Form 10-Q
period 1996-03-31
GRANT GEOPHYSICAL INC
filed 1996-05-20
CIK 866722

                                  FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ______________________________


(MARK ONE)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                       or
         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1996

                             Commission file number
                                   000-18816



                            GRANT GEOPHYSICAL, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                      84-0766570
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

            16850 PARK ROW
            HOUSTON, TEXAS                                   77084
(Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code:  (713) 398-9503





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes       X              No
                                 ----                 ----


         As of May 13, 1996, 12,689,740 shares of common stock, par value $.002 per share, were issued and outstanding.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES


                                     INDEX

                                                                                                   PAGE(S)
                                                                                                   -------
PART I.    FINANCIAL INFORMATION

       Item 1.  Financial Statements

           Consolidated Balance Sheets as of March 31,
           1996 (Unaudited) and December 31, 1995 . . . . . . . . . . . . . . . . .                 3-4

           Consolidated Statements of Operations for the
           Three Months Ended March 31, 1996 (Unaudited)
           and 1995 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .                   5

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1996 (Unaudited)
           and 1995 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .                   6

           Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . .                   7


       Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . . . . . . . . . . . .                  11


PART II.   OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .                  15


PART III.  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  16

                                     PART I


ITEM 1.   FINANCIAL STATEMENTS


                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            MARCH 31,         DECEMBER 31,
                                                                              1996               1995
                                                                            --------         ----------
                                                                           (UNAUDITED)
                 ASSETS

Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . .           $     870           $   1,047
   Restricted  cash.  . . . . . . . . . . . . . . . . . . . . . .                  10                 100
  Accounts receivable:
    Trade (net of allowance for doubtful accounts
      of $1,901 and $2,344 at March 31,
      1996 and December 31, 1995, respectively) . . . . . . . . .              33,751              37,069
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,121               1,826
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .               1,095               1,417
   Prepaids . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,757               4,823
   Mobilization costs . . . . . . . . . . . . . . . . . . . . . .               7,636               5,296
                                                                            ---------           ---------
      Total current assets  . . . . . . . . . . . . . . . . . . .              50,240              51,578
                                                                            ---------           ---------

   Property, plant and equipment, at cost . . . . . . . . . . . .             103,065              92,502
   Less accumulated depreciation  . . . . . . . . . . . . . . . .              65,146              61,565
                                                                            ---------           ---------
      Net property, plant and equipment . . . . . . . . . . . . .              37,919              30,937
                                                                            ---------           ---------

   Deferred costs . . . . . . . . . . . . . . . . . . . . . . . .               1,457                 334
   Restricted cash  . . . . . . . . . . . . . . . . . . . . . . .                 313                 315
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . .               3,594               3,768
                                                                            ---------           ---------

      Total assets  . . . . . . . . . . . . . . . . . . . . . . .           $  93,523           $  86,932
                                                                            =========           =========





          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                          MARCH 31,         DECEMBER 31,
                                                                            1996                1995
                                                                        ------------        ------------
                                                                        (UNAUDITED)
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . .          $  20,030           $  19,241
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . .              4,583               5,643
   Foreign income taxes payable . . . . . . . . . . . . . . . .                529                 231
   Notes payable, current portion of long-term
     debt and capital lease obligations . . . . . . . . . . . .             20,316              18,430
                                                                         ---------           ---------
       Total current liabilities  . . . . . . . . . . . . . . .             45,458              43,545
                                                                         ---------           ---------

Long-term debt and capital lease obligations,
  excluding current portion . . . . . . . . . . . . . . . . . .             13,481               8,789
Other liabilities and deferred credits  . . . . . . . . . . . .              3,510               4,883

Stockholders' equity:
  $2.4375 Convertible exchangeable preferred stock, $.01 par value.  Authorized 2,300,000 shares; issued and outstanding
     2,300,000 and 2,157,000 shares at March 31, 1996 and
     December 31, 1995, respectively (liquidating  preference
     $25 per share, aggregating $53,925,000)  . . . . . . . . .                 23                  22
  Junior preferred stock, $100 par value.  Authorized 15,000
    shares; issued and outstanding 14,904 shares  . . . . . . .              1,490               1,490
  Serial preferred stock, $100 par value.  Authorized 250,000
    shares, none issued . . . . . . . . . . . . . . . . . . . .                 --                  --
  Common stock, $.002 par value.  Authorized 40,000,000 shares;
    issued and outstanding 12,572,396 and 12,234,151 shares
    at March 31, 1996 and December 31, 1995, respectively . . .                 24                  24
  Additional paid-in capital  . . . . . . . . . . . . . . . . .            114,052             112,122
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . .            (84,515)            (83,943)
                                                                         --------            ---------
       Total stockholders' equity . . . . . . . . . . . . . . .             31,074              29,715
  Commitments and contingencies . . . . . . . . . . . . . . . .
                                                                         ---------           ---------

       Total liabilities and stockholders' equity . . . . . . .          $  93,523           $  86,932
                                                                         =========           =========





          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                      THREE MONTHS
                                                                                          ENDED
                                                                                        MARCH 31,
                                                                                -----------------------
                                                                                 1996               1995
                                                                                 ----               ----
                                                                                       (UNAUDITED)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $ 27,808         $ 18,406

Expenses:
   Direct operating expense   . . . . . . . . . . . . . . . . .                   22,112           13,913
   Other operating expenses   . . . . . . . . . . . . . . . . .                    2,266            1,809
   Depreciation and amortization  . . . . . . . . . . . . . . .                    2,370            2,388
                                                                                --------         --------
      Total costs and expenses  . . . . . . . . . . . . . . . .                   26,748           18,110
                                                                                --------         --------

      Operating income  . . . . . . . . . . . . . . . . . . . .                    1,060              296
                                                                                --------         --------

Other income (deductions):
   Interest expense   . . . . . . . . . . . . . . . . . . . . .                   (1,330)            (725)
   Interest income    . . . . . . . . . . . . . . . . . . . . .                        8               41
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .                       87              528
                                                                               ---------         --------
      Total other deductions  . . . . . . . . . . . . . . . . .                   (1,235)            (156)
                                                                               --------          --------

      Income (loss) before income taxes   . . . . . . . . . . .                     (175)             140

Income tax expense  . . . . . . . . . . . . . . . . . . . . . .                      397              100
                                                                               ---------         --------

      Net income (loss)   . . . . . . . . . . . . . . . . . . .                     (572)         $    40
                                                                               ---------          --------

      Net loss applicable to common stock   . . . . . . . . . .                 $ (3,106)         $(1,275)
                                                                                ========          =======

LOSS PER COMMON SHARE --  ASSUMING NO AND FULL DILUTION:
   Net loss   . . . . . . . . . . . . . . . . . . . . . . . . .                 $  (0.05)      $      ---
   Dividend requirement on $2.4375 preferred stock  . . . . . .                    (0.20)           (0.10)
                                                                                ---------        ---------
   Net loss per common share  . . . . . . . . . . . . . . . . .                 $  (0.25)         $ (0.10)
                                                                                --------          ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary   . . . . . . . . . . . . . . . . . . . . . . . . . .               12,672,082       12,518,402
  Fully Diluted   . . . . . . . . . . . . . . . . . . . . . . .               12,672,082       12,518,402





          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     THREE MONTHS
                                                                                        ENDED
                                                                                       MARCH 31,
                                                                                -----------------------
                                                                                  1996           1995
                                                                                --------       --------
                                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net income/(loss) before dividend requirement . . . . . . . .                $    (572)       $   40
  Adjustments to reconcile net income/(loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization expense . . . . . . . . . .                    2,370         2,388
      Deferred costs amortization . . . . . . . . . . . . . . .                    1,799         1,995
      Gain on the sale of fixed assets  . . . . . . . . . . . .                      (10)         (152)
      Exchange (gain) . . . . . . . . . . . . . . . . . . . . .                      (18)         (284)
      Other non-cash items  . . . . . . . . . . . . . . . . . .                       --            25
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . . . .                    3,023           646
      Inventories . . . . . . . . . . . . . . . . . . . . . . .                      322           923
      Prepaids  . . . . . . . . . . . . . . . . . . . . . . . .                       66        (1,357)
      Deferred costs  . . . . . . . . . . . . . . . . . . . . .                   (5,262)       (3,676)
      Other assets  . . . . . . . . . . . . . . . . . . . . . .                      174           654
    Increase (decrease) in:
      Accounts payable  . . . . . . . . . . . . . . . . . . . .                      789           783
      Accrued expenses  . . . . . . . . . . . . . . . . . . . .                   (1,060)       (1,036)
      Foreign income taxes payable  . . . . . . . . . . . . . .                      298            83
      Other liabilities and deferred credits  . . . . . . . . .                   (1,373)          426
                                                                                --------    ----------

        Net cash provided by operating activities . . . . . . .                      546         1,458
                                                                                --------    ----------

Cash flows from (used in) investing activities:
  Capital expenditures, net . . . . . . . . . . . . . . . . . .                   (3,744)       (3,145)
  Proceeds from the sale of assets  . . . . . . . . . . . . . .                       10           152
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . .                       92         2,152
                                                                                --------    ----------

        Net cash flows used in investing activities . . . . . .                   (3,642)         (841)
                                                                                --------    ----------

Cash flows from (used in) financing activities:
  Proceeds from exercise of stock options and warrants  . . . .                      205            11
  Proceeds from issuance of $2.4375 Preferred Stock . . . . . .                    1,573            --
  Borrowings made during the period . . . . . . . . . . . . . .                   29,667        22,477
  Repayment on borrowings during the period . . . . . . . . . .                  (28,650)      (23,639)
  Other non-cash items  . . . . . . . . . . . . . . . . . . . .                      154            --
                                                                                --------    ----------

        Net cash from (used in) financing activities  . . . . .                    2,949        (1,151)
                                                                                --------    ----------

Effect of exchange rate changes on cash . . . . . . . . . . . .                      (30)          176

        Net decrease in cash and cash equivalents . . . . . . .                     (177)         (358)
Cash and cash equivalents at beginning of period  . . . . . . .                    1,047           804
                                                                                --------    ----------

Cash and cash equivalents at end of period  . . . . . . . . . .                 $    870    $      446
                                                                                ========    ==========

    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES.
                                 SEE NOTE 7.
          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                    ________________________________________


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                 The balance sheet of Grant Geophysical, Inc. and subsidiaries (the "Company") as of March 31, 1996, and the related statements of operations and cash flows for the three months ended March 31, 1996 and 1995 are unaudited. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1995, included in the Company's Form 10-K, as filed with the Securities and Exchange Commission.

                 In the opinion of management, the unaudited consolidated financial statements include normal recurring adjustments considered necessary to present fairly the Company's consolidated financial position and results of operations for the periods presented. The Company's operating results for any particular interim period may not be indicative of results for a full year.

     Reclassifications

                 Certain amounts previously reported have been reclassified in order to ensure comparability between the periods reported.

     Use of Estimates

                 The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income (Loss) Per Common Share

                 Income (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period. For purposes of this calculation, outstanding stock options and warrants are considered common stock equivalents. Fully diluted income (loss) per common share is determined based upon the weighted average number of common shares, calculated using the ending market price of the common shares for the period. The income/loss is decreased/increased by undeclared, unpaid cumulative preferred stock dividends in calculating net income/loss attributable to the common shareholder.

2.   LIQUIDITY

                 The Company continues to experience constrained liquidity. The factors driving these constraints are a result of the growth curve the Company has undertaken which requires substantial immediate cash outflow for startups, crew mobilizations and capital expenditures which are paid in cash. Additional cash constraints are being experienced in the first and second quarter of 1996 as North American crews have been hampered by repetitive adverse weather conditions and permitting delays and some Latin American crews have not been able to obtain in a timely manner additional equipment in order to perform contracted work efficiently.

                 Management anticipates that the Company will be able to generate sufficient cash flow from operations over the balance of 1996 to fulfill most cash requirements; however, this cannot be completely assured to occur on a timely basis. In case of a continued short fall in cash, the Company may undertake additional funding from external sources. The cost of these funds may be higher than typical lending rates due to the Company's current outstanding debt structure. Issuance of additional equity will be considered as well.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

                  ________________________________________


3.   SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

                 As of March 31, 1996, the Company had approximately $3,737,000 in net receivables from Nigerian customers. Historically, collection of payments from Nigerian customers have exceeded the Company's average collection period. Since mid-1993, the Company has encountered additional delays in receiving cash remittances from its Nigerian customers due to the political and social turmoil experienced in that country. The Company has received several cash payments from its Nigerian customers during the first quarter of 1996 and indications are that payments will continue; however, Management cannot predict the exact timing and magnitude of such payments.


4.   NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                 A summary of notes payable, long-term debt, and capital lease obligations of the Company at March 31, 1996 and December 31, 1995 follows (dollars in thousands):

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                    1996            1995
                                                                               -------------    -------------
                                                                                (UNAUDITED)
       Revolving lines of credit:
          15.0% due February 20, 1996   . . . . . . . . . . . . . . . . .      $       --         $  1,750
          11.50% due February 17, 1997  . . . . . . . . . . . . . . . . .           3,800            8,045
       Convertible Debentures -- 8%, due 1999   . . . . . . . . . . . . .           3,000               --
       Equipment notes payable -- 7.35% - 12%, due 1996-2000  . . . . . .           9,680            5,178
       Other notes payable -- 6.0% to 34.0%, due 1996-2005  . . . . . . .          10,173            6,579
       Capital lease obligations -- 10.46% to 27.53%, due 1996-2000   . .           7,144            5,667
                                                                                ---------       ----------
                                                                                   33,797           27,219
       Less current portion   . . . . . . . . . . . . . . . . . . . . . .          20,316           18,430
                                                                                 --------         --------
             Notes payable, long-term debt and capital lease obligations,
                  excluding current portion . . . . . . . . . . . . . . .        $ 13,481         $  8,789
                                                                                 ========         ========

                 On July 28, 1994, the Company entered into a $3,000,000 credit facility with a holder of the Company's $2.4375 preferred stock. The credit facility was secured by certain foreign receivables. On April 17, 1995, the credit facility was amended to provide the Company with a $1,000,000 short-term credit facility for substantially the same terms and conditions. In June 1995, the short-term credit facility was increased by $750,000 and the expiration date was succeedingly extended to February 20, 1996. The entire loan of $1,750,000 plus accrued interest was repaid on the expiration date.

                 As of April 26, 1993, the Company entered into a $12,000,000 revolving credit facility (the "Credit Facility") with a credit corporation. The Credit Facility is secured by domestic and certain foreign U.S. dollar denominated accounts receivable, a first lien on all unencumbered assets of the Company and a second lien on all other assets as available. The terms of the Credit Facility permit the Company to borrow up to the sum of (A) 80% of eligible domestic accounts receivable; (B) 65% to 80% of eligible insured international accounts receivable (not to exceed $8,000,000); (C) 45% of eligible uninsured international accounts receivable; and (D) 10% of eligible other accounts receivable. Nigerian U.S. dollar receivables are not eligible under the terms of the Credit Facility. As of March 31, 1996, approximately $3,800,000 had been borrowed and no letters of credit had been issued under the Credit Facility. The term of the Credit Facility is three years with an option to terminate at its annual anniversary date with at least 90 days notice by either party. The Credit Facility has been extended through February 17, 1997. The Credit Facility contains a number of affirmative and negative covenants, the most restrictive of which are financial covenants which require maintenance of: (i) a minimum current ratio; (ii) a maximum ratio of debt to tangible net worth; (iii) a minimum level of tangible net worth and (iv) a minimum level of working

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

                   ________________________________________


       capital. At March 31, 1996, the Company was in compliance with the financial covenants contained in the Credit Facility.

                 On February 20, 1996, the Company entered into a two-year term loan agreement with a subordinated lender for $3,843,750. The term loan principal is payable beginning March 1, 1997 in eleven equal monthly installments of $64,063 and a final installment of $3,139,063 due on February 20, 1998. A mandatory prepayment provision requires the Company to prepay the outstanding term loan balance with 50% of all U.S. Dollar payments made on the Nigerian accounts receivable balance as of February 20, 1996. The term loan bears interest at 14% per annum payable monthly beginning on March 1, 1996. The Company paid a non-refundable loan fee of $93,750 and is subject to a quarterly administration fee of $75,000 commencing August 1996. The term loan contains a number of affirmative and negative covenants, the most restrictive of which are financial covenants which require maintenance of: (i) a minimum current ratio; (ii) a maximum ratio of debt to tangible net worth; (iii) a minimum level of tangible net worth and (iv) a minimum level of working capital. At March 31, 1996, the Company was in compliance with the financial covenants contained in the term loan.

                 On March 27, 1996, the Company issued $3,000,000 of its 8% Convertible Debentures ("Debentures") due December 31, 1999. The Debentures are convertible, at the option of the purchaser, into shares of the Company's Common Stock at a conversion price of 80% of the five day average low trading price prior to the conversion election of the Common Stock, provided that such 80% figure is increased to 100% if the Debentures are converted within 45 days of the Closing Date. Under certain circumstances, the Company can redeem Debentures submitted for conversion at 120% of the par value of the Debentures. Additionally, the Company may redeem the Debentures on or after March 27, 1997 at a rate of 120% of the par value of the Debenture, and on or after March 27, 1999, at a rate of 100% of the par value. Interest of 8% per annum is payable quarterly.

                 At March 31, 1996, the Company was in default of certain covenants related to delays in payment on its equipment notes payable. Payment acceleration of these equipment notes was waived by the Company's creditors.

5.     PREFERRED STOCK ISSUANCE

                 On March 20, 1996, the Company issued 143,000 shares of the Company's $2.4375 Convertible Exchangeable Preferred Stock (the "$2.4375 Preferred Stock"). The purchaser of the $2.4375 Preferred Stock is entitled to all unpaid, undeclared dividends in arrears through March 31, 1996 totaling $1,220,000. The net proceeds from the issuance was $1,573,000. The cumulative adjustment for these prior unpaid, undeclared dividends is shown in the first quarter results.

6.     DIVIDENDS IN ARREARS

                 The quarterly dividend payments for the first quarter 1996, the four quarters of 1995, 1994 and 1993 and one quarterly dividend payment for 1992 on the $2.4375 Preferred Stock were deferred by the Company's Board of Directors. As of March 31, 1996, $2.4375 Preferred Stock dividends in arrears amounted to approximately $19,622,000. This amount relates to the total of 2,300,000 shares now outstanding.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)


                   ________________________________________


7.    SUPPLEMENTAL CASH FLOW INFORMATION

             (a) During the three months ended March 31, 1996, the Company entered into new debt instruments for equipment totaling approximately $7,027,000. Payments of approximately $1,418,000 on equipment debt instruments have been included in the statement of cash flows.

             (b) Cash paid during the periods for income taxes, net of refunds and interest is as follows (dollars in thousands):

                                                                                      THREE MONTHS
                                                                                          ENDED
                                                                                        MARCH 31,
                                                                             ------------------------------
                                                                                  1996              1995
                                                                                  ----              ----
                                                                                        (UNAUDITED)
      Cash paid during the period for income taxes,
        net of refunds  . . . . . . . . . . . . . . . . . . . .                  $ 700            $  254
      Cash paid during the period for interest  . . . . . . . .                  $ 985            $  861
                                                                                 =====            ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the historical financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto, included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

        The Company's operating profitability is dependent upon the mix of contracts in effect during any given period.

        Three months ended March 31, 1996 compared to three months ended March 31, 1995

        The Company's consolidated revenues increased 51% ($9,402,000) to $27,808,000. This increase is primarily due to increased crew capacity and crew months in Latin America and the Far East, partially reduced by decreased activity in Nigeria.

        Revenues from the United States operations increased 14% ($1,557,000) to $12,656,000. The United States operations, hampered somewhat by repetitive adverse weather conditions in the first quarter and permitting delays, included $1,200,000 of revenues resulting from a sale of the Company's interests under two specific revenue sharing agreements. The impact of this transaction on operating income was $1,098,359. Transactions of this nature may occur on a periodic basis as the company continues to grow and is able to capitalize on such opportunities. Crew capacity in the United States was increased to seven crews from six crews in the prior year with the introduction of a Telseis instrument shallow water transition zone crew. This crew had previously operated in the Company's Middle East operations in 1993 and 1994. The crew resumed contracted work in mid-March of 1996. Also, the United States operations added an Input/Output System II in the second quarter of 1995 that replaced an older technology system that was retired after the first quarter of 1995. Total crew months for the United States in the 1996 period were sixteen as compared to eighteen for the same period last year. The region has contracted work for most of its crews through the third quarter of 1996 with some crews contracted for the balance of the year.

        Revenues from international operations increased 107% ($7,845,000) to $15,152,000. This increase is largely due to both increased crew capacity and active crew months in Latin America. The Nigerian operations experienced reduced crew months and revenues compared to last year since the majority of the region's contracted work was completed in early fourth quarter of 1995. The Far East experienced increased crew months and revenues as two crews were active for a portion of the first quarter. The Middle East region had no activity as compared to last year when there were minimal revenues from equipment rentals during the time the region was being demobilized.

        Latin America revenues increased 286% ($9,859,000) to $13,306,000. The number of active crews increased to seven in 1996 as compared to four in the prior year, and active crew months increased to fifteen from seven, respectively. During this period, the Company operated one crew in Bolivia, two crews in Colombia, three crews in Peru, and began the start-up and mobilization of a new Input/Output System II 3D crew in Brazil where the Company had previously operated a smaller 2D crew under contract for three years. In the prior year's period the Company operated one crew in Brazil, two crews in Colombia, and one crew in Peru with a second crew being mobilized late in the quarter. The region generally has contracted backlog extending into the latter part of the year with some backlog in Brazil extending into early 1998.

        Nigerian revenues decreased 72% ($2,357,000) to $938,000. The number of active crews has decreased to one in 1996 from three in 1995 and the number of active crew months decreased from seven to three, respectively. This decrease is due to the completion during the fourth quarter of 1995 of contracted work for two crews. The third crew has now completed its contracted work in March of 1996. The region currently has no contracted work in backlog, but the Company has several bids currently outstanding, and current expectations are that the Company will be awarded at least one of these contracts. The Company is currently preparing for this anticipated work and is actively marketing its services in the region; however, there is no assurance that the Company will be awarded any of such work.

        Revenues in the Far East increased 179% ($582,000) to $908,000 with active crew months increasing to three from one in this period as compared to last year. The crew in Bangladesh, which was temporarily suspended due to political unrest in the region, has now resumed operations and the contracted work as been expanded. The second crew operated in Indonesia in January and is currently not in operation.

        Direct operating expenses as a percentage of revenue increased to 80% from 76%. The increase is a result of higher operating costs in the United States from adverse weather conditions and permitting delays and equipment delays to Latin America which did not allow some crews to operate efficiently. The overall dollar increase is primarily due to increased seismic activity in Latin America and the United States with a partial reduction resulting from decreased activity in Nigeria.

        Other operating expenses, which consist of general and administrative expenses at corporate headquarters and in foreign locations, decreased slightly as a percentage of revenues to 8% from 10%. The percentage decrease was due to the Company's ability to generate 51% more revenues, primarily in Latin America, while incurring approximately the same amount of other operating expenses. The overall increase in the amount of other operating expenses can be attributed primarily to the higher level of seismic crew activity in Latin America and the United States.

        Depreciation and amortization expense decreased only slightly to $2,370,000 from the prior year as the majority of newly acquired assets during 1995 have begun to be depreciated. As the Company continues to purchase and utilize new seismic acquisition systems, the depreciation and amortization expense should increase.

        Interest expense increased from prior year by 83% to $1,330,000 as the Company experienced higher levels of financing at higher interest rates, particularly in the foreign areas of operation.

        Other income (deduction) decreased approximately $441,000 from the first quarter 1995. Foreign currency translation gains of approximately $284,000 resulting from the fluctuation in the Nigerian Naira and a $152,000 gain from the sale of idle equipment recorded during the first quarter of 1995 were not duplicated in 1996.

        The income tax provision in both periods consisted of taxes owed to foreign countries based on local tax laws. The level of foreign taxes has increased from the prior period due to the increased activity of international operations. No provision for U.S. Federal income taxes was made in either period as the Company currently has net operating losses available for carryforward.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity. The Company's short-term and long-term liquidity position remains restricted. As of May 10, 1996, the Company's level of available cash was approximately $1,304,000 as compared to the December 31, 1995 balance of approximately $1,047,000. Net cash provided by operating activities during the first quarter 1996 was approximately $546,000 compared to approximately $1,458,000 for the same period in 1995. The primary factors influencing this liquidity issue are the (i) increases in cash outflows for startups and crew mobilizations; (ii) increases in the level of capital expenditures which are not financed that are required to keep pace with the growth in the United States and Latin American markets; (iii) the level at investment required for the Company's proprietary seismic data acquisition system; and (iv) the continued delays in receiving cash remittances from Nigeria and a certain domestic customer. Additional cash constraints were experienced in the first and second quarter of 1996 as North American crews have been hampered by repetitive adverse weather conditions and permitting delays and some Latin American crews were not able to obtain additional equipment timely in order to perform contracted work efficiently.

        Since mid-1993, the Company has encountered additional delays in receiving cash remittances from its Nigerian customers due to the political and social turmoil experienced in that country. During the first quarter of 1995, these delays increased. These delays caused the Company to intensify its collection efforts. The net receivable balance from Nigerian customers has decreased from $7,896,000 at December 31, 1994 to $2,970,000 at April 30, 1996
due primarily to increased collection efforts and reduced crew operations. There have been cash payments received during the first quarter of 1996, and indications are that payments will continue; however, management cannot predict the exact timing and magnitude of such payments. Also, during the second quarter of 1995, the Company was notified by one of its domestic customers that payment on services performed primarily during the first quarter of 1995 would be delayed. Payments totaling approximately $588,000 have been received through May 10, 1996. The Company believes the receivable balance at May 10, 1996 of $1,723,000 should be collectible.

        The Company has a revolving credit facility with its principal lender, a credit corporation, for $12,000,000, secured by domestic and certain foreign U.S. dollar denominated accounts receivable other than those originating from Nigerian customers, a first lien on all unencumbered assets of the Company and a second lien on all other assets as available. The Company entered into this credit facility on February 17, 1993 for the portion secured by the domestic receivables and on April 26, 1993 for the portion secured by the foreign U.S. dollar denominated receivables. The credit facility has been extended through February 17, 1997. As of March 31, 1996 approximately $3,800,000 had been borrowed and no letters of credit had been issued under the credit facility. The terms of the agreement permit the Company to borrow up to the sum of (A) 80% of its eligible United States accounts receivable; (B) 65% to 80% of the eligible insured international accounts receivable (not to exceed $8,000,000); (C) 45% of the eligible uninsured international accounts receivable; and (D) 10% of eligible other accounts receivable. The credit facility contains a number of affirmative and negative covenants, the most restrictive of which are financial covenants which require maintenance of: (i) a minimum current ratio; (ii) a maximum ratio of debt to tangible net worth; (iii) a minimum level of tangible net worth and (iv) a minimum level of working capital. Subsequent to December 31, 1994, an amendment to the Credit Facility was executed, which principally provided additional flexibility with respect to certain covenants. At March 31, 1996, the Company was in compliance with the covenants. At May 10, 1996, approximately $6,457,000 had been borrowed under this credit facility. All of the Company's eligible accounts receivable are currently pledged to secure this line of credit and the Company's current level of cash represents amounts borrowed under the credit facility.

        On March 1, 1995, the Company entered into a long-term financing agreement with a credit company for $5,000,000. The facility contains a bargain purchase option at the end of the lease term and is secured by the leased equipment. At May 10, 1996, the Company had borrowed approximately $4,352,000 under the facility for equipment purchases. At March 31, 1996, the Company was in default of certain covenants for this and other financing agreements related to delays in payment on its equipment notes payable. Payment acceleration of these equipment notes was waived by the Company's creditors.

        On February 20, 1996, the Company entered into a two-year term loan agreement with a subordinated lender for $3,843,750. The term loan principal is payable beginning March 1, 1997 in eleven equal monthly installments of $64,063 and a final installment of $3,139,063 due on February 20, 1998. A mandatory prepayment provision requires the Company to prepay the outstanding term loan balance with 50% of all U.S. Dollar payments made on the Nigerian accounts receivable balance as of February 20, 1996. The term loan bears interest at 14% per annum payable monthly beginning on March 1, 1996. The Company paid a non-refundable loan fee of $93,750 and is subject to a quarterly administration fee of $75,000 commencing August 1996. The term loan contains a number of affirmative and negative covenants, the most restrictive of which are financial covenants which require maintenance of: (i) a minimum current ratio; (ii) a maximum ratio of debt to tangible net worth; (iii) a minimum level of tangible net worth and (iv) a minimum level of working capital. At March 31, 1996, the Company was in compliance with the covenants.

        On March 20, 1996, the Company issued 143,000 shares of the Company's $2.4375 Convertible Exchangeable Preferred Stock. The purchaser of the Preferred Stock is entitled to all undeclared, unpaid dividends in arrears through March 20, 1996. The net proceeds from the issuance was $1,573,000. Additionally on March 27, 1996, the Company issued $3,000,000 of its 8%
Convertible Debentures ("Debentures") due December 31, 1999.   The Debentures
are convertible, at the option of the purchaser, into shares of the Company's Common Stock at a conversion price of 80% of the five day average low trading price prior to the conversion election of the Common Stock, provided that such 80% figure is increased to 100% if the Debentures are converted within 45 days of the Closing Date. Under certain circumstances, the Company can redeem Debentures submitted for conversion at 120% of the par value of the Debentures. Additionally, the Company may redeem the Debentures on or after March 27, 1997 at a rate of 120% of the par value of the Debentures, and on or after March 27, 1999, at a rate of 100% of the par value. Interest of 8% per annum is payable quarterly.

        While the financing transactions entered into in the first quarter of 1996 provided funding for certain obligations, the Company continues to experience constrained liquidity. The Company will continue to consider additional sources of working capital to help improve its liquidity position. Management anticipates that the Company will be able to generate sufficient cash flow from operations over the balance of 1996 to fulfill most of its cash requirements; however, this cannot be completely assured to occur on a timely basis. In case of a continued short fall in cash, the Company may undertake additional funding from external sources. The cost of these funds may be higher than typical lending rates due to the Company's current outstanding debt structure. Issuance of additional equity will be considered as well.

        As a result of the continued short-term liquidity situation, the Company has elected to defer the fourteenth quarterly dividend payment for March 31, 1996 on the $2.4375 preferred stock. See Note 6 of Notes to Consolidated Financial Statements.

        Capital Expenditures. Capital expenditures were approximately $9,365,000 and $3,484,000 for the quarters ended March 31, 1996 and 1995, respectively. The expenditures in the first quarter of 1996 were for the purchase of one complete seismic acquisition recording system and additional equipment necessitated by the Company's increased seismic operations in Latin America and the United States and other equipment necessary for the completion of the Company's new seismic data acquisition system. The majority of these purchases are being financed utilizing leases and long-term notes payable from a credit corporation and equipment manufacturers.

        The Company is currently assembling a new proprietary seismic data acquisition system. This system is a radio frequency telemetry system specifically designed to be used on large 3D surveys where cables are undesirable. The Company plans to complete the deployment phase of the first system during the second quarter of 1996. Currently, there are no plans to market or sell this technology to any third parties.

        The Company's capital expenditures for the remainder of 1996, which are estimated at amounts similar to the prior year, are contingent on the Company's ability to obtain short- and long-term financing and on the generation of sufficient cash flows from operations.

        Long-Term Obligations. The long-term obligations of the Company as of March 31, 1996 consisted primarily of the 8% Convertible Debentures, notes payable and capital lease obligations related to the acquisition of geophysical equipment and the Corporate headquarters and notes payable to the former Tensor shareholders related to the Settlement and Release Agreement effective January 1, 1994.

OTHER

        Foreign Exchange Gains and Losses. In order to mitigate foreign exchange rate fluctuations, the Company attempts to structure the majority of its international contracts to be billed and paid at a certain U.S. Dollar rate. Additionally, the Company enters into same currency debt of a foreign subsidiary to pay expenses incurred locally. Foreign currency transaction/translation gains and losses resulting from these arrangements are included in Other income. Presently, the Company does not use derivatives or forward foreign exchange hedging contracts.

                                    PART II

                               OTHER INFORMATION



ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     List of Exhibits
                    Exhibit No.
                    -----------

                     10.01 - Loan and Security Agreement dated February 20, 1996, by and between the Company and its subordinated lender.

                     11.01 - Computation of Income (Loss) Per Common and Common Equivalent Share for the Three Months Ended March 31, 1996 and 1995.

                     27    -    Financial Data Schedule.


         (b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GRANT GEOPHYSICAL, INC.
                                             (REGISTRANT)



Date     May 15, 1996                   By      George W. Tilley
                                           _________________________
                                                George W. Tilley
                                            Chief Executive Officer,
                                             President and Director
                                          (Principal Executive Officer)



Date     May 15, 1996                   By      William B. Cleveland
                                           __________________________
                                                William B. Cleveland
                                               Chief Financial Officer,
                                               Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


                    Exhibit No.
                    -----------

                     10.01 - Loan and Security Agreement dated February 20, 1996, by and between the Company and its subordinated lender.

                     11.01 - Computation of Income (Loss) Per Common and Common Equivalent Share for the Three Months Ended March 31, 1996 and 1995.

                     27    -    Financial Data Schedule.