Form 10-Q
period 1996-06-30
GRANT GEOPHYSICAL INC
filed 1996-08-14
CIK 866722

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   ---------
(MARK ONE)

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                       or
   ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended June 30, 1996

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

                               Yes X     No
                                  ---      ---

     As of August 8, 1996, 13,437,869 shares of common stock, par value $.002 per share, were issued and outstanding.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES


                                     INDEX



                                                                     PAGE(S)
                                                                     -------
      PART I.    FINANCIAL INFORMATION

          Item 1.  Financial Statements


            Consolidated Balance Sheets as of June 30,
            1996 (Unaudited) and December 31, 1995 ..................  3-4

            Consolidated Statements of Operations for the
            Six Months Ended June 30, 1996 (Unaudited)
            and 1995 (Unaudited) ....................................   5

            Consolidated Statements of Operations for the
            Three Months Ended June 30, 1996 (Unaudited)
            and 1995 (Unaudited) ....................................   6

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1996 (Unaudited)
            and 1995 (Unaudited) ....................................   7

            Notes to Consolidated Financial Statements (Unaudited) ..   8


          Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations ...........  12


      PART II.   OTHER INFORMATION

          Item 2.  Change in Securities .............................  17
          Item 5.  Other Information ................................  17
          Item 6.  Exhibits and Reports on Form 8-K .................  17


      PART III.  SIGNATURES .........................................  18

                                     PART I


ITEM 1.   FINANCIAL STATEMENTS


                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                         JUNE 30,     DECEMBER 31,
                                                           1996           1995
                                                         --------     ------------
                                                        (UNAUDITED)
              ASSETS

   Current assets:
    Cash and cash equivalents ........................   $   --         $  1,047
    Restricted  cash .................................       --              100
   Accounts receivable:
    Trade (net of allowance for doubtful accounts
     of $1,904 and $2,344 at June 30, 1996 and
     December 31, 1995, respectively) ................     34,216         37,069
     Other ...........................................      1,430          1,826
    Inventories ......................................      1,011          1,417
    Prepaids .........................................      4,722          4,823
    Mobilization costs ...............................     15,286          5,296
                                                         --------       --------
     Total current assets ............................     56,665         51,578
                                                         --------       --------

    Property, plant and equipment, at cost ...........    109,990         92,502
    Less accumulated depreciation ....................     66,445         61,565
                                                         --------       --------
     Net property, plant and equipment ...............     43,545         30,937
                                                         --------       --------

    Deferred costs ...................................      2,071            334
    Restricted cash ..................................        316            315
    Other assets .....................................      4,128          3,768
                                                         --------       --------

     Total assets ....................................   $106,725       $ 86,932
                                                         ========       ========





          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                    JUNE 30,       DECEMBER 31,
                                                                      1996             1995
                                                                    ---------      ------------
                                                                   (UNAUDITED)

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable, current portion of long-term
   debt and capital lease obligations ...........................   $  23,094        $  18,430
 Accounts payable ...............................................      21,220           19,241
 Accrued expenses ...............................................       5,062            5,643
 Foreign income taxes payable ...................................         347              231
                                                                    ---------        ---------
Total current liabilities .......................................      49,723           43,545
                                                                    ---------        ---------

Long-term debt and capital lease obligations,
 excluding current portion ......................................      16,100            8,789
Other liabilities and deferred credits ..........................       3,054            4,883

Stockholders' equity:
 $2.4375 Convertible exchangeable preferred stock, $.01 par
  value.  Authorized 2,300,000 shares; issued and outstanding
  2,300,000 and 2,157,000 shares at June 30, 1996 and
  December 31, 1995, respectively (liquidating  preference
  $25 per share, aggregating $53,925,000) .......................          23               22
 Series A Convertible preferred stock, $100 par value ...........
  Authorized 75,000 shares; issued and outstanding
  70,000 shares and none at June 30, 1996 and
  December 31, 1995, respectively ...............................       7,000             --
 Junior preferred stock, $100 par value.  Authorized 15,000
  shares; issued and outstanding 14,904 shares ..................       1,490            1,490
 Serial preferred stock, $100 par value.  Authorized 250,000
  shares, none issued ...........................................        --               --
 Common stock, $.002 par value.  Authorized 40,000,000 shares;
  issued and outstanding 12,721,219 and 12,234,151 shares
  at June 30, 1996 and December 31, 1995, respectively ..........          25               24
 Additional paid-in capital .....................................     114,446          112,122
 Accumulated deficit ............................................     (85,136)         (83,943)
                                                                    ---------        ---------
   Total stockholders' equity ...................................      37,848           29,715
 Commitments and contingencies
                                                                    ---------        ---------

   Total liabilities and stockholders' equity ...................   $ 106,725        $  86,932
                                                                    =========        =========










          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                      SIX MONTHS
                                                                        ENDED
                                                                       JUNE 30,
                                                             ----------------------------
                                                                 1996            1995
                                                             ------------    ------------
                                                                    (UNAUDITED)
 Revenues ................................................   $     54,759    $     39,118

 Expenses:
  Direct operating expense ...............................         43,036          28,371
  Other operating expenses ...............................          4,722           3,749
  Depreciation and amortization ..........................          4,986           4,665
                                                             ------------    ------------
    Total costs and expenses .............................         52,744          36,785
                                                             ------------    ------------

    Operating income .....................................          2,015           2,333
                                                             ------------    ------------

 Other income (deductions):
  Interest expense .......................................         (2,518)         (1,544)
  Interest income ........................................             20              65
  Other ..................................................            (10)            415
                                                             ------------    ------------
    Total other deductions ...............................         (2,508)         (1,064)
                                                             ------------    ------------

    Income (loss) before income taxes ....................           (493)          1,269

 Income tax expense ......................................            700             146
                                                             ------------    ------------

    Net income (loss) ....................................         (1,193)   $      1,123
                                                             ------------    ------------

    Net loss applicable to common stock ..................   $     (5,129)   $     (1,506)
                                                             ============    ============

 INCOME (LOSS) PER COMMON SHARE - ASSUMING NO
 AND FULL DILUTION:
  Net income (loss) ......................................   $      (0.09)   $       0.09
  Dividend requirement on $2.4375 preferred stock ........          (0.31)          (0.21)
                                                             ------------    ------------
  Net loss per common share ..............................   $      (0.40)   $      (0.12)
                                                             ============    ============

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary and Fully Diluted ..............................     12,884,808      12,524,654





          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                     THREE MONTHS
                                                                         ENDED
                                                                        JUNE 30,
                                                             ----------------------------
                                                                 1996            1995
                                                             ------------    ------------
                                                                    (UNAUDITED)
Revenues .................................................   $     26,951    $     20,712

Expenses:
 Direct operating expense ................................         20,924          14,458
 Other operating expenses ................................          2,456           1,940
 Depreciation and amortization ...........................          2,616           2,277
                                                             ------------    ------------
   Total costs and expenses ..............................         25,996          18,675
                                                             ------------    ------------

   Operating income ......................................            955           2,037
                                                             ------------    ------------

Other income (deductions):
 Interest expense ........................................         (1,188)           (819)
 Interest income .........................................             12              24
 Other ...................................................            (97)           (113)
                                                             ------------    ------------
   Total other deductions ................................         (1,273)           (908)
                                                             ------------    ------------

   Income (loss) before income taxes .....................           (318)          1,129

Income tax expense .......................................            303              46
                                                             ------------    ------------

   Net income (loss) .....................................   $       (621)   $      1,083
                                                             ------------    ------------

   Net loss applicable to common stock ...................   $     (2,023)   $       (231)
                                                             ============    ============

INCOME (LOSS) PER COMMON SHARE - ASSUMING NO AND
FULL DILUTION:
 Net income (loss) .......................................   $      (0.05)   $       0.09
 Dividend requirement on $2.4375 preferred stock .........          (0.10)          (0.10)
                                                             ------------    ------------
 Net loss per common share ...............................   $      (0.15)   $      (0.01)
                                                             ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 Primary and Fully Diluted ...............................     13,056,760      12,530,825






          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                            SIX MONTHS
                                                                               ENDED
                                                                              JUNE 30,
                                                                       --------------------
                                                                         1996        1995
                                                                       --------    --------
                                                                           (UNAUDITED)
Cash flows from operating activities:
 Net income/(loss) before dividend requirement .....................   $ (1,193)   $  1,123
 Adjustments to reconcile net income/(loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization expense ...........................      4,986       4,665
   Deferred costs amortization .....................................      6,455       4,885
   Gain on the sale of fixed assets ................................        (10)       (225)
   Exchange gain ...................................................         39         (85)
   Other non-cash items ............................................        302          37
 Changes in assets and liabilities:
  (Increase) decrease in:
   Accounts receivable .............................................      3,249      (5,356)
   Inventories .....................................................        406          17
   Prepaids ........................................................        101         169
   Other current assets ............................................       --        (1,309)
   Deferred costs ..................................................    (18,182)     (6,882)
   Other assets ....................................................       (360)         81
  Increase (decrease) in:
   Accounts payable ................................................      1,979       3,565
   Accrued expenses ................................................       (581)         97
   Foreign income taxes payable ....................................        116          45
   Other liabilities and deferred credits ..........................     (1,829)      1,156
                                                                       --------    --------

    Net cash provided by (used in) operating activities ............     (4,522)      1,983
                                                                       --------    --------

Cash flows from (used in) investing activities:
 Capital expenditures, net .........................................     (7,083)     (6,917)
 Proceeds from the sale of assets ..................................         10         225
 Restricted cash ...................................................         99       2,294
                                                                       --------    --------

    Net cash flows used in investing activities ....................     (6,974)     (4,398)
                                                                       --------    --------

Cash flows from (used in) financing activities:
 Proceeds from exercise of stock options and warrants ..............        295          11
 Proceeds from issuance of $2.4375 Preferred Stock .................      1,573        --
 Proceeds from issuance of Series A Convertible Preferred stock ....      7,000        --
 Borrowings made during the period .................................     56,665      40,497
 Repayment on borrowings during the period .........................    (55,086)    (38,875)
                                                                       --------    --------

    Net cash from financing activities .............................     10,447       1,633
                                                                       --------    --------

Effect of exchange rate changes on cash ............................          2         (22)

    Net decrease in cash and cash equivalents ......................     (1,047)       (804)
Cash and cash equivalents at beginning of period ...................      1,047         804
                                                                       --------    --------

Cash and cash equivalents at end of period .........................   $   --      $   --
                                                                       ========    ========






           SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
                            ACTIVITIES. SEE NOTE 7.
          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)





1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The balance sheet of Grant Geophysical, Inc. and subsidiaries (the "Company") as of June 30, 1996, and the related statements of operations and cash flows for the six months ended June 30, 1996 and 1995 and for the three months ended June 30, 1996 and 1995 are unaudited. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1995, included in the Company's Form 10-K, as filed with the Securities and Exchange Commission.

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

2. LIQUIDITY

        The Company continues to experience constrained liquidity. The factors driving these constraints are a result of the growth curve the Company has undertaken which requires substantial immediate cash outflow for startups, crew mobilizations and capital expenditures for new equipment which are paid in cash. Additional cash constraints are being experienced in the first and second quarter of 1996 as North American crews have been hampered by repetitive adverse weather conditions and permitting delays and some Latin American crews have not been able to obtain in a timely manner additional equipment in order to perform contracted work efficiently.

        Management anticipates that the Company may be able to generate sufficient cash flow from operations over the balance of 1996 to fulfill most cash requirements; however, this cannot be completely assured to occur on a timely basis. In case of a continued short fall in cash, the Company may undertake additional funding from external sources. The cost of these funds may be higher than typical lending rates due to the Company's current outstanding debt structure. Issuance of additional equity is being considered as well.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)




3. SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

        As of June 30, 1996, the Company had approximately $1,334,000 in net receivables from Nigerian customers. Historically, collection of payments from Nigerian customers has exceeded the Company's average collection period. Since mid-1993, the Company has encountered additional delays in receiving cash remittances from its Nigerian customers due to the political and social turmoil experienced in that country. The Company has received several cash payments from its Nigerian customers during the first half of 1996 and indications are that payments will continue; however, Management cannot predict the exact timing and magnitude of such payments.


4. NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        A summary of notes payable, long-term debt, and capital lease obligations of the Company at June 30, 1996 and December 31, 1995 follows (dollars in thousands):

                                                                          JUNE 30,     DECEMBER 31,
                                                                            1996          1995
                                                                          --------     -----------
                                                                         (UNAUDITED)
     Revolving lines of credit:
       15.0% due February 20, 1996 .....................................   $  --         $ 1,750
       11.50% due February 17, 1997 ....................................     6,197         8,045
     Convertible Debentures -- 8%, due 1999 ............................     2,960          --
     Equipment notes payable -- 7.35% - 12%, due 1996-2000 .............    14,793         5,178
     Other notes payable -- 6.0% to 34.0%, due 1996-2005 ...............     8,742         6,579
     Capital lease obligations -- 10.46% to 37.0%, due 1996-2000 .......     6,020         5,667
                                                                           -------       -------
                                                                            38,712        27,219
     Less current portion ..............................................    22,612        18,430
                                                                           -------       -------
        Notes payable, long-term debt and capital lease obligations,
        excluding current portion ......................................   $16,100       $ 8,789
                                                                           =======       =======

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

        As of April 26, 1993, the Company entered into a $12,000,000 revolving credit facility (the "Credit Facility") with a credit corporation. The Credit Facility is secured by domestic and certain foreign U.S. dollar denominated accounts receivable, a first lien on all unencumbered assets of the Company and a second lien on all other assets as available. The terms of the Credit Facility permit the Company to borrow up to the sum of (A) 80% of eligible domestic accounts receivable; (B) 65% to 80% of eligible insured international accounts receivable (not to exceed $8,000,000); (C) 45% of eligible uninsured international accounts receivable; and (D) 10% of eligible other accounts receivable. Nigerian U.S. dollar receivables are not eligible under the terms of the Credit Facility. As of June 30, 1996, approximately $6,197,000 had been borrowed and no letters of credit had been issued under the Credit Facility. The term of the Credit Facility is three years with an option to terminate at its annual anniversary date with at least 90 days notice by either party. The Credit Facility has been extended through February 17, 1997. The Credit Facility contains a number of affirmative and negative covenants, the most restrictive of which are financial covenants which require maintenance of: (i) a minimum current ratio; (ii) a maximum ratio of debt to tangible net worth; (iii) a minimum level of tangible net worth and (iv) a minimum level of working

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)




   capital. At June 30, 1996, the Company was in compliance with the financial covenants contained in the Credit Facility.

        On February 20, 1996, the Company entered into a two-year term loan agreement with a subordinated lender for $3,843,750. The term loan principal is payable beginning March 1, 1997 in eleven equal monthly installments of $64,063 and a final installment of $3,139,063 due on February 20, 1998. A mandatory prepayment provision requires the Company to prepay the outstanding term loan balance with 50% of all U.S. Dollar payments made on the Nigerian accounts receivable balance as of February 20, 1996. The term loan bears interest at 14% per annum payable monthly beginning on March 1, 1996. The Company paid a non-refundable loan fee of $93,750 and is subject to a quarterly administration fee of $75,000 commencing August 1996. The term loan contains a number of affirmative and negative covenants, the most restrictive of which are financial covenants which require maintenance of:
   (i) a minimum current ratio; (ii) a maximum ratio of debt to tangible net worth; (iii) a minimum level of tangible net worth and (iv) a minimum level of working capital. At June 30, 1996, the Company was in compliance with the financial covenants contained in the term loan.

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

        At June 30, 1996, the Company was in default of certain covenants related to delays in payment on its equipment notes payable. Payment acceleration of these equipment notes was waived by the Company's creditors.

5. PREFERRED STOCK ISSUANCE

        On March 20, 1996, the Company issued 143,000 shares of the Company's $2.4375 Convertible Exchangeable Preferred Stock (the "$2.4375 Preferred Stock"). The purchaser of the $2.4375 Preferred Stock is entitled to all unpaid, undeclared dividends in arrears through March 31, 1996 totaling $1,220,000. The net proceeds from the issuance was $1,573,000. The cumulative adjustment for these prior unpaid, undeclared dividends is shown in the results for the six months ended June 30, 1996.

        Also, during May, 1996 the Board of Directors of the Company authorized the issuance of 75,000 shares of a new series of Series A Convertible Preferred Stock. A total of 70,000 shares were issued resulting in proceeds of $7,000,000.

6. DIVIDENDS IN ARREARS

        The quarterly dividend payments for the first and second quarters of 1996, the four quarters of 1995, 1994 and 1993 and one quarterly dividend payment for 1992 on the $2.4375 Preferred Stock were deferred by the Company's Board of Directors. As of June 30, 1996, $2.4375 Preferred Stock dividends in arrears amounted to approximately $21,024,000. This amount relates to the total of 2,300,000 shares now outstanding.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)



7. SUPPLEMENTAL CASH FLOW INFORMATION

   (a) During the six months ended June 30, 1996, the Company entered into new debt instruments for equipment totaling approximately $12,713,000. Payments of approximately $2,256,000 on equipment debt instruments have been included in the statement of cash flows.

   (b) Cash paid during the periods for income taxes, net of refunds and interest is as follows (dollars in thousands):


                                                                SIX MONTHS
                                                                  ENDED
                                                                 JUNE 30,
                                                             ---------------
                                                               1996     1995
                                                             ------   ------
                                                               (UNAUDITED)
       Cash paid during the period for income taxes,
        net of refunds ...................................   $1,606   $  290
       Cash paid during the period for interest ..........   $2,901   $1,643
                                                             ======   ======

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

     THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1995

     The Company's consolidated revenues increased 30% ($6,239,000) to $26,951,000. This increase is primarily due to increased crew capacity and crew months in Latin America and North America, partially offset by decreased activity in Nigeria.

     Revenues from United States operations increased 14% ($1,379,000) to $11,491,000. Crew capacity in the United States was increased to seven crews from six crews in the prior year with the introduction of a Telseis instrument shallow water transition zone crew. This crew had previously operated in the Company's Middle East operations in 1993 and 1994. Total crew months for the United States in the 1996 period were twenty as compared to eighteen for the same period last year. The region has contracted work for the majority of its crews through the fourth quarter of 1996 with some crews contracted into early 1997.

     Revenues from international operations increased 46% ($4,862,000) to $15,460,000. This increase is largely due to both increased crew capacity and active crew months in Latin America. The Nigerian operations had no active crew months in this period as compared to prior year since all contracted work was completed by the end of the first quarter in this period. The Far East experienced revenues comparable to prior year with one crew active in both periods. The Middle East region had no activity as compared to last year when there were minimal revenues from equipment rentals during the time the region was being demobilized.

     Latin America revenues increased 306% ($11,064,000) to $14,684,000. The number of active crews increased to seven in 1996 as compared to four in the prior year, and active crew months increased to eighteen from six, respectively. During this period, the Company operated one crew in Bolivia, two crews in Colombia, three crews in Peru, and began operation of a new Input/Output System II 3D crew in Brazil where the Company had previously operated a smaller 2D crew under contract for three years. In the prior year's period the Company operated one crew in Brazil and two crews in Peru with a third being mobilized late in the quarter. The region generally has contracted backlog extending into the fourth quarter of 1996 with Brazil backlog extending into early 1998.

     Nigeria generated no revenues in the current period as compared to $5,777,000 for the same period last year. The active crew months in 1996 are zero and were nine in the prior year. This decrease is due to the completion of contracted work as of the end of the first quarter of 1996. The region currently has no contracted work in backlog, but the Company has several bids currently outstanding, and current expectations are that the Company will be awarded at least one of these contracts. The Company is currently preparing for this anticipated work and is actively marketing its services in the region; however, there is no assurance that the Company will be awarded any of such work.

     Revenues in the Far East were $786,000, comparable to the prior period, and active crew months were two in both periods. The crew in Bangladesh was temporarily suspended in the early part of this period due to political unrest in the region, but returned to work in late April. The contracted work was expanded and extended into the first quarter of 1997.

     Direct operating expenses as a percentage of revenue increased to 78% from 70%. The increase is a result of higher operating costs on some crews in the United States from adverse weather conditions and permitting delays and equipment delays to Latin America which did not allow some crews to operate efficiently. The overall dollar increase is primarily due to increased seismic activity in Latin America and the United States with a partial reduction resulting from decreased activity in Nigeria.

     Other operating expenses, which consist of general and administrative expenses at corporate headquarters and in foreign locations, remained constant as a percentage of revenues at 9%. The increase in the dollar amount of other operating expenses is primarily due to increased Latin America regional and country general and administrative expenses consistent with the significantly increased operations and revenues. North America costs are increased due to increased regional activities. An increase in the general bad debt reserve recorded at the corporate headquarters is to maintain the doubtful allowance account for accounts receivables commensurate with the Company's experience.

     Depreciation and amortization expense increased to $2,616,000 as compared to the prior year of $2,277,000. The Company has purchased and mobilized several new seismic data acquisition systems over the past year.

     Operating income of $955,000 is lower compared to prior year of $2,037,000. This decrease is mainly due to reduced crew activity in Nigeria impacting comparative operating income by $1,673,000, offset partially by improved results in Latin America $720,000.

     Interest expense increased from prior year by 45% to $1,188,000 as the Company experienced increased levels of financing at higher interest rates, particularly in the foreign areas of operation to support working capital requirements. Also, the increased level of financed capital equipment contributed to this increase.

     Other income (deduction) was comparable to prior year.

     The income tax provision in both periods consisted of taxes owed to foreign countries based on local tax laws. The level of foreign taxes has increased from the prior year due to the increased activity of international operations. No provision for U.S. Federal income taxes was made in either period as the Company currently has net operating losses available for carryforward.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     The Company's consolidated revenues increased 40% ($15,641,000) to $54,759,000. This increase is primarily due to increased crew capacity and crew months in Latin America, North America, and the Far East, reduced partially by decreased activity in Nigeria and the Middle East.

     Revenues from the United States increased 14% ($2,936,000) to $24,147,000 for the six months ended June 30, 1996 as compared to 1995. Beginning in early 1994, the Company experienced a surge in demand for the Company's 3D land seismic surveys. Revenues have consistently increased since 1994. The 1996 period included $1,200,000 of revenues resulting from a sale of the Company's interests under two specific revenue sharing agreements. The impact of this transaction on operating income was $1,098,359. Transactions of this nature may occur on a periodic basis as the Company continues to grow and is able to capitalize on such opportunities. The Company operated seven seismic crews during the first six months of 1996 as compared to six in the prior period. Total crew months during this period were thirty-six as compared to thirty-six in the prior period. In addition to the increased crew count, the projects have become larger and more complex since 1994 with the increased use of 3D data acquisition techniques. This increased project size and complexity of operations tends to drive an increase in revenues per crew month. This is particularly evident in the Louisiana Gulf Coast region where access to these seismic projects is hampered by low marshland and survey parameters which require the use of more instrumentation.

     Revenues from international operations increased 71% ($12,707,000) to $30,612,000. This increase is primarily due to increased crew capacity and active crew months in Latin America and the Far East, partially reduced by decreased activity in Nigeria and the Middle East.

     Latin America revenues increased 296% ($20,923,000) to $27,990,000. The number of active crews increased to seven during the first six months of 1996 as compared to four during the same period in 1995. Total crew months in 1996 are thirty-three as compared to thirteen in 1995. As in the United States, Latin America projects have increased in size and complexity that tends to increase the quantities of equipment needed to successfully and optimally carry out operations and would tend to increase the revenue generated per crew month.

     Far East revenues increased 64% ($664,000) to $1,694,000. This increase reflects one crew operating for five crew months as compared to three crew months during the prior period.

     Revenues from Nigeria decreased $8,144,000 to $928,000 for the six months ended June 30, 1996. This decrease is the result of the completion of contracted work during the first quarter of 1996. Total crew months in 1996 were three as compared to sixteen in 1995 for the six months ended.

     Middle East revenues are zero for the period in 1996 as compared to $736,000 in the prior period. The area was demobilized in 1995 and the revenues generated were related to minimal equipment rental activities.

     Direct operating expenses as a percentage of revenue are 78% compared to 73% for the same period last year. The increase is a result of higher than anticipated operating costs on some crews. Adverse weather conditions and permitting delays in the United States and equipment delays to some Latin America crews did not allow them to operate efficiently and increased the mobilization time on several crew startups. The overall dollar increase is mainly due to the increased levels of seismic activity in Latin America and the United States, with a partial reduction resulting from reduced activity in Nigeria.

     Other operating expenses, which consist of general and administrative expenses at the corporate headquarters and foreign locations, decreased as a percentage of revenues to 9% from 10%. This decrease represents a more effective utilization of support costs for increased operating activities worldwide. The dollar increase in other operating expenses of $973,000 primarily represents added support operations to match the increased crew capacity and operations.

     Depreciation and amortization expense increased 7% to $4,986,000. This is a reduction as a percentage of revenues mainly reflecting improved utilization of new and upgraded equipment that has been added to the Company.

     Operating income is $2,015,000 as compared to $2,333,000 for the prior year. The decrease is mainly due to reduced crew activity in Nigeria impacting comparative operating income by $2,086,000, offset partially by improved results in Latin America $1,580,000.

     Interest expense increased 63% ($974,000) to $2,518,000. This increase is mainly due to increased levels of borrowings to support working capital required in international operations as a result of increased activity. Additionally, the level of interest expense has increased as a result of capital equipment acquired by the Company which mostly has been financed through capital leases and long-term equipment notes payable.

     Other income (deduction) has decreased due to the non-recurrence of a gain on the sale of fixed assets that occurred in the prior period, $225,000, and reduced foreign exchange gains $127,000 mainly resulting from the favorable fluctuation of the Nigerian Naira in the first six months of 1995.

     The income provision in both periods consisted of taxes owed to foreign countries based on local tax laws. The level of foreign tax expense has increased as a result of the increased foreign activity of international operations. No provision for U.S. Federal income taxes was made in either period as the Company has net operating losses available for carryforward.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. The Company's short-term and long-term liquidity position remains restricted. As of August 7, 1996, the Company's level of available cash was approximately $1,043,000 as compared to the December 31, 1995 balance of approximately $1,047,000. Net cash used in operating activities during the first six months of 1996 was approximately $4,522,000 compared to net cash provided by operating activities of approximately $1,983,000 for the same period in 1995. The primary factors influencing this liquidity issue are the
(i) increases in cash outflows for startups and crew mobilizations; (ii) increases in the level of capital expenditures which are not financed that are required to keep pace with the growth in the United States and Latin American markets; (iii) the level of investment required for the Company's proprietary seismic data acquisition system; and (iv) the continued delays in receiving cash remittances from Nigeria and a certain domestic customer. Additional cash constraints were experienced in the first and second quarter of 1996 as North American crews have been hampered by repetitive adverse weather conditions and permitting delays and some Latin American crews were not able to obtain additional equipment timely in order to perform contracted work efficiently.

     Since mid-1993, the Company has encountered additional delays in receiving cash remittances from its Nigerian customers due to the political and social turmoil experienced in that country. During the first quarter of 1995, these delays increased. These delays caused the Company to intensify its collection efforts. The net receivable balance from Nigerian customers has decreased from $7,896,000 at December 31, 1994 to $1,334,000 at June 30, 1996
due primarily to increased collection efforts and reduced crew operations. There have been cash payments received during the first half of 1996, and indications are that payments will continue; however, management cannot predict the exact timing and magnitude of such payments. Also, during the second quarter of 1995, the Company was notified by one of its domestic customers that payment on services performed primarily during the first quarter of 1995 would be delayed. Payments totaling approximately $588,000 have been received through August 7, 1996, and the Company is continuing to take steps to attempt to recover the balance of such receivable, which totaled $1,723,000 on August 7, 1996. Although the Company believes that such receivable balance is collectible, there can be no assurance of the exact magnitude or timing of such recovery, or the success of any recovery at all, with respect to such receivable.

     The Company has a revolving credit facility with its principal lender, a credit corporation, for $12,000,000, secured by domestic and certain foreign U.S. dollar denominated accounts receivable other than those originating from Nigerian customers, a first lien on all unencumbered assets of the Company and a second lien on all other assets as available. The Company entered into this credit facility on February 17, 1993 for the portion secured by the domestic receivables and on April 26, 1993 for the portion secured by the foreign U.S. dollar denominated receivables. The credit facility has been extended through February 17, 1997. As of June 30, 1996 approximately $6,197,000 had been borrowed and no letters of credit had been issued under the credit facility. The terms of the agreement permit the Company to borrow up to the sum of (A) 80% of its eligible United States accounts receivable; (B) 65% to 80% of the eligible insured international accounts receivable (not to exceed $8,000,000);
(C) 45% of the eligible uninsured international accounts receivable; and (D) 10% of eligible other accounts receivable. The credit facility contains a number of affirmative and negative covenants, the most restrictive of which are financial covenants which require maintenance of: (i) a minimum current ratio;
(ii) a maximum ratio of debt to tangible net worth; (iii) a minimum level of tangible net worth and (iv) a minimum level of working capital. Subsequent to December 31, 1994, an amendment to the Credit Facility was executed, which principally provided additional flexibility with respect to certain covenants. At June 30, 1996, the Company was in compliance with the covenants. At August 7, 1996, approximately $8,985,000 had been borrowed under this credit facility. All of the Company's eligible accounts receivable are currently pledged to secure this line of credit and the Company's current level of cash represents amounts borrowed under the credit facility.

     On March 1, 1995, the Company entered into a long-term financing agreement with a credit company for $5,000,000. The facility contains a bargain purchase option at the end of the lease term and is secured by the leased equipment. At July 31, 1996, the Company had borrowed approximately $4,130,000 under the facility for equipment purchases. At June 30, 1996, the Company was in default of certain covenants for this and other financing agreements related to delays in payment on its equipment notes payable. Payment acceleration of these equipment notes was waived by the Company's creditors.

     On February 20, 1996, the Company entered into a two-year term loan agreement with a subordinated lender for $3,843,750. The term loan principal is payable beginning March 1, 1997 in eleven equal monthly installments of $64,063 and a final installment of $3,139,063 due on February 20, 1998. A mandatory prepayment provision requires the Company to prepay the outstanding term loan balance with 50% of all U.S. Dollar payments made on the Nigerian accounts receivable balance as of February 20, 1996. The term loan bears interest at 14% per annum payable monthly beginning on March 1, 1996. The Company paid a non-refundable loan fee of $93,750 and is subject to a quarterly administration fee of $75,000 commencing August 1996. The term loan contains a number of affirmative and negative covenants, the most restrictive of which are financial covenants which require maintenance of: (i) a minimum current ratio; (ii) a maximum ratio of debt to tangible net worth; (iii) a minimum level of tangible net worth and (iv) a minimum level of working capital. At June 30, 1996, the Company was in compliance with the covenants.

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

     In May 1996, the Company's Board of Directors authorized the issuance of up to 75,000 shares of a new series of Series A Preferred Stock. A total of 70,000 shares of the Series A Preferred Stock have been issued by the Company resulting in proceeds of $7,000,000.

     While the financing transactions entered into in the first half of 1996 provided funding for certain obligations, the Company continues to experience constrained liquidity. The Company will continue to consider additional sources of working capital to help improve its liquidity position. Management anticipates that the Company may be able to generate sufficient cash flow from operations over the balance of 1996 to fulfill most of its cash requirements; however, this cannot be completely assured to occur on a timely basis. In case of a continued short fall in cash, the Company may undertake additional funding from external sources. The cost of these funds may be higher than typical lending rates due to the Company's current outstanding debt structure. Issuance of additional equity is being considered as well.

     As a result of the continued short-term liquidity situation, the Company has elected to defer the fifteenth quarterly dividend payment for June 30, 1996 on the $2.4375 preferred stock. See Note 6 of Notes to Consolidated Financial Statements.

     Capital Expenditures. Capital expenditures were approximately $17,665,000 and $10,020,000 for the six months ended June 30, 1996 and 1995, respectively. The expenditures in the first six months of 1996 were for the purchase of one complete seismic acquisition recording system and additional equipment necessitated by the Company's increased seismic operations in Latin America and the United States and other equipment necessary for the completion of the Company's new seismic data acquisition system. The majority of these purchases are being financed utilizing leases and long-term notes payable from a credit corporation and equipment manufacturers.

     The Company has assembled a new proprietary seismic data acquisition system. This system is a radio frequency telemetry system specifically designed to be used on large 3D surveys where cables are undesirable. The Company completed the deployment phase of the first system as of July 1996 and is currently working on a contracted job with two additional jobs in backlog. Currently, there are no plans to market or sell this technology to any third parties.

     The Company's capital expenditures for the remainder of 1996, which are estimated at amounts similar to the prior year, are contingent on the Company's ability to obtain short- and long-term financing and on the generation of sufficient cash flows from operations.

     Long-Term Obligations. The long-term obligations of the Company as of June 30, 1996 consisted primarily of the 8% Convertible Debentures, notes payable and capital lease obligations related to the acquisition of geophysical equipment and the Corporate headquarters and notes payable to the former Tensor shareholders related to the Settlement and Release Agreement effective January 1, 1994.

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

                                    PART II

                               OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

           The Board of Directors of the Company has designated 75,000 shares of Preferred Stock as Series A Preferred Stock. Holders of the Series A Preferred Stock are not entitled to dividends. The Series A Preferred Stock is convertible into shares of Common Stock at a rate equal to the purchase price of the shares to be converted divided by the lesser of
      (i) the average of the lowest daily sales price of the Company's Common Stock (the "Trading Price") for the ten-day period immediately preceding the date of issuance of such stock multiplied by a factor of 105% or
      (ii) the Trading Price for the ten-day period immediately preceding the conversion multiplied by a factor of 80%. Holders of Series A Preferred Stock do not have any voting rights, except as may be required by law. In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock are entitled to distributions in preference to all holders of the Company's stock except for holders of the Company's $2.3475 Convertible Exchangeable Preferred Stock. The amount due to holders of the Series A Preferred Stock in liquidation, to the extent available, would be equal to $100 per share plus an amount equal to 4% per annum from the date of issuance of such Series A Preferred Stock through the date of liquidation.

ITEM 5. OTHER INFORMATION.

           The Company's Chairman of the Board, Gordon W. Ringoen, and another Director, William C. Macdonald, both of whom joined the board in November 1995, resigned effective August 8, 1996. George W. Tilley, President and CEO of the company, was named interim Chairman by the Board of Directors, in addition to his current responsibilities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   List of Exhibits

         Exhibit No.
         -----------
            3.01  - Certificate of Incorporation of the Company, as amended.

            11.01 - Computation of Income (Loss) Per Common and Common
                    Equivalent Share for the Six Months Ended June 30, 1996 and 1995.

            11.02 - Computation of Income (Loss) Per Common and Common
                    Equivalent Share for the Three Months Ended June 30, 1996 and 1995.

            27.01 - Financial Data Schedule.


      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GRANT GEOPHYSICAL, INC.
                                                    (REGISTRANT)




Date   August 14, 1996          By                George W. Tilley
     ------------------           ----------------------------------------------
                                                  George W. Tilley
                                              Chief Executive Officer,
                                               President and Director
                                            (Principal Executive Officer)




Date   August 14, 1996          By             William B. Cleveland
     ------------------           ----------------------------------------------
                                               William B. Cleveland
                                             Chief Financial Officer,
                                              Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------

 3.01       - Certificate of Incorporation of the Company, as amended.

11.01       - Computation of Income (Loss) Per Common and Common
              Equivalent Share for the Six Months Ended June 30, 1996 and
              1995.

11.02       - Computation of Income (Loss) Per Common and Common
              Equivalent Share for the Three Months Ended June 30, 1996 and 1995.

27.01       - Financial Data Schedule.