Form 10-Q/A
period 1996-06-30
GRANT GEOPHYSICAL INC
filed 1996-08-14
CIK 866722

                                   FORM 10-Q/A



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


4. NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        A summary of notes payable, long-term debt, and capital lease obligations of the Company at June 30, 1996 and December 31, 1995 follows (dollars in thousands):


                                                                          JUNE 30,     DECEMBER 31,
                                                                            1996          1995
                                                                          --------     -----------
                                                                         (UNAUDITED)
     Revolving lines of credit:
       15.0% due February 20, 1996 .....................................   $  --         $ 1,750
       11.50% due February 17, 1997 ....................................     6,197         8,045
     Convertible Debentures -- 8%, due 1999 ............................     2,960          --
     Equipment notes payable -- 7.35% - 12%, due 1996-2000 .............    15,275         5,178
     Other notes payable -- 6.0% to 34.0%, due 1996-2005 ...............     8,742         6,579
     Capital lease obligations -- 10.46% to 37.0%, due 1996-2000 .......     6,020         5,667
                                                                           -------       -------
                                                                            39,194        27,219
     Less current portion ..............................................    23,094        18,430
                                                                           -------       -------
        Notes payable, long-term debt and capital lease obligations,
        excluding current portion ......................................   $16,100       $ 8,789
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