Form 10-Q
period 1996-09-30
GRANT GEOPHYSICAL INC
filed 1996-11-19
CIK 866722

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(MARK ONE)

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                       or

     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1996

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

                                Yes   X     No
                                    -----      -----


     As of November 12, 1996, 19,219,953 shares of common stock, par value $.002 per share, were issued and outstanding.

                   GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES


                                     INDEX

                                                                        PAGE(S)
                                                                        -------


PART I.    FINANCIAL INFORMATION

        Item 1.  Financial Statements

           Consolidated Balance Sheets as of September 30,
           1996 (Unaudited) and December 31, 1995...................     3-4

           Consolidated Statements of Operations for the
           Nine Months Ended September 30, 1996 (Unaudited)
           and 1995 (Unaudited).....................................       5

           Consolidated Statements of Operations for the
           Three Months Ended September 30, 1996 (Unaudited)
           and 1995 (Unaudited).....................................       6

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1996 (Unaudited)
           and 1995 (Unaudited).....................................       7

           Notes to Consolidated Financial Statements (Unaudited)...       8


        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations............      12


PART II.   OTHER INFORMATION

        Item 5.  Other Information..................................      19
        Item 6.  Exhibits and Reports on Form 8-K...................      19


PART III.  SIGNATURES...............................................      20

                                     PART I


ITEM 1.   FINANCIAL STATEMENTS


                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               1996           1995
                                                           -------------   ------------
                                                           (UNAUDITED)

                  ASSETS

Current assets:
   Cash and cash equivalents ...........................   $       --     $      1,047
   Restricted  cash ....................................            437            100
   Accounts receivable:
     Trade (net of allowance for doubtful accounts
       of $2,668 and $2,344 at September 30, 1996
       and December 31, 1995, respectively) ............         32,898         37,069
     Other .............................................          1,677          1,826
   Inventories .........................................          1,238          1,417
   Prepaids ............................................          5,552          4,823
   Mobilization costs ..................................          9,642          5,296
                                                           ------------   ------------
      Total current assets .............................         51,444         51,578
                                                           ------------   ------------

   Property, plant and equipment, at cost ..............        116,656         92,502
   Less accumulated depreciation .......................         68,758         61,565
                                                           ------------   ------------
      Net property, plant and equipment ................         47,898         30,937
                                                           ------------   ------------

   Deferred costs ......................................          2,362            334
   Restricted cash .....................................            318            315
   Other assets ........................................          3,960          3,768
                                                           ------------   ------------

      Total assets .....................................   $    105,982   $     86,932
                                                           ============   ============







         See accompanying notes to consolidated financial statements.

                   GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                      1996           1995
                                                                                  ------------    ------------
                                                                                   (UNAUDITED)

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, current portion of long-term
      debt and capital lease obligations ......................................   $     56,199    $     18,430
   Accounts payable ...........................................................         20,265          19,241
   Accrued expenses ...........................................................          7,066           5,643
   Foreign income taxes payable ...............................................            366             231
                                                                                  ------------    ------------
Total current liabilities .....................................................         83,896          43,545
                                                                                  ------------    ------------

Long-term debt and capital lease obligations,
  excluding current portion ...................................................           --             8,789
Other liabilities and deferred credits ........................................          6,394           4,883

Stockholders' equity:
  $2.4375 Convertible exchangeable preferred stock, $.01 par value. Authorized
     2,300,000 shares; issued and outstanding 2,300,000 and 2,157,000 shares at
     September 30, 1996 and December 31, 1995, respectively (liquidating preference
     $25 per share, aggregating $57,500,000) ..................................             23              22
  Series A Convertible preferred stock, $.01 par value ........................
    Authorized 75,000 shares; issued and outstanding
     2,715 shares and none at September 30, 1996 and
    December 31, 1995, respectively ...........................................           --              --
  Junior preferred stock, $100 par value.  Authorized 15,000
    shares; issued and outstanding 14,904 shares ..............................          1,490           1,490
  Serial preferred stock, $100 par value.  Authorized 250,000
    shares, none issued .......................................................           --              --
  Common stock, $.002 par value.  Authorized 40,000,000 shares;
    issued and outstanding 17,945,623 and 12,234,151 shares
    at September 30, 1996 and December 31, 1995, respectively .................             36              24
  Additional paid-in capital ..................................................        122,934         112,122
  Accumulated deficit .........................................................       (108,791)        (83,943)
                                                                                  ------------    ------------
       Total stockholders' equity .............................................         15,692          29,715
  Commitments and contingencies

       Total liabilities and stockholders' equity .............................   $    105,982    $     86,932
                                                                                  ============    ============








         See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                       NINE MONTHS
                                                                          ENDED
                                                                       SEPTEMBER 30,
                                                                     -----------------
                                                                     1996         1995
                                                                     ----         ----
                                                                      (UNAUDITED)
Revenues ......................................................     $ 80,925    $ 63,881

Expenses:
   Direct operating expense ...................................       83,243      47,178
   Other operating expenses ...................................        8,948       5,908
   Depreciation and amortization ..............................        8,237       6,978
                                                                    --------    --------
      Total costs and expenses ................................      100,428      60,064
                                                                    --------    --------

      Operating income (loss) .................................      (19,503)      3,817
                                                                    --------    --------

Other income (deductions):
   Interest expense ...........................................       (4,460)     (2,488)
   Interest income ............................................           34          93
   Other ......................................................           26       1,640
                                                                    --------    --------
      Total other deductions ..................................       (4,400)       (755)
                                                                    --------    --------

      Income (loss) before income taxes .......................      (23,903)      3,062

Income tax expense ............................................          945         226
                                                                    --------    --------

      Net income (loss) .......................................      (24,848)   $  2,836
                                                                    --------    --------

      Net loss applicable to common stock .....................     $(30,185)   $ (1,108)
                                                                    ========    ========

INCOME (LOSS) PER COMMON SHARE - ASSUMING NO AND FULL DILUTION:
   Net income (loss) ..........................................     $  (1.85)   $   0.23
   Dividend requirement on $2.4375 preferred stock ............        (0.39)      (0.32)
                                                                    --------    --------
   Net loss per common share ..................................     $  (2.24)   $  (0.09)
                                                                    ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary and Fully Diluted ...................................   13,455,767  12,528,674










         See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS
                                                                           ENDED
                                                                        SEPTEMBER 30,
                                                                     -------------------
                                                                     1996           1995
                                                                     ----           ----
                                                                        (UNAUDITED)

Revenues ......................................................     $  26,166    $  24,763

Expenses:
   Direct operating expense ...................................        40,207       18,807
   Other operating expenses ...................................         4,226        2,159
   Depreciation and amortization ..............................         3,251        2,313
                                                                    ---------    ---------
      Total costs and expenses ................................        47,684       23,279
                                                                    ---------    ---------

      Operating income (loss) .................................       (21,518)       1,484
                                                                    ---------    ---------

Other income (deductions):
   Interest expense ...........................................        (1,942)        (944)
   Interest income ............................................            14           28
   Other ......................................................            36        1,225
                                                                    ---------    ---------
      Total other income (deductions) .........................        (1,892)         309
                                                                    ---------    ---------

      Income (loss) before income taxes .......................       (23,410)       1,793

Income tax expense ............................................           245           80
                                                                    ---------    ---------

      Net income (loss) .......................................     $ (23,655)   $   1,713
                                                                    ---------    ---------

      Net income (loss) applicable to common stock ............     $ (25,056)   $     398
                                                                    =========    =========

INCOME (LOSS) PER COMMON SHARE - ASSUMING NO AND FULL DILUTION:
   Net income (loss) ..........................................     $   (1.62)   $    0.14
   Dividend requirement on $2.4375 preferred stock ............         (0.10)       (0.11)
                                                                    ---------    ---------
   Net income (loss) per common share .........................     $   (1.72)   $    0.03
                                                                    =========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary and Fully Diluted ...................................    14,601,885   12,529,325




         See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                         NINE MONTHS
                                                                                            ENDED
                                                                                         SEPTEMBER 30,
                                                                                      ------------------
                                                                                      1996          1995
                                                                                      ----          ----
                                                                                         (UNAUDITED)
Cash flows from operating activities:
  Net income/(loss) before dividend requirement .................................   $(24,848)   $  2,836
  Adjustments to reconcile net income/(loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization expense .....................................      8,237       6,978
      Deferred costs amortization ...............................................     18,595       8,405
      Gain on the sale of fixed assets ..........................................        (13)       (216)
      Gain on insurance claim ...................................................       --        (1,247)
      Exchange gain .............................................................         (4)       (116)
      Other non-cash items ......................................................        330          71
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable .......................................................      4,320     (13,302)
      Inventories ...............................................................        179          53
      Prepaids ..................................................................       (732)     (1,656)
      Deferred costs ............................................................    (24,969)    (11,155)
      Other assets ..............................................................       (192)         (9)
    Increase (decrease) in:
      Accounts payable ..........................................................      1,024       6,600
      Accrued expenses ..........................................................      1,398         167
      Foreign income taxes payable ..............................................        135         (31)
      Other liabilities and deferred credits ....................................      1,511       1,486
                                                                                    --------    --------

        Net cash provided by (used in) operating activities .....................    (15,029)     (1,136)
                                                                                    --------    --------

Cash flows from (used in) investing activities:
  Capital expenditures, net .....................................................     (9,546)    (10,548)
  Proceeds from the sale of assets ..............................................         13         255
  Insurance proceeds from arson damage, net of losses incurred ..................       --         1,351
  Restricted cash ...............................................................       (340)      2,917
                                                                                    --------    --------

        Net cash flows used in investing activities .............................     (9,873)     (6,025)
                                                                                    --------    --------

Cash flows from (used in) financing activities:
  Proceeds from exercise of stock options and warrants ..........................        295          11
  Proceeds from issuance of $2.4375 Preferred Stock .............................      1,573        --
  Proceeds from issuance of Series A Convertible Preferred stock ................      7,000        --
  Borrowings made during the period .............................................     95,439      66,708
  Repayment on borrowings during the period .....................................    (80,401)    (60,247)
                                                                                    --------    --------

        Net cash from financing activities ......................................     23,906       6,472
                                                                                    --------    --------

Effect of exchange rate changes on cash .........................................        (51)       (115)

        Net decrease in cash and cash equivalents ...............................     (1,047)       (804)
Cash and cash equivalents at beginning of period ................................      1,047         804
                                                                                    --------    --------

Cash and cash equivalents at end of period......................................    $   --      $   --
                                                                                    ========    ========

    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES.
                                  SEE NOTE 6.
         See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                    ----------------------------------------



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The balance sheet of Grant Geophysical, Inc. and subsidiaries (the "Company") as of September 30, 1996, and the related statements of operations and cash flows for the nine months ended September 30, 1996 and 1995 and for the three months ended September 30, 1996 and 1995 are unaudited. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1995, included in the Company's Form 10-K, as filed with the Securities and Exchange Commission.

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

      Income (Loss) Per Common Share

          Income (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period. For purposes of this calculation, outstanding stock options and warrants are considered common stock equivalents. Fully diluted income (loss) per common share is determined based upon the weighted average number of common shares, calculated using the ending market price of the common shares for the period if that market price is higher than the average market price used in computing primary earnings per share. The income/loss is decreased/increased by undeclared, unpaid cumulative preferred stock dividends in calculating net income/loss attributable to the common shareholder.

2.   LIQUIDITY

          The Company continues to experience severe constrained liquidity. The factors driving these constraints are a result of the growth curve the Company has undertaken which requires substantial immediate cash outflow for startups, crew mobilizations and capital expenditures for new equipment which are paid in cash. Additional cash constraints are being experienced particularly in the third quarter of 1996 as North American crews have been hampered by repetitive adverse weather conditions and permitting delays and some Latin American crews have not been able to perform contracted work efficiently.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

                    -----------------------------------------


          Management anticipates that the Company will not be able to generate sufficient cash flow from operations over the balance of 1996 to fulfill most of its cash requirements including current operations and anticipated new crew startups. The Company continues to explore additional sources of working capital to help improve its liquidity position and may undertake additional funding from external sources. The cost of these funds may be higher than typical lending rates due to the Company's current outstanding debt and equity structure. Issuance of additional equity is being considered as well, and such a transaction, if consummated, would likely result in substantial dilution to the Company's common stockholders. Alternatively, the Company is considering initiation of reorganization proceedings in the event that it is unable to satisfactorily resolve its immediate liquidity situation.

3.   NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

          A summary of notes payable, long-term debt, and capital lease obligations of the Company at September 30, 1996 and December 31, 1995 follows (dollars in thousands):

                                                                         SEPTEMBER 30,  DECEMBER 31,
                                                                             1996           1995
                                                                         ------------   ------------
                                                                                 (UNAUDITED)
     Revolving lines of credit:
        15.0% due February 20, 1996 ...................................  $       --    $      1,750
        11.50% due February 17, 1997 ..................................        12,919         8,045
     Convertible Debentures -- 8%, due 1999 ...........................         1,592          --
     Equipment notes payable -- 7.35% - 12%, due 1996-2000 ............        16,506         5,178
     Other notes payable -- 6.0% to 34.0%, due 1996-2005 ..............        15,333         6,579
     Capital lease obligations -- 9% to 37.0%, due 1996-2000 ..........         9,849         5,667
                                                                         ------------  ------------
                                                                               56,199        27,219
     Less current portion .............................................        56,199        18,430
                                                                         ------------  ------------
        Notes payable, long-term debt and capital lease obligations,
        excluding current portion......................................  $       --     $     8,789
                                                                         ============   ===========


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

          As of April 26, 1993, the Company entered into a $12,000,000 revolving credit facility (the "Credit Facility") with a credit corporation. The Credit Facility is secured by domestic and certain foreign U.S. dollar denominated accounts receivable, a first lien on all unencumbered assets of the Company and a second lien on all other assets as available. The terms of the Credit Facility permit the Company to borrow up to the sum of (A) 80% of eligible domestic accounts receivable;
     (B) 65% to 80% of eligible insured international accounts receivable (not to exceed $8,000,000); (C) 45% of eligible uninsured international accounts receivable; and (D) 10% of eligible other accounts receivable. Nigerian U.S. dollar receivables are not eligible under the terms of the Credit Facility. As of September 30, 1996, approximately $12,919,000 had been borrowed and no letters of credit had been issued under the Credit Facility. The lender granted a $2,000,000 temporary credit overline expiring on October 31, 1996. The term of the Credit Facility is three years with an option to terminate at its annual anniversary date with at least 90 days notice by either party. The Credit Facility has been extended through February 17, 1997.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

                    ----------------------------------------



     The Credit Facility contains a number of affirmative and negative covenants, the most restrictive of which are financial covenants which require maintenance of: (i) a minimum current ratio; (ii) a maximum ratio of debt to tangible net worth; (iii) a minimum level of tangible net worth and (iv) a minimum level of working capital. The Company is in default of these covenants.

          On February 20, 1996, the Company entered into a two-year term loan agreement with a subordinated lender for $3,843,750. The term loan principal is payable beginning March 1, 1997 in eleven equal monthly installments of $64,063 and a final installment of $3,139,063 due on February 20, 1998. A mandatory prepayment provision requires the Company to prepay the outstanding term loan balance with 50% of all U.S. Dollar payments made on the Nigerian accounts receivable balance as of February 20, 1996. The term loan bears interest at 14% per annum payable monthly beginning on March 1, 1996. The Company paid a non-refundable loan fee of $93,750 and is subject to a quarterly administration fee of $75,000 commencing August 1996. The term loan contains a number of affirmative and negative covenants, the most restrictive of which are financial covenants which require maintenance of: (i) a minimum current ratio; (ii) a maximum ratio of debt to tangible net worth; (iii) a minimum level of tangible net worth and (iv) a minimum level of working capital. This term loan agreement was amended on August 22, 1996 to reflect: (i) an increase in the principal from $3,843,750 to $5,000,000; (ii) a shortening of the maturity date from February 20, 1998 to August 18, 1997; (iii) an increase in the interest rate from 14% to 15% per annum; (iv) a change in repayment terms to monthly interest only payments with the entire unpaid principal amount of the loan due on August 18, 1997; and (v) a non-refundable administration fee of $100,000 per ninety (90) day period, payable in arrears on November 16, 1996, February 4, 1997, May 5, 1997 and August 3, 1997. The Agreement has a stipulated maximum level of borrowing allowed from its primary credit facility. The Company exceeded the $10,000,000 level by $2,919,000 at September 30, 1996. The lender has declared the Company to be in default and increased the interest rate to 20% but has elected not to seek any further remedies at this time.

          On March 27, 1996, the Company issued $3,000,000 of its 8% Convertible Debentures ("Debentures") due December 31, 1999. The Debentures are convertible, at the option of the purchaser, into shares of the Company's Common Stock at a conversion price of 80% of the five day average low trading price prior to the conversion election of the Common Stock, provided that such 80% figure is increased to 100% if the Debentures are converted within 45 days of the Closing Date. Under certain circumstances, the Company can redeem Debentures submitted for conversion at 120% of the par value of the Debentures. Additionally, the Company may redeem the Debentures on or after March 27, 1997 at a rate of 120% of the par value of the Debenture, and on or after March 27, 1999, at a rate of 100% of the par value. Interest of 8% per annum is payable quarterly. As of September 30, 1996, $1,500,000 of the Debentures had been converted into 965,187 shares of the Company's Common Stock.

          On November 13, 1996 the Company announced that it had signed an agreement with Westgate International, L.P. ("Westgate") and The
     Liverpool Limited Partnership ("Liverpool") for the issuance to such entities of convertible debentures with a face value of up to $15,168,000. The agreement between the Company and such entities has been terminated.

     During negotiations of the previously proposed transaction, the Company borrowed an aggregate of $3,149,000 from Westgate and Elliott Associates, L.P., an affiliate of Liverpool for working capital purposes. The borrowings are in the form of unsecured promissory notes and are payable on demand of the lender, but in no event later than the date which is sixty days from the date of the promissory note. Interest is payable at 15% per annum. These promissory notes remain outstanding.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

                    ----------------------------------------



         At September 30, 1996, the Company was in default of certain covenants related to delays in payment on its equipment notes payable, the Credit Facility, and the term loan. Payment acceleration of these borrowings was waived by some, but not all, of these creditors. Due to the liquidity constraints and lender default situations, the Company has reclassified the 1996 long-term obligations to notes payable under current liabilities.


4.   PREFERRED STOCK ISSUANCE

          On March 20, 1996, the Company issued 143,000 shares of the Company's $2.4375 Convertible Exchangeable Preferred Stock (the "$2.4375 Preferred Stock"). The purchaser of the $2.4375 Preferred Stock is entitled to all unpaid, undeclared dividends in arrears through March 31, 1996 totaling $1,220,000. The net proceeds from the issuance was $1,573,000. The cumulative adjustment for these prior unpaid, undeclared dividends is shown in the results for the nine months ended September 30, 1996.

          Also, during May, 1996 the Board of Directors of the Company authorized the issuance of 75,000 shares of a new series of Series A Convertible Preferred Stock. A total of 70,000 shares were issued resulting in proceeds of $7,000,000. As of September 30, 1996 a total of 67,285 of those shares had been converted into 4,179,163 shares of the Company's Common Stock.

5.   DIVIDENDS IN ARREARS

          The quarterly dividend payments for the first, second and third quarters of 1996, the four quarters of 1995, 1994 and 1993 and one quarterly dividend payment for 1992 on the $2.4375 Preferred Stock were deferred by the Company's Board of Directors. As of September 30, 1996, $2.4375 Preferred Stock dividends in arrears amounted to approximately $22,425,000. This amount relates to the total of 2,300,000 shares now outstanding.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     (a) During the nine months ended September 30, 1996, the Company entered into new debt instruments for equipment totaling approximately $18,901,000. Payments of approximately $3,386,000 on equipment debt instruments have been included in the statement of cash flows.

     (b) Cash paid during the periods for income taxes, net of refunds and interest is as follows (dollars in thousands):

                                                            NINE MONTHS
                                                              ENDED
                                                           SEPTEMBER 30,
                                                        -----------------
                                                        1996         1995
                                                        ----         ----
                                                           (UNAUDITED)

     Cash paid during the period for income taxes,
       net of refunds ............................    $  2,717    $    226
     Cash paid during the period for interest ....    $  4,849    $  2,524
                                                      ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the historical financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto, included elsewhere in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. The Company's short-term and long-term liquidity position is severely restricted. As of November 11, 1996, the Company's level of available cash was approximately zero as compared to the December 31, 1995 balance of approximately $1,047,000. Net cash used in operating activities during the first nine months of 1996 was approximately $15,029,000 compared to net cash used in operating activities of approximately $1,136,000 for the same period in 1995. The primary factors influencing this liquidity issue are the (i) lower productivity of crews in the United States and South America; (ii) increases in cash outflows for startups and crew mobilizations; (iii) increases in the level of capital expenditures which are not financed; (iv) the level of investment required for the development of the Company's proprietary seismic data acquisition system; (v) the continued delays in receiving cash remittances from a certain domestic customer. Additional cash constraints were experienced particularly in the third quarter of 1996 as North American crews have been hampered by repetitive adverse weather conditions and permitting delays and some Latin American crews that were not able to perform contracted work efficiently. These repetitive adverse circumstances and contract cost overruns have increased significantly the operational use of cash during this period.

     Since mid-1993, the Company has encountered additional delays in receiving cash remittances from its Nigerian customers due to the political and social turmoil experienced in that country. During the first quarter of 1995, these delays increased. These delays caused the Company to intensify its collection efforts. The net receivable balance from Nigerian customers has decreased from $7,896,000 at December 31, 1994 to $199,000 at September 30, 1996 due primarily to increased collection efforts and reduced crew operations. There have been cash payments received during the nine months of 1996, and indications are that payments will continue; however, management cannot predict the exact timing and magnitude of such payments. Also, during the second quarter of 1995, the Company was notified by one of its domestic customers that payment on services performed primarily during the first quarter of 1995 would be delayed. Payments totaling approximately $588,000 have been received during 1996, and the Company is continuing to take steps to attempt to recover the balance of such receivable, which totaled $1,723,000 on November 11, 1996. Although the Company believes that such receivable balance is collectible, there can be no assurance of the exact magnitude or timing of such recovery, or the success of any recovery at all, with respect to such receivable.

     The Company has a revolving credit facility with its principal lender, a credit corporation, for $12,000,000, secured by domestic and certain foreign U.S. dollar denominated accounts receivable other than those originating from Nigerian customers, a first lien on all unencumbered assets of the Company and a second lien on all other assets as available. The Company entered into this credit facility on February 17, 1993 for the portion secured by the domestic receivables and on April 26, 1993 for the portion secured by the foreign U.S. dollar denominated receivables. The credit facility has been extended through February 17, 1997. As of September 30, 1996 approximately $12,919,000 had been borrowed and no letters of credit had been issued under the credit facility. The lender granted a $2,000,000 temporary credit overline expiring on October 31, 1996. The terms of the agreement permit the Company to borrow up to the sum of (A) 80% of its eligible United States accounts receivable; (B) 65% to 80% of the eligible insured international accounts receivable (not to exceed $8,000,000); (C) 45% of the eligible uninsured international accounts receivable; and (D) 10% of eligible other accounts receivable. The credit facility contains a number of affirmative and negative covenants, the most restrictive of which are financial covenants which require maintenance of: (i) a minimum current ratio; (ii) a maximum ratio of debt to tangible net worth;
(iii) a minimum level of tangible net worth and (iv) a minimum level of working capital. Subsequent to December 31, 1994, an amendment to the Credit Facility was executed, which principally provided additional flexibility with respect to certain covenants. At November 11, 1996, approximately $11,360,000 had been borrowed under this credit facility. Certain of the Company's eligible accounts receivable are currently pledged to secure this line of credit and the Company's current level of cash represents amounts borrowed under the Credit Facility. The Company is currently in default on all of the financial covenants.

     On March 1, 1995, the Company entered into a long-term financing agreement with a credit company for $5,000,000. The facility contains a bargain purchase option at the end of the lease term and is secured by the leased equipment. At October 31, 1996, the Company had borrowed approximately $3,960,000 under the facility for equipment purchases.

     At September 30, 1996, the Company was in default of certain covenants for this and other financing agreements related to delays in payment on its equipment notes payable. Payment acceleration of these equipment notes was waived by some, but not all, of these creditors.

     On February 20, 1996, the Company entered into a two-year term loan agreement with a subordinated lender for $3,843,750. The term loan principal is payable beginning March 1, 1997 in eleven equal monthly installments of $64,063 and a final installment of $3,139,063 due on February 20, 1998. A mandatory prepayment provision requires the Company to prepay the outstanding term loan balance with 50% of all U.S. Dollar payments made on the Nigerian accounts receivable balance as of February 20, 1996. The term loan bears interest at 14% per annum payable monthly beginning on March 1, 1996. The Company paid a non-refundable loan fee of $93,750 and is subject to a quarterly administration fee of $75,000 commencing August 1996. The term loan contains a number of affirmative and negative covenants, the most restrictive of which are financial covenants which require maintenance of: (i) a minimum current ratio; (ii) a maximum ratio of debt to tangible net worth; (iii) a minimum level of tangible net worth and (iv) a minimum level of working capital. This term loan agreement was amended on August 22, 1996 to reflect: (i) an increase in the principal from $3,843,750 to $5,000,000; (ii) a shortening of the maturity date from February 20, 1998 to August 18, 1997; (iii) an increase in the interest rate from 14% to 15% per annum; (iv) a change in repayment terms to monthly interest only payments with the entire unpaid principal amount of the loan due on August 18, 1997; and (v) a non-refundable administration fee of $100,000 per ninety
(90) day period, payable in arrears on November 16, 1996, February 4, 1997, May 5, 1997 and August 3, 1997. The agreement has a stipulated maximum level of borrowing allowed from its primary credit facility. The Company exceeded the $10,000,000 level by $2,919,000 at September 30, 1996. Additionally, the Company has borrowed $3,149,000 from another lender in violation of the covenants of this agreement. The lender has declared the Company to be in default on both of these issues and increased the interest rate to 20% per annum, but has elected not to proceed with any further remedies at this time.

     On March 20, 1996, the Company issued 143,000 shares of the Company's $2.4375 Convertible Exchangeable Preferred Stock. The purchaser of the Preferred Stock is entitled to all undeclared, unpaid dividends in arrears through March 20, 1996. The net proceeds from the issuance was $1,573,000. Additionally on March 27, 1996, the Company issued $3,000,000 of its 8% Convertible Debentures ("Debentures") due December 31, 1999. The Debentures are convertible, at the option of the purchaser, into shares of the Company's Common Stock at a conversion price of 80% of the five day average low trading price prior to the conversion election of the Common Stock, provided that such 80% figure is increased to 100% if the Debentures are converted within 45 days of the Closing Date. Under certain circumstances, the Company can redeem Debentures submitted for conversion at 120% of the par value of the Debentures. Additionally, the Company may redeem the Debentures on or after March 27, 1997 at a rate of 120% of the par value of the Debentures, and on or after March 27, 1999, at a rate of 100% of the par value. Interest of 8% per annum is payable quarterly. As of September 30, 1996, $1,500,000 of the Debentures had been converted into 965,187 shares of the Company's Common Stock, and as of November 11, 1996, $2,600,000 of the Debentures had been converted into 1,978,956 shares of the Company's Common Stock.

     In May 1996, the Company's Board of Directors authorized the issuance of up to 75,000 shares of a new series of Series A Preferred Stock. A total of 70,000 shares of the Series A Preferred Stock have been issued by the Company resulting in proceeds of $7,000,000. As of September 30, 1996 a total of 67,285 of these shares had been converted into 4,179,163 shares of the Company's Common Stock, and as of November 11, 1996, all of the issued shares had been converted into 4,428,404 shares of the Company's Common Stock.

     While the financing transactions entered into in the three quarters of 1996 provided funding for certain obligations, the Company continues to experience severely constrained liquidity. Management anticipates that the Company will not be able to generate sufficient cash flow from operations over the balance of 1996 to fulfill most of its cash requirements including current operations and anticipated new crew startups. The Company continues to explore additional sources of working capital to help improve its liquidity position and may undertake additional funding from external sources. The cost of these funds may be higher than typical lending rates due to the Company's current outstanding debt and equity structure. Issuance of additional equity is being considered as well, and such a transaction, if consummated, would likely result in substantial dilution to the Company's common stockholders. Alternatively, the Company is considering initiation of reorganization proceedings in the event that it is unable to satisfactorily resolve its immediate liquidity situation.

     On November 13, 1996, the Company announced that it had signed an agreement with Westgate International, L.P. ("Westgate") and The Liverpool Limited Partnership ("Liverpool") for the issuance to such entities of convertible debentures with a face value of up to $15,168,000. The agreement between the Company and such entities has been terminated.

     During negotiations of the previously proposed transaction, the Company borrowed an aggregate of $3,149,000 from Westgate and Elliott Associates, L.P., an affiliate of Liverpool for working capital purposes. The borrowings are in the form of unsecured promissory notes and are payable on demand of the lender, but in no event later than the date which is sixty days from the date of the promissory note. Interest is payable at 15% per annum. These promissory notes remain outstanding.

     As a result of the continued short-term liquidity situation, the Company has elected to defer the sixteenth quarterly dividend payment for September 30, 1996 on the $2.4375 preferred stock. See Note 5 of Notes to Consolidated Financial Statements.

     Capital Expenditures. Capital expenditures were approximately $25,284,000 and $12,040,000 for the nine months ended September 30, 1996 and 1995, respectively. The expenditures in the first nine months of 1996 were for the purchase of one complete seismic acquisition recording system and additional equipment necessitated by the Company's increased seismic operations in Latin America and the United States and other equipment necessary for the completion of the Company's new seismic data acquisition system. The majority of these purchases are being financed utilizing leases and long-term notes payable from a credit corporation and equipment manufacturers.

     The Company has assembled a new proprietary seismic data acquisition system. This system is a radio frequency telemetry system specifically designed to be used on large 3D surveys where cables are undesirable. The Company completed the deployment phase of the first system as of July 1996 and is currently working on a contracted job. Currently, there are no plans to market or sell this technology to any third parties. This system cost has been financed through internally generated funds or through third party company borrowings.

     The Company's capital expenditures for the remainder of 1996, which are estimated at amounts similar to the prior year, are contingent on the Company's ability to obtain short-term and long-term financing and on the generation of sufficient cash flows from operations.

     Long-Term Obligations. The long-term obligations of the Company as of September 30, 1996 consisted primarily of the 8% Convertible Debentures, notes payable and capital lease obligations related to the acquisition of geophysical equipment and the Corporate headquarters and notes payable to the former Tensor shareholders related to the Settlement and Release Agreement effective January 1, 1994. Due to the liquidity constraints and lender default situations, the Company has reclassified the 1996 long-term obligations to notes payable under current liabilities.

RESULTS OF OPERATIONS

     The Company's operating profitability is dependent upon the mix of contracts in effect during any given period.

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     The Company's consolidated revenues increased 6% ($1,403,000) to $26,166,000. This increase is primarily due to increased crew capacity and crew months in Latin America, offset in part by decreased activity in Nigeria.

     Revenues from United States operations decreased 16% ($2,051,000) to $10,723,000. Crew capacity in the United States was increased to eight crews from six crews in the prior year. These new crews consist of a Telseis instrument shallow water transition zone crew, a Sercel 388 data acquisition system, and a Citation(TM) data acquisition system. A second SGR Seismic Group Recorder crew was combined into a single large crew in 1996. This consolidation facilitated the expansion of the Citation(TM) crew. Total crew months for the United States in 1996 were twenty-four as compared to seventeen for the same period last year. Revenue per crew month in 1996 is approximately $447,000 as compared to prior year of approximately $751,000. The decline in revenue per crew month is primarily due to repetitive adverse weather conditions in 1996 impacting most crews and lower revenues from the new technology crews, consisting of the Sercel 388 and Citation(TM) systems, as a startup learning curve is being experienced. The Company has contracted work for the majority of its crews in the region through the fourth quarter of 1996 with some crews contracted into early 1997.

     Revenues from international operations increased 29% ($3,454,000) to $15,443,000. This increase is largely due to both increased crew capacity and active crew months in Latin America. The Nigerian operations had no active crew months in this period as compared to prior year since all contracted work was completed by the end of the first quarter in this period. The Far East experienced revenues comparable to prior year with one crew active in both periods. The Middle East region had no activity as compared to last year when there were minimal revenues from equipment rentals during the time the region was being demobilized.

     Latin America revenues increased 106% ($7,160,000) to $13,919,000. The number of active crews increased to eight in 1996 as compared to four in the prior year, and active crew months increased to 22 from 13, respectively. During this period, the Company operated two crews in Colombia, four crews in Peru, one 3D crew in Brazil and one crew in Ecuador. In the prior year's period the Company operated one crew in Brazil and three crews in Peru. The Company generally has contracted backlog in the region extending into the fourth quarter of 1996 with Brazil backlog extending into early 1998.

     Nigeria generated no revenues in the current period as compared to $3,771,000 for the same period last year. The active crew months in 1996 are zero and were seven in the prior year. This decrease is due to the completion of contracted work as of the end of the first quarter of 1996. The Company currently has no contracted work in the region in backlog, but the Company has several bids currently outstanding, and current expectations are that the Company will be awarded at least one of these contracts. The Company is currently preparing for this anticipated work and is actively marketing its services in the region; however, there is no assurance that the Company will be awarded any of such work.

     Revenues in the Far East were $1,548,000, comparable to the prior period, and active crew months were three in both periods. The crew in Bangladesh was active throughout the third quarter of 1996. The contracted work was expanded and extended into the first quarter of 1997.

     Direct operating expenses as a percentage of revenue increased to 154% from 76%. The increase is a result of higher operating costs on some crews in the United States from adverse weather conditions, the introduction and learning curve associated with two new crews outfitted with new technology seismic data acquisition systems, and the recognition of anticipated losses amounting to $2,445,000 on several United States crews as a result of the above performance difficulties. South America crews, primarily in Peru, experienced lower than expected production performance and increased crew costs significantly higher than original projections. These projections show that the Company will likely not recover these costs through future billings. The amount of the write-off for the Peru crews is $5,929,000 and is all recognized in the third quarter. In summary, $8,374,000 of the current period direct expense is the result of anticipated contract losses.

     Other operating expenses, which consist of general and administrative expenses at corporate headquarters and in foreign locations, increased as a percentage of revenues to 16% from 9%. The increase in the dollar amount of other operating expenses is primarily due to increased Latin America regional and country general and administrative expenses consistent with the significantly increased operations. North America costs are increased due to increased regional activities. The general bad debt reserve recorded at the corporate headquarters was increased to maintain the doubtful allowances for accounts receivable commensurate with the Company's experience.

     Depreciation and amortization expense increased to $3,251,000 as compared to the prior year of $2,313,000. The Company has purchased and mobilized several new seismic data acquisition systems over the past year. In July 1996 the Company deployed its new proprietary seismic data acquisition system resulting in a full quarter of depreciation.

     Operating loss is $21,518,000 as compared to prior year income of $1,484,000. This decrease is mainly due to reduced margins in North America and South America, the recognition of anticipated project losses in North America and South America, reduced crew activity in Nigeria, and increased operating expenses in regional areas and at corporate headquarters.

     Interest expense increased from prior year by 106% to $1,942,000 as the Company experienced increased levels of financing at higher interest rates, particularly in the foreign areas of operation to support working capital requirements. Also, the increased level of financed capital equipment contributed to this increase.

     The decrease in Other Income to $36,000 for the three months ended September 30, 1996 compared to $1,225,000 for the same period in 1995 is primarily due to the recording of a gain in 1995 of $1,247,000 from an insurance settlement; specifically, the loss of instrumentation, suffered on a domestic crew due to arson.

     The income tax provision in both periods consisted of taxes owed to foreign countries based on local tax laws. The level of foreign taxes has increased from the prior year due to the increased activity of international operations. No provision for U.S. Federal income taxes was made in either period as the Company currently has net operating losses available for carryforward.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     The Company's consolidated revenues increased 27% ($17,044,000) to $80,925,000. This increase is primarily due to increased crew capacity and crew months in Latin America and North America, reduced partially by decreased activity in Nigeria.

     Revenues from the United States increased 3% ($885,000) to $34,870,000 for the nine months ended September 30, 1996 as compared to 1995. Beginning in early 1994, the Company experienced a surge in demand for the Company's 3D land seismic surveys. The 1996 period included $1,200,000 of revenues resulting from a sale of the Company's interests under two specific revenue sharing agreements. The impact of this transaction on operating income was $1,098,359. Transactions of this nature may occur on a periodic basis as the Company continues to grow and is able to capitalize on such opportunities. The Company operated seven seismic crews during the first six months of 1996 and increased to eight in the third quarter as compared to six in the prior period. Total crew months during this period were sixty as compared to fifty-three in the prior period. In addition to the increased crew count, the projects have become larger and more complex since 1994 with the increased use of 3D data acquisition techniques. This increased project size and complexity of operations tends to drive an increase in revenues per crew month. This is particularly evident in the Louisiana Gulf Coast region where access to these seismic projects is hampered by low marshland and survey parameters which require the use of more instrumentation.

     Revenues from international operations increased 54% ($16,159,000) to $46,055,000. This increase is primarily due to increased crew capacity and active crew months in Latin America partially reduced by decreased activity in Nigeria.

      Latin America revenues increased 203% ($28,083,000) to $41,909,000. The number of active crews increased to eight during the first nine months of 1996 as compared to four during the same period in 1995. Total crew months in 1996 are fifty-five as compared to twenty-six in 1995.

     Far East revenues increased 33% ($808,000) to $3,242,000. This increase reflects one crew operating for ten crew months as compared to eight crew months during the prior period.

     Revenues from Nigeria decreased $11,938,000 to $904,000 for the nine months ended September 30, 1996. This decrease is the result of the completion of contracted work during the first quarter of 1996. Total crew months in 1996 were three as compared to twenty-three in 1995 for the nine month period.

     Middle East revenues are zero for the period in 1996 as compared to $791,000 in the prior period. The area was demobilized in 1995 and the revenues generated were related to minimal equipment rental activities.

     Direct operating expenses as a percentage of revenue are 103% compared to 74% for the same period last year. The increase is a result of significant reduction in operating efficiency on some crews in the United States resulting in part from adverse weather conditions, the introduction and learning curve associated with two new crews outfitted with new technology seismic data acquisition systems, and the recognition of anticipated losses amounting to $2,445,000 on several United States crews as a result of the above mentioned performance difficulties. South America experienced increased direct operating expenses, primarily in Peru, due to lower than expected production performance and crew costs significantly higher than original projections. These projections show that the Company will likely not recover these costs through future billings. The amount of the write-off for Peru contracts is $5,929,000 recognized in the third quarter. In summary $8,374,000 of the year to date direct expense is the result of anticipated contract losses.

     Other operating expenses, which consist of general and administrative expenses at the corporate headquarters and foreign locations, increased as a percentage of revenues to 11% from 9%. The dollar increase in other operating expenses of $3,040,000 primarily represents added support operations in North America and South America to match the increased crew capacity and operations, along with an increase in the general allowance for doubtful accounts to maintain the allowance at levels commensurate with the Company's experience.

     Depreciation and amortization expense increased 18% to $8,237,000. The increased expense is a result of the added equipment purchased since the prior period.

     Operating loss is $19,503,000 as compared to income of $3,817,000 for the same period during the prior year. The decrease in operating income is mainly due to reduced margins on crews in North America and South America, the recognition of anticipated project losses on projects in North and South America, reduced crew activity in Nigeria, and increased operating expenses in regional areas and at corporate headquarters.

     Interest expense increased 79% ($1,972,000) to $4,460,000. This increase is mainly due to increased levels of borrowings to support working capital required in domestic and international operations as a result of increased activity. Additionally, the level of interest expense has increased as a result of the acquisition by the Company of capital equipment which has been financed mostly through capital leases and long-term equipment notes payable.

     Other income has decreased due the recording of a $1,247,000 gain from an insurance settlement in the prior period, non-recurrence of a $225,000 gain on the sale of fixed assets that occurred in the prior period, and reduced foreign exchange gains of $111,000 mainly resulting from the favorable fluctuation of the Nigerian Naira in the first nine months of 1995.

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

                                    PART II

                               OTHER INFORMATION


ITEM 5.        OTHER INFORMATION.

               The Company's President, Chief Executive Officer and interim Chairman of the Board, George W. Tilley, resigned effective November 4, 1996. Mr. Harvey Attra, a Director of Grant since 1993, was named Acting Chairman of the Board and Mr. Thomas B. Portwood, Jr. was named President and Chief Executive Officer and a Director of the Company.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   List of Exhibits
                  Exhibit No.

                   10.01 Second Amendment, dated August 22, 1996, to the Loan and Security Agreement dated February 20, 1996, by and between the Company and its subordinated lender.

                   11.01 - Computation of Income (Loss) Per Common and Common Equivalent Share for the Nine Months Ended September 30, 1996 and 1995.

                   11.02 - Computation of Income (Loss) Per Common and Common Equivalent Share for the Three Months Ended September 30, 1996 and 1995.

                   27.01 -      Financial Data Schedule.


         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GRANT GEOPHYSICAL, INC.
                                                 (REGISTRANT)



Date     November 19, 1996             By    Thomas B. Portwood, Jr.
      ----------------------              -----------------------------
                                             Thomas B. Portwood, Jr.
                                            Chief Executive Officer,
                                             President and Director
                                          (Principal Executive Officer)



Date     November 19, 1996             By    William B. Cleveland
     -----------------------              ------------------------------
                                             William B. Cleveland
                                            Chief Financial Officer,
                                            Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                    DESCRIPTION
-------                  -----------
 10.01        Second Amendment, dated August 22, 1996, to the
              Loan and Security Agreement dated February 20,
              1996, by and between the Company and its
              subordinated lender.

 11.01 -      Computation of Income (Loss) Per Common and
              Common Equivalent Share for the Nine Months
              Ended September 30, 1996 and 1995.

 11.02 -      Computation of Income (Loss) Per Common and
              Common Equivalent Share for the Three Months
              Ended September 30, 1996 and 1995.

 27.01 -      Financial Data Schedule.