Form 10-K
period 1996-12-31
GRANT GEOPHYSICAL INC
filed 1997-04-15
CIK 866722

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, 20549
                        _____________________________

                                   FORM 10-K

  X    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
----       Act of 1934 For the fiscal year ended December 31, 1996.
                                       or
       Transition Report Pursuant to Section 13 or 15(d) of the Securities
---- Exchange Act of 1934 For the Transition Period from __________ to __________.


                        Commission file number 000-18816

                            GRANT GEOPHYSICAL, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                                         84-0766570
    (State or other jurisdiction of                                 (I.R.S. Employer Identification No.)
     incorporation or organization)

             16850 PARK ROW
             HOUSTON, TEXAS                                                        77084
(Address of principal executive offices)                                         (Zip Code)

      Registrant's telephone number, including area code:  (281) 398-9503

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                                     NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                                          ON WHICH REGISTERED
         -------------------                                          -------------------

Common Stock, par value $.002 per share  . . . . . . .       National Daily Quotation Service
$2.4375 Convertible Exchangeable
    Preferred Stock, par value $.01 per share  . . . .       National Daily Quotation Service

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ----  ----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  {   }

   As of April 11, 1997, the aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the closing price of such stock on the National Daily Quotation Service - Pink Sheets on such date was approximately $821,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive to determination for other purposes. As of April 11, 1997, 21,845,660 shares of Common Stock of Grant Geophysical, Inc. were outstanding.

================================================================================

                            GRANT GEOPHYSICAL, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

PART I
                                                                                                    Page
                                                                                                    ----
     Item  1. Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3

     Item  2. Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8

     Item  3. Legal Proceedings and Regulatory Matters  . . . . . . . . . . . . . . . . . . .          8

     Item  4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .         10

PART II

     Item  5. Market For Registrant's Common Stock and Related
              Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11

     Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12

     Item  7. Management's Discussion and Analysis of Financial
              Condition and Results of Operations

                 Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .         15
                 Financing Condition, Liquidity and Capital Resources . . . . . . . . . . . .         18
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19

     Item  8. Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . .         19

     Item  9. Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .         19

PART III

     Item 10. Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . .         20
     Item 11. Executive Officer Compensation  . . . . . . . . . . . . . . . . . . . . . . . .         24
     Item 12. Security Ownership of Certain Beneficial Owners and Management  . . . . . . . .         30
     Item 13. Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . .         31

PART IV

     Item 14. Exhibits, Financial Statement Schedule and
              Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33

SIGNATURE PAGE        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           34

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE  . . . . . . . . . . . . . . .        F-1

     Investors are cautioned that certain statements in this Form 10-K Annual Report are forward looking and involve risk and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about the geophysical industry and assumptions made by management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to factors such as weather conditions, outcome of negotiations and approval of reorganization plans, demand for seismic data acquisition services in general and specifically for the Company's services, and other factors identified in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K Annual Report. The Company undertakes no obligation to update any forward looking statements made in this Form 10-K Annual Report.

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

     Grant Geophysical, Inc. ("Grant") was incorporated in Delaware on June 27, 1978, and is the successor to several companies as a result of mergers. The merged companies include Norpac Geophysical Company, Seiscom Delta, Inc., United Geophysical Company, and Tensor Incorporated. As a result of these transactions Grant has formerly been known as Grant- Norpac, Inc. and, later, Grant Tensor Geophysical Corp. In 1993, after selling substantially all of its seismic data processing assets, Grant resumed the name Grant Geophysical, Inc.

     Grant has several wholly-owned subsidiaries incorporated in the United States and certain foreign jurisdictions (the "Subsidiaries"). Grant and certain of the Subsidiaries have branch operations in a number of foreign jurisdictions (the "Branches"). Grant, the Subsidiaries and the Branches are collectively referred to as the "Company".

     On December 6, 1996 (the "Petition Date"), Grant filed a voluntary petition for relief with the United States Bankruptcy Court for the District of Delaware (the "Court") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code").

     The bankruptcy filing was precipitated by several factors, including rapid expansion in the United States and Latin American markets, costs related to the development of a proprietary data recording system and poor operational results. These factors impaired Grant's ability to service its indebtedness, fund essential capital spending and provide working capital for operations. Grant explored several alternatives to improve its capital structure and increase liquidity. Discussions were conducted with prospective lenders and investors, including certain creditors and stockholders of Grant. However, these discussions were not successful in procuring additional capital to adequately fund ongoing operations. By late 1996, it became apparent that the only feasible recourse was to commence a reorganization under bankruptcy court protection. As of the date of this report none of the Subsidiaries or Branches have filed for relief under the Bankruptcy Code or similar foreign laws. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and Note 1 of Notes to Consolidated Financial Statements.

     Generally, under chapter 11, all actions to enforce or collect pre-petition claims against a debtor are stayed. Debtors may operate their businesses and manage their assets in the ordinary course as debtors-in-possession, but must obtain Court approval for transactions outside the ordinary course of business. All liabilities of Grant outstanding at December 6, 1996, have been reclassified from their respective current and non-current liability categories to "Pre-petition liabilities subject to chapter 11 case."

     This Form 10-K was prepared based on the status of Grant's chapter 11 case on April 14, 1997. The case is ongoing. On March 14, 1997, Grant entered into a term sheet ("Term Sheet") with Elliott Associates L.P. ("Elliott") pursuant to which Elliott may make certain capital investments in connection with a plan of reorganization for Grant. This Term Sheet is subject to a number of material conditions including, but not limited to, execution of a mutually agreeable definitive agreement and the Court's approval of certain break-up fees and bidding procedures. The Court approved the proposed break-up fees and bidding procedures on April 9, 1997. However, there can be no assurance that the transactions described in the Term Sheet will be consummated as described, or at all. The Court has ordered that all parties wishing to file a proof of claim must do so by May 7, 1997 or be barred from participating in a distribution of the bankruptcy estate. Accordingly, Grant's consolidated financial statements give no effect to any adjustments which might be required as a result of the reorganization proceedings.


BUSINESS

     The Company is engaged primarily in the gathering of seismic data used by oil and gas companies in determining whether subsurface geological conditions appear favorable for the accumulation of oil and gas reserves.

     The following table sets forth the Company's revenues from continuing operations by geographic area:


                          REVENUES BY GEOGRAPHIC AREA
                             (DOLLARS IN THOUSANDS)

                                                           YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------
                                             1996                       1995                  1994
                                      ------------------         ------------------    -----------------
United States . . . . . . . . . .     $ 42,074     40%             $47,849    52%       $27,791     38%
Europe, Africa and
  the Middle East(1)  . . . . . .          904      1               14,994    16         24,225     33
Latin America . . . . . . . . . .       57,133     54               25,532    28         15,643     21
Far East  . . . . . . . . . . . .        5,412      5                3,621     4          6,032      8
                                      --------   ----              -------  ----        -------   ----
                                      $105,523    100%             $91,996   100%       $73,691    100%
                                      ========    ===              =======   ===        =======    ===

__________________

(1) On December 23, 1996, Grant entered into a letter of intent to sell its Nigerian subsidiary. The Court approved the sale on March 24, 1997, and the sale is expected to be consummated by April 30, 1997. This subsidiary contributed substantially all of Grant's revenues from Europe, Africa and the Middle East.

See Note 5 of Notes to Consolidated Financial Statements for further information regarding the Company's operations including operating profit/(loss) and identifiable assets by geographic area.

EXPLORATION SEISMOLOGY

     The principles of seismology have been used in the exploration for oil and gas reserves since about 1929. Exploration seismology encompasses the generation and recording of reflected seismic energy which is computer processed to produce representations of the earth's subsurface. These processed seismic data are used by geoscientists to identify geological conditions favorable for the accumulation of oil and gas reserves and to optimize and monitor field production operations.

     The principal components of a seismic system are the energy source device and the recording system. The energy source device generates an impact or vibration at or near the earth's surface which produces sonic waves. These sonic waves travel downward through the earth's subsurface and are partially reflected back to the surface as they pass through the subsurface rock layers. The energy source devices typically used by the Company in its seismic data acquisition are explosives, vibroseis, a mechanical device used to generate input signals at desired frequencies, and airguns.

     The reflected sonic waves are detected by highly sensitive devices called geophones, which convert the seismic reflections to electrical signals. These electrical signals represent the time required for the waves to travel from the earth's surface to the subsurface interfaces and be reflected back to the surface. A reflection seismograph converts the electrical signals to digital information ("seismic data") at remote recording locations and transmits the seismic data by telemetric means to a central recording station where the seismic data are stored on computer magnetic tapes. More sophisticated reflection seismographs digitally record the seismic data at the remote recording location, thereby eliminating the need for real-time transmission of the data to a central recording unit. Once recorded, the seismic data are sent to data processing centers where they are enhanced to illuminate the desired reflected signals. The processed seismic data are then arranged for input to imaging devices that produce representations of the survey site's subsurface.

     The Company has experienced an increase in demand during the last several years among its customers for three-dimensional ("3-D") seismic surveys. Three-dimensional seismic surveys produce seismic data that allow the user to view subsurface conditions with a much higher degree of resolution than those produced using earlier two-dimensional ("2-D") seismic surveys. In known producing areas, 3-D seismic data aids its users in more precisely positioning step-out and development wells. Unlike 2-D seismic surveys (which typically use between 240 and 480 remote recording locations), 3-D surveys require much larger recording systems (1,000 to 3,000 or more recording channels arranged in patterns at numerous locations).

CONTRACT LAND SEISMIC DATA ACQUISITION

     As of April 14, 1997, the Company was operating or mobilizing 12 land seismic crews and 2 shallow water transition zone crews, 7 of which were in the United States and 7 of which were in Latin America and the Far East.

     Seismic Crews. A seismic crew typically consists of a manager; permitting agents who secure permission to enter landowners' properties; surveyors who mark the locations for geophone and source placement; general laborers who place and move the geophones and connecting cables; and either, (i) if explosives are used as the energy source, a drill crew to drill holes and shooters to detonate the explosives, or (ii) if vibroseis is used as the energy source, drivers to operate the vibroseis trucks; and an observer who operates the seismograph and controls the recording of the seismic data. A fully staffed seismic crew in the United States typically utilizes 25 to 55 personnel. International seismic crews normally require a significantly larger number of general laborers and support personnel because the survey sites are often in remote locations. For example, a desert seismic crew may require 10 to 15 expatriate personnel plus 100 to 150 local personnel, while a seismic crew operating in marsh or swamp conditions or in a remote jungle region with limited access to roads may require a crew of 600 to 2,500 persons, all of whom must be provided with food and shelter at the survey site.

     The Company also operates shallow water transition zone seismic crews using a radio telemetry recording system. Typically, the transition zone is a unique area of operation in that the area to be surveyed lies either in shallow water or in marshy grasslands where conventional land or marine seismic crew cannot operate efficiently. This type of seismic crew utilizes an airgun barge to create the energy source, a vessel to house the crew and various utility boats to position the recording system. A crew of this sort will typically utilize approximately 90 to 115 personnel.

     Contracts. The Company's seismic data acquisition activities are conducted under contracts with oil and gas exploration and production companies which retain exclusive ownership of the acquired seismic data. Contracts, which are usually awarded on a competitive bid basis, are either "turnkey," which provide for a fixed fee to be paid to the Company for each unit of data acquired, or "term," which provide for a fixed monthly fee during the term of the project. The majority of the Company's contracts are on a turnkey basis.

     Contracts awarded for land and transition zone seismic data acquisition outside the United States are generally denominated partially in U.S. dollars and partially in the local currency of the country in which the seismic survey is conducted. The portion of the contract denominated in local currency is principally utilized to pay local crew-related expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other" for a discussion of foreign exchange gains and losses.

     Mobilization Costs. The costs of mobilizing seismic crews varies from location to location. Typically, the costs tend to be higher in the foreign locations. When possible the Company charges a mobilization fee which may be collected in advance or over the term of the contract.

     Capital Expenditures. The capital expenditures necessary to equip a new seismic crew are primarily related to the type and quantity of energy source devices, recording systems and logistical support equipment to be utilized in a seismic survey. If the seismic crew is in a remote location, the Company may also provide facilities to house members of the seismic crew. On multi-year contracts, the Company endeavors to recover its investment over the term of the work. The Company's capital expenditures in any given year are dependent on the mix of its business and customer demand for certain types of geophysical equipment.

United States Operations

     The demand for contract land seismic data acquisition in the United States has declined substantially since activity levels peaked in 1981. Beginning in 1993, however, there was an increase in bid activity relating to 3D projects. These projects are generally a combination of new exploration, and exploitation of existing fields. Grant believes the utilization of 3D seismic data acquisition techniques in the United States will continue to be an important tool used in the discovery and development of oil and gas fields because of the value these techniques provide in assessing the production potential in known producing areas; however, Grant cannot predict the level of future demand for its services.

International Operations

     The Company has been active in Latin America since 1940, and, in particular, has had continuous operations in Brazil since that date. During 1996 and 1995, the Company also had seismic crews operating in Ecuador, Colombia, Bolivia and Peru. Within the last four years, the Company has also conducted seismic operations in Venezuela and Argentina.

     The Company's first operations in the Far East and Australia region were conducted in 1962. The Company's Far East activity in 1996 consisted of one crew in Bangladesh.

     The Company's operations in Europe, Africa and the Middle East were centered in Nigeria during 1995 and 1994 and Abu Dhabi in 1994. During 1996 there was no significant activity in either Nigeria or any of the Middle East countries or Emirates. On December 23, 1996, Grant entered into a letter of intent to sell the stock of United Geophysical (Nigeria) Ltd., its subsidiary in Nigeria. The sale was approved by the Court on March 24, 1997 and is expected to be consummated by April 30, 1997. Within the last five years, the Company also has operated crews in Yemen and Qatar. Although the Company does not have a crew operating in the Middle East at the present time, management currently plans to continue evaluating job opportunities as they develop throughout the region and to market the Company's services where appropriate. The Company is not currently active in Europe.

     For information relating to the Company's total revenues, operating profit/(loss) and identifiable assets attributable to its geographic area, see
Note 5 of Notes to Consolidated Financial Statements.

CUSTOMERS

     The Company's major customers are multi-national oil and gas companies, foreign national oil companies and independent oil and gas companies. Revenues from a U.S. based international oil company were approximately $20,233,000 (19%) and $12,683,000 (14%) for the years ended December 31, 1996 and 1995, respectively. In fiscal 1995, revenues from two affiliated nationalized oil companies totaled approximately $10,048,000 (11%). Due to the contractual nature of the Company's operations, it is anticipated that significant portions of future consolidated revenues may continue to be attributable to a few customers, although it is likely that the identity of such customers may change from period to period. See Note 5 of Notes to Consolidated Financial Statements.

COMPETITION

     The acquisition of seismic data for the oil and gas industry is highly competitive worldwide. Although precise comparative figures are not available, the Company believes that its principal competitors have financial, operating and other resources in excess of those available to the Company.

     The Company's principal competitors in its United States operations are Western Atlas, Inc., Veritas DGC, Inc., Geco-Prakla, a subsidiary of Schlumberger Limited and several other regional operators. Competition for available seismic surveys is based primarily on price and availability. Other competitive factors, including performance, technology, and dependability, may affect the decision to award a contract to the Company or one of its competitors.

     The Company competes in Latin America with Western Atlas, Compagnie General de Geophysique, Inc. ("CGG"), Geco-Prakla, as well as several local companies; and in the Far East with CGG, Geco-Prakla, ELNUSA, a state owned seismic company, and Western Atlas. Contracts awarded in the international market are also based primarily on price and crew availability, with consideration given to technology and contractor expertise in the area of the project. The Company believes that its lengthy operating history and presence in the international markets enhance its ability to compete for such contracts.

BACKLOG

     The Company's total backlog of land and transition zone seismic data acquisition contracts in the United States as of December 31, 1996 and December 31, 1995 was approximately $12,530,000 and $27,385,000, respectively. The Company expects to complete substantially all of the December 31, 1996 United States backlog by December 31, 1997. The total backlog of land and transition zone seismic data acquisition contracts with respect to the Company's international operations as of December 31, 1996 and December 31, 1995 was approximately $58,918,000 and $46,219,000, respectively. Approximately $11,869,000 of the backlog at December 31, 1995 was carried over to backlog at December 31, 1996. The Company expects to complete $2,850,000 of the international backlog in 1998.

     Certain of the Company's international contracts contain provisions providing for the reimbursement of mobilization and other costs in the event of the cancellation of the contract by the customer. The majority of the Company's international contracts and virtually all of its United States contracts are terminable by the customer upon relatively short notice and possibly without penalty. Consequently, the Company's backlog as of any particular date is not indicative of the Company's likely operating results for any succeeding fiscal period; and there can be no assurance that the amount of backlog ultimately will be realized.

TECHNOLOGICAL INNOVATION

     Until November of 1996, Grant maintained an engineering group aimed primarily at the development of a proprietary data recording system. In November 1996, Grant determined that it could not adequately fund ongoing development of this system, and as a result, substantially all of the personnel associated with the effort were terminated. In 1994, 1995 and 1996, Grant's expenditures related to the system development project were approximately $177,000, $2,559,000, and $3,614,000, respectively. All of such costs incurred in 1994 and 1995 were capitalized while all the costs incurred in 1996 were expensed in the fourth quarter. In connection with the decision to terminate development, Grant wrote off a total of $5,802,000, representing all of its capitalized costs.

     In addition to the system development effort outlined above, the Company maintains a staff of geoscientists and engineers to develop new and enhance existing data recording techniques, to support its field operations and to consult with clients on the parameters of upcoming seismic projects. The costs of all such personnel and activities are expensed as incurred.

     As a matter of policy, the Company rarely applies for patents on internally developed technology. This policy is based upon the belief that most proprietary technology, even where regarded as patentable, can be more effectively protected by maintaining confidentiality than through disclosure and a patent enforcement program.

     Certain of the equipment, processes and techniques used by the Company are subject to the patent rights of others, and the Company holds non-exclusive licenses with respect to a number of such patents. While the Company regards as beneficial its access to others' technology through licensing, it is believed that substantially all presently licensed technology could be replaced without significant disruption to the business should the need arise.

EMPLOYEES

     As of April 14, 1997, the Company employed approximately 2,000 persons, of whom 1,500 were in foreign locations and 500 were in the United States. None of the Company's United States employees are covered by collective bargaining agreements, although certain of its foreign employees are covered by labor agreements. The Company considers its employee relations to be satisfactory.

INFLATION AND SEASONALITY

    Inflation in the United States has not had a material effect on the Company in recent years. Revenues and earnings vary from quarter to quarter, depending on the timing of seismic crew start-ups, isolated weather conditions and other factors. The Company's operating results for any particular quarter may not be indicative of the results for any future quarter or any year.

ITEM 2.  PROPERTIES

     The Company's primary physical properties are seismic equipment. In addition, Grant owns a 30,000 square foot building and storage yard in Houston, Texas which serves as its corporate headquarters, warehouse and staging facility. Grant also owns its office and repair facility located on a two acre tract in New Iberia, Louisiana. Further, the Company leases operations offices, sales offices and warehouses in the United States and foreign countries. During 1996, the Company paid rentals in the aggregate amount of approximately $650,000 with respect to real estate leases. See Item 3. Legal Proceedings for a description of the status of these leases under Chapter 11 proceedings.

ITEM 3.  LEGAL PROCEEDINGS AND REGULATORY MATTERS

     On December 6, 1996, Grant filed a voluntary petition for relief under the Bankruptcy Code with the Court under Case No. 96-01936-HSB. Since the Petition Date, Grant has operated its business and managed its property as debtor-in-possession, under the authority of sections 1107(a) and 1108 of the Bankruptcy Code.

     The Court generally has jurisdiction over all of Grant's property, as defined in section 541 of the Bankruptcy Code, held on the Petition Date or acquired thereafter. Under sections 1107 and 1108 of the Bankruptcy Code and by order of the Court, Grant is operating its business and managing its assets in the ordinary course of business as debtor-in-possession. Grant may not, however, engage in transactions outside the ordinary course of business without prior approval of the Court. Pursuant to section 362(a) of the Bankruptcy Code and subject to the exceptions contained in section 362(b) thereof, the commencement of a bankruptcy proceeding operates as an automatic stay applicable to all persons and other entities, generally prohibiting absent Court approval (i) the commencement or continuation of any judicial, administrative or other proceeding against Grant, (ii) any act to obtain possession of property of, or property from, Grant, and (iii) any act to create, perfect or enforce any lien against property of Grant. While the automatic stay applies to all of Grant's property wherever located, Grant operates in several foreign jurisdictions, some of which may not give effect to the automatic stay.

     Grant's bankruptcy proceeding is discussed below. For information concerning the effect of the bankruptcy on Grant's business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 1 of Notes to Consolidated Financial Statements.

     Management's objective in the bankruptcy proceeding is to achieve the highest possible recoveries for all of Grant's creditors and shareholders. At December 31, 1996, liabilities of the Company exceeded its assets by $34,213,000. It is impossible at this time to determine the actual recovery, if any, that different classes of creditors and shareholders will realize upon final confirmation of a plan of reorganization. Until confirmation of a plan of reorganization for Grant which determines the amount and manner of payment or other disposition of outstanding claims and litigation and the treatment of Grant's debt and of its equity interests, the value of Grant's debt and of its equity securities will continue to be uncertain. It is probable that there will be a significant reduction in the amount of unsecured indebtedness of Grant and there is a significant likelihood of cancellation of Grant's Common and Preferred Stock. As a result, such securities should be considered highly speculative investments with a very high degree of risk to any investor.

     On February 4, 1997, the Court entered a Final Financing Order authorizing Grant to enter into an agreement to obtain secured post-petition financing with Foothill Capital Corporation (the "Lender") under which agreement the Lender continued to advance funds to Grant for its operations. The Lender agreed to make revolving advances not to exceed $12,500,000 through June 30, 1997. The advances are not to exceed a borrowing base equal to a percentage of certain trade accounts receivable and an overadvance amount. The maximum permitted overadvance was $6,000,000 through March 30, 1997. The Final Financing Order was amended by the Court on April 9, 1997 to approve an agreement between Grant and the Lender increasing the overadvance amount to a constant $7,000,000 and extending the maturity date to September 30, 1997. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     Pursuant to Section 1102(a) of the Bankruptcy Code, shortly after the Petition Date the Court appointed a committee ("Creditors' Committee") to represent Grant's unsecured creditors. The Creditors' Committee currently consists of the following members: BGP International, Inc.; Wells Fargo Bank (Texas) National Association; Mitcham Industries, Inc.; NCS International; Input/Output, Inc.; Conccesiones & Catering Industrial S.A.; Halifax Fund, L.P.; and Westgate International, L.P.

     The powers and duties of the Creditors' Committee include, among other things, (i) consulting with Grant concerning the administration of the case;
(ii) participating in the formulation of a plan of reorganization; (iii) investigating the acts, conduct, assets, liabilities and financial condition of Grant, the operation of Grant's business and the desirability of the continuance of such business and any other matters relevant to the case or the formulation of a plan of reorganization; (iv) requesting the appointment of a trustee or examiner, and (v) performing such other services as are in the interests of Grant's unsecured creditors. The Creditors' Committee has the right to review and object to certain business transactions and to retain counsel and other approved professionals at the expense of Grant. The Creditors' Committee is charged with the responsibility of protecting the interests of its constituencies and assuring that the assets of Grant estate are preserved.

     Pursuant to the Bankruptcy Code, under certain circumstances secured lenders and equipment lessors may be entitled to adequate protection of their interests in collateral pending confirmation of a plan of reorganization. Since the Petition Date, Grant has conducted negotiations with most of its secured lenders and equipment lessors in an effort to restructure the pre-petition obligations. Agreements have been reached with Input/Output, Inc., OYO Geospace, General Electric Credit Corporation, NYNEX Credit Company, Macha Equipment, Winthrop Business Credit, Forum Financial and Leica. Each of these agreements is subject to approval by the Court. Based on these agreements, Grant is making payments of adequate protection in varying amounts.

     All leases of real and personal property held by Grant at the Petition Date are subject to acceptance or rejection in chapter 11. As of April 14, 1997, Grant had made decisions to accept only two lease contracts, both of which involved the financing for certain critical items of data recording equipment. Decisions on all remaining leases, including leases covering Grant's office facilities, are still pending and are not expected to be made except in connection with a plan of reorganization.

     The Company is a party in several lawsuits arising in the ordinary course of the Company's business. The majority of such lawsuits are related to minor damage claims arising from Grant's seismic activities and are stayed pursuant to the Bankruptcy Code. While the Company cannot predict the outcome of these lawsuits management does not believe that their ultimate resolution will have a marked adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Annual Meeting of Stockholders

          Grant held its annual meeting of stockholders on November 1, 1996. The following persons were elected to Grant's Board of Directors to hold office for the ensuing year.

                               George W. Tilley(1)
              For:  11,779,055       Against:  0      Abstaining:  48,421

                               Harvey D. Attra
              For:  11,782,749       Against:  0      Abstaining:  468,142

                               Orville D. Gaither, Sr.
              For:  11,782,799       Against:  0      Abstaining:  468,142


          The following persons continue their terms as Director for the ensuing year:

                               J. Michael Adcock
                               Douglas K. Stewart

          The results of the voting on amendments to Grant's Amended 1989 Long-Term Incentive Plan to (a) increase the number of shares available for issuance pursuant to the Plan, (b) expand the rights of Grant to grant shares of Restricted Stock to Former Non-Employee directors and (c) include the Chairman of Grant's Board of Directors under the definition of Employee in the Plan were as follows:

               For: 4,350,061     Against:  652,570    Abstaining: 48,421

          ____________
          (1)  Mr. Tilley's services with Grant terminated on November 4, 1996.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The common stock of Grant commenced trading on the NASDAQ National Market System of The NASDAQ Stock MarketSM under the symbol "GRNT" on September 19, 1990. Effective January 24, 1997, Grant was delisted by NASDAQ and began trading on the "Pink Sheets" published by the National Daily Quotation Service. The following table sets forth the high and low sales prices for the common stock for the periods indicated as reported by NASDAQ. Such prices reflect inter-dealer prices and do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                                        COMMON STOCK  - NASDAQ*
                                                                       ------------------------
                                                                         HIGH             LOW
                                                                         ----             ---
         1996*
           First Quarter  . . . . . . . . . . . . . . . . . . . .     $ 3 3/8           $ 2 1/4
           Second Quarter . . . . . . . . . . . . . . . . . . . .       4 5/8             3 1/8
           Third Quarter  . . . . . . . . . . . . . . . . . . . .       4                 1 1/4
           Fourth Quarter   . . . . . . . . . . . . . . . . . . .       1 19/32             1/64

         1995*
           First Quarter  . . . . . . . . . . . . . . . . . . . .     $ 2 7/8           $ 1 7/8
           Second Quarter . . . . . . . . . . . . . . . . . . . .       2 13/16           1 7/8
           Third Quarter  . . . . . . . . . . . . . . . . . . . .       2 5/8             1 7/8
           Fourth Quarter   . . . . . . . . . . . . . . . . . . .       2 3/4             1 7/8

         *  Grant's stock was delisted by NASDAQ on January 24, 1997.

     On April 11, 1997, the closing price for the common stock of Grant, as reported on the National Daily Quotation Service - Pink Sheets was $0.04 per share.

     As of April 11, 1997, Grant had 21,845,660 shares of common stock outstanding held by approximately 131 stockholders of record. The shares held by stockholders of record include shares beneficially owned by stockholders who have chosen to have shares held in a "nominee" or "street" name. Grant is unable to identify accurately the number of such beneficial holders of its common stock; however, Grant estimates such number to be approximately 2,000.

     Due to the Company's financial position at December 31, 1996, there is a likelihood that Grant's common stock and preferred stock will be canceled pursuant to any reorganization of Grant in the bankruptcy proceeding. As a result, such securities should be considered highly speculative investments with a very high degree of risk to any investor.

     Grant has not declared or paid any cash dividends on the common stock during its three most recent fiscal years. Pursuant to the terms of Grant's $2.4375 preferred stock, no dividends can be paid on the common stock until all dividends accrued on the $2.4375 preferred stock have been paid. At December
6, 1996, $2.4375 preferred stock dividends in arrears totaled approximately $23,451,000.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth, for the periods and at the dates indicated, selected historical consolidated financial data for the Company. The selected historical financial data set forth below should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                      YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------
                                                1996           1995         1994          1993       1992
                                                ------------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Revenues  . . . . . . . . . . . . . . .     $  105,523    $   91,996   $   73,691   $   69,255   $   90,556
  Operating income/(loss) . . . . . . . .        (65,970)        4,999       (9,241)     (13,410)     (21,803)
  Income/(loss) from continuing
    operations  . . . . . . . . . . . . .        (76,027)        3,162      (11,438)     (16,953)     (29,886)
  Discontinued Operations:
    Loss from operations of
      discontinued business . . . . . . .                                                 (1,284)      (8,189)
    Loss on disposal of discontinued
      business  . . . . . . . . . . . . .                                                 (6,174)      (1,248)
                                              ----------    ----------   ----------   ----------   ----------
Net income/(loss) . . . . . . . . . . . .     $  (76,027)   $    3,162   $  (11,438)  $  (24,411)  $  (39,323)
                                              ==========    ==========   ==========   ==========   ==========

Net loss applicable to
   common stock . . . . . . . . . . . . .     $  (82,390)   $   (2,096)  $  (16,696)  $  (29,669)  $  (44,581)
                                              ==========    ==========   ==========   ==========   ==========

  INCOME/(LOSS) PER COMMON SHARE--ASSUMING
    FULL AND NO DILUTION:
  Continuing operations . . . . . . . . .     $    (5.17)   $     0.25   $    (0.92)  $    (1.40)  $    (2.51)

  Dividend requirement on $2.4375 preferred
     stock  . . . . . . . . . . . . . . .          (0.43)        (0.42)       (0.42)       (0.43)       (0.44)
  Discontinued:
    Operations  . . . . . . . . . . . . .                                                  (0.10)       (0.69)
    Loss on Disposal  . . . . . . . . . .                                                  (0.51)       (0.10)
                                              ----------    ----------   ----------   ----------   ----------
Net loss per common share . . . . . . . .     $    (5.60)   $    (0.17)  $    (1.34)  $    (2.44)  $    (3.74)
                                              ==========    ==========   ==========   ==========   ==========

  WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING:
    Primary . . . . . . . . . . . . . . .     14,699,824    12,535,352   12,470,704   12,145,100   11,929,074
    Fully Diluted . . . . . . . . . . . .     14,699,824    12,571,984   12,484,093   12,145,100   11,929,074

CASH FLOW DATA:
  Net cash provided by (used in)
    operating activities--continued
    operations. . . . . . . . . . . . . .     $   (9,346)   $    2,759   $    3,170   $    2,133   $   12,647

  Net cash used in investing
     activities . . . . . . . . . . . . .        (10,181)       (9,272)      (9,698)      (1,128)     (13,923)
  Net cash from (used in) financing
     activities . . . . . . . . . . . . .         25,667         6,929        5,260       (3,486)         574
  Capital expenditures, net . . . . . . .         10,339        13,757        9,697        6,527       15,433

RATIO:(1)
  Ratio of earnings to fixed charges and
      preferred dividends . . . . . . . .               --         --           --          --            --


                                                  (Table continued on next page)

                                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------
                                                1996          1995         1994        1993       1992
                                                ----          ----         ----        ----       ----
                                                                 (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital . . . . . . . . . . . .    $  22,421    $    8,033     $  3,022   $  4,585   $    (243)
  Total assets  . . . . . . . . . . . . .       70,123        86,932       61,609     70,745     118,548
  Pre-petition liabilities subject to
    chapter 11 case . . . . . . . . . . .       90,244
  Notes payable, current portion of long-term
    debt and  capital lease obligations .          589        18,430       14,495      8,880      18,634
  Long-term debt and capital lease obligations,
    excluding current portion . . . . . .                      8,789        4,917      6,979      14,686
  Common stock subject to put . . . . . .                                                          1,920
  Total stockholders' equity (deficit)  .      (34,213)       29,715       26,399     37,774      60,689

----------------------
(1) Earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest (including amortization of debt issuance costs) and the interest component of lease expense. The ratio of earnings to fixed charges and preferred dividends is calculated by dividing the sum of fixed charges and pretax earnings required to cover preferred dividends into earnings. Earnings for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 were inadequate to cover fixed charges by approximately $81,313,000, $2,591,000, $16,610,000,
     $22,121,000 and $34,544,000, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[OVERVIEW]

    On December 6, 1996, Grant filed for reorganization under chapter 11 of the Bankruptcy Code. Since filing the petition, Grant has continued to operate its business in the ordinary course as debtor-in-possession.

    Since 1994, the Company has concentrated on providing contract land and transition zone data acquisition services internationally. This coincided with a surge in demand for 3D seismic services, particularly within the United States. During the three years ending 1996, the Company's revenues from the United States have increased 51% from $27,791,000 in 1994 to $42,074,000 in 1996. In addition, over this same period, the Company expanded its international operations, specifically in Latin America, with the result that revenues from Latin America increased 265% from $15,643,000 in 1994 to $57,133,000 in 1996. This rapid expansion put a tremendous strain on the Company's capital resources. The need for working capital to fuel this growth and the cash and debt required to purchase new capital equipment resulted in an ongoing liquidity problem.

    In the first quarter of 1994, Grant began development of a proprietary data recording system that became known as Citation. This system was intended to replace an older recording system in use in marshy areas along the Texas and Louisiana Gulf Coast. Management believed that an advantage of the system was its relatively low cost to develop and manufacture when compared to the price of comparable third party equipment. Original estimates ranged from savings of one-third to one-half of a purchased system. The prototype system was planned to cost approximately $2,500,000 to $3,000,000 with deployment in early 1996. However, software design problems and unavailability of hardware resulted in numerous delays and cost overruns. The ultimate cost of the system was approximately $6,000,000 and initial deployment was not achieved until July 1996, several months behind schedule. While the system was able to successfully acquire data, the production performance was well below expectation. Development costs associated with Citation contributed significantly to destabilizing the Company's financial condition during 1996.

    In addition to the Citation development, several operational factors contributed to a sudden and dramatic deterioration of the Company's financial condition in 1996. The most costly factor was losses incurred in Peru. The Company began operations in Peru in 1995 by mobilizing three crews in March, April and May of that year.

Revenue and operating income for 1995 were $13,719,000 and $1,205,000, respectively. Peruvian operations were expanded in 1996 by adding a fourth crew and increasing the equipment complement on another. However, an inability to accurately estimate the crews' production capabilities coupled with costs that were significantly higher than originally estimated, resulted in material and continuing operating losses. During the year ended 1996, Peruvian operations had revenues of $27,490,000 and an operating loss of $19,804,000, including a loss accrual of $2,700,000 related to the shutdown of operations in and withdrawal of equipment and personnel from the country. The Company's United States operations also experienced significant losses, substantially all of which were directly or indirectly related to the slow development and late deployment of the Citation system. Two shallow water transition zone projects in particular incurred operating losses in excess of $6,000,000. These projects were delayed while waiting on the deployment of the Citation and were subsequently conducted utilizing other seismic recording equipment. As a result, the crews experienced adverse weather due to the delays and production was severely hampered. These operations were ultimately suspended in November 1996.

    All of these factors: (1) rapid expansion in the United States and Latin American markets, (2) costly and unsuccessful deployment of a proprietary recording system and (3) poor operational results in 1996, contributed to rapid deterioration of the Company's financial condition. Grant explored various alternatives to improve its capital structure and increase its liquidity. Discussions were conducted with prospective lenders and investors, including certain creditors and stockholders of Grant. However, these discussions were not successful in procuring sufficient capital to adequately fund ongoing operations. By late 1996, it became apparent to Grant that the only feasible recourse was to commence a reorganization under bankruptcy court protection.

     Since filing its voluntary petition on December 6, 1996, Grant has continued to operate in the ordinary course of business as debtor-in-possession. On February 4, 1997, the Court approved a Final Financing Order authorizing Grant to enter into an agreement to obtain secured post-petition financing with Foothill Financial Corporation (the "Lender") under which agreement the Lender continued to advance funds to Grant for its operations. The Lender agreed to make revolving advances not to exceed $12,500,000 through June 30, 1997. The advances are not to exceed a borrowing base equal to a percentage of certain trade accounts receivable and an overadvance amount. The maximum permitted overadvance was $6,000,000 through March 30, 1997. The Final Financing Order was amended by order of the Court on April 9, 1997 to revise the overadvance amount to a constant $7,000,000 and to extend the maturity date to September 30, 1997. The Final Financing Order also includes an internal cash management and reporting system containing certain requirements that Grant operate within an approved budget and restrictions in the movement of cash from the Company's domestic operations to most foreign locations. This latter restriction has not adversely affected foreign operations.

    Grant plans to file a plan of reorganization as soon as practicable. The objective of the plan will be to achieve the highest possible recovery for all parties at interest, consistent with its resources available for immediate distribution and with anticipated cash flows. The plan will be structured around the investor or buyer, if any, who best provides this objective.

    The Company's indebtedness at December 31, 1996, totaled $104,336,000 and included $90,244,000 of pre-petition liabilities subject to Grant's bankruptcy proceeding. Grant's stockholders' deficit at that date totaled $34,213,000. The ultimate recovery, if any, by Grant's various parties at interest will depend on the resolution of the bankruptcy proceeding and the terms of a plan of reorganization. Although no plan of reorganization has yet been filed, the significant stockholders' deficit of Grant makes it unlikely that unsecured creditors will realize full recovery of their claims or that shareholders will realize any significant recovery.

    Since the Petition Date, Grant has conducted discussions with several parties who have indicated possible interest in funding a plan of reorganization. On March 14, 1997, Grant announced that it had entered into a term sheet ("Term Sheet") with Elliott to fund and jointly sponsor a plan of reorganization. The Term Sheet calls for Elliott to invest up to $30,000,000 in new equity capital in Grant and to provide $2,000,000 in expanded credit facilities for the growth of the Company's international operations. In addition, pending confirmation of the reorganization plan, Elliott has purchased a $2,500,000 participation in Grant's current post-petition loan facility with the Lender. The Term Sheet is subject to a number of material conditions, including but not limited to, execution of a mutually agreeable definitive agreement and the Court's approval of certain break-up fees and bidding procedures. The Court approved the break-up fee and bidding procedures on April 9, 1997. Pursuant to the Term Sheet, Grant and Elliott will file a jointly proposed reorganization plan providing for specific recoveries to Grant's secured and unsecured creditors. Secured creditors will be paid in full in a combination of cash and/or new promissory notes. Unsecured creditors would be able to select from a menu of recovery options that include cash and stock, promissory notes or credits exchangeable for Grant services performed after consummation of the plan. In addition, the plan is expected to provide for a $33,000,000 rights offering, $30,000,000 of which will be guaranteed by Elliott. Under the rights offering, Grant's unsecured creditors and its preferred and common shareholders will be granted the right to purchase shares of Grant's new common stock at the same price per share as Elliott's investment. The plan is expected to also provide an option for Grant's employees to participate in the rights offering subject to any required Securities and Exchange Commission approvals. The shares will be offered to employees on the same basis as those offered to creditors, shareholders and Elliott. If the plan is consummated, Elliott will own a minimum of 51% of Grant's common stock. Consummation of the plan contained in the Term Sheet is subject to a number of conditions including the vote of Grant's creditors and shareholders.

    The Term Sheet, as modified by the Court's order on April 9, 1997, also provides that the Elliott proposal is subject to any higher and better offer which may be received by Grant. Grant has retained Simmons & Company International as its investment banker to assist it in soliciting other offers. Other offers are due no later than the date set by the Court for the filing of objections to the disclosure statement that Grant expects to file in connection with the Elliott proposal. Grant will evaluate all valid offers, and will select the proposal which, in its judgment, produces the highest and best recovery to all parties in interest. Any valid offer must provide for the immediate purchase of Elliott's participation in Grant's post-petition loan facility.

RESULTS OF OPERATIONS

    Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

    The Company's revenues for the year ended December 31, 1996 increased $13,527,000 or 15% from $91,996,000 for year ended December 31, 1995 to
$105,523,000 in the most recent year. This was the result of significant growth in the Company's international operations in Latin America and Bangladesh, which was offset partially by a reduction in revenues earned in the United States and Nigeria.

    Revenues from United States data acquisition operations decreased 12% (5,775,000) to $42,074,000. This reduction was the result of several factors experienced during the fourth quarter of 1996. The filing of the chapter 11 petition on December 6, 1996 and the severe shortage of operating funds experienced for several weeks prior to the filing caused major disruptions on many domestic crews and resulted in lower revenues for the quarter. In addition, the Company's Citation data acquisition recording system, which operated for two months in the third quarter, experienced lower than anticipated production performance. And finally, a shallow water transition zone crew, operating along the coast of Louisiana, was hampered by severe weather and frequent leased equipment failures. These factors, coupled with the Company's inability to continue to adequately fund the crew, resulted in a suspension of operations in November 1996.

    Revenues from international operations increased 44% ($19,302,000) to $63,449,000. These increases were primarily the result of a significant increase in seismic operations in Latin America and to a lesser extent the Far East, that were partially offset by a reduction in revenues from Nigeria.

    Latin America revenue during 1996 increased 124% ($31,601,000) to $57,133,000. During this period, the Company operated one crew in Bolivia, Brazil and Ecuador, two crews in Colombia and four crews in Peru. In the prior year crew activity consisted of one crew during the fourth quarter in Bolivia, one in Brazil, one to two crews in Colombia and three crews in Peru. The most significant increases occurred in Colombia and Peru, where revenue increased 181% ($8,187,000) to $12,722,000 and 100% ($13,771,000) to $27,490,000,
respectively. Due to the significant operating losses incurred in Peru during 1996, each of the four crews previously operating there have been discontinued and the seismic equipment moved to other Company crews.

    Revenue from the Far East also increased during 1996 a total of 49% ($1,791,000) to $5,412,000. Crew activity consisted primarily of one crew in operation for the entire year in Bangladesh. This compares to 1995 when the Company operated one crew in Indonesia and mobilized the Bangladesh crew in the fourth quarter. The Company is continuing to operate the Bangladesh crew and is currently mobilizing a second crew, a shallow water transition zone crew, with operations scheduled to commence in May, 1997. The Company is also exploring other opportunities in Indonesia and other surrounding countries.

    Revenues from Nigeria decreased 94% ($13,304,000) to $904,000. The Company had operated three crews during most of 1995 but completed two of these contracts in the fourth quarter of 1995 and the other in the first quarter of 1996. Although the Company participated in the bid for new contracts, all three crews remained idle during 1996. Due to the risks involved in operating in Nigeria, the anticipated high cost of mobilizing a new crew and the limited resources available to Grant at the current time, a decision to sell the Nigerian operations was made in December 1996. The sale was approved by the Bankruptcy court on March 24, 1997 and is expected to be consummated by April 30, 1997.

    The Company had no revenues from the Middle East during 1996. Middle East revenues in 1995 were the result of various rental contracts for equipment and personnel that expired in July 1995.

    Direct operating expense as a percentage of revenue increased to 129% from 75%. This increase was due to higher than anticipated operating costs, accelerated amortization of prepaid and deferred costs associated with certain ongoing operations and the writedown of other Company's assets as a result of a comprehensive review of the Company's operations. The most significant cost increases were in United States, Peru and Nigeria. In the US, on a transition zone crew, adverse weather conditions and the repeated breakdown of a leased recording system combined for an increase in operating costs of approximately $7,700,000. Also affecting the US was the slow development and late deployment of Citation. As described above, the system was originally planned to be completed and operational by early 1996 but was delayed until the summer of 1996. As a result, several contracts that were priced and bid with the system were performed with other, less well-suited equipment. The result was significantly higher operating costs of approximately $3,000,000. When the system was finally deployed in July 1996, the production performance was well below anticipated levels causing additional operating costs of approximately $1,400,000. The late deployment and poor performance of the system was the cause of a general equipment shortage during most of 1996. The shuffling of equipment between crews resulted in inefficiencies that caused higher than anticipated operating costs. In Peru, actual operating costs exceeded planned costs by approximately $22,956,000. The primary cause of the increased Peruvian operating costs was a combination of modified job parameters which were not adequately compensated in the contract price and a general lack of effective crew oversight. In Nigeria, certain operating costs continued despite no crew activity during most of the year. These operating costs exceeded expectations by $2,732,000 and were primarily related to idle assets and standby costs incurred while pursuing new contracts.

    Other operating expenses, which consist of general and administrative expenses at corporate headquarters and in foreign locations, increased as a percentage of revenues to 17% from 9%. This increase is attributable almost entirely to allowances and charges incurred at the corporate headquarters that resulted in an increase in corporate overhead of approximately $6,806,000.
This includes an increase in the reserve for doubtful trade accounts of approximately $5,511,000 compared to no increase in the reserve for 1995.
Other one time or unusual items include severance costs of $423,000, write off of Citation startup support costs of $824,000 and legal fees and settlements of $367,000.

    At December 31, 1996, the Company recorded a special charge for asset impairment of $5,802,000. Management considered this special charge to be necessary following an assessment of events and changes in circumstances that clearly indicated that the carrying amount of certain assets was not recoverable. This charge relates solely to the writedown of the carrying value of the Citation system as previously discussed.

    Depreciation and amortization expense increased 22% to $11,500,000. This is due to an increased level of depreciable assets. Additions to fixed assets during 1995 and 1996 were approximately $14,931,000 and $26,038,000, respectively.

    Interest expense increased 108% to $7,558,000. The increase was the result of approximately $1,141,000 of interest paid to finance additional equipment purchases, a $921,000 increase resulting from higher levels of domestic working capital borrowings, new financing evidenced by subordinated convertible debentures caused $589,000 of the increase and $950,000 was due to an increase in the use of foreign lines of credit.

    Other income/(deductions) for 1996 consisted primarily of a $251,000 loss on foreign exchange and a $198,000 loss on the sale of the Venezuelan and Nigerian subsidiaries.

    The income tax provision in both periods consist of taxes owed to foreign countries based on local tax laws. No provision for US Federal income taxes was made in either period as Grant has net operating losses available for carryforward.

    Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

    The Company's consolidated revenues increased 25% ($18,305,000) to $91,996,000. The revenue growth during 1995 is due to an increase in demand for Grant's United States seismic services. This increase, however, was offset slightly by a decrease in revenue from the Company's international operations.

    Revenues from the United States data acquisition operations increased 72% ($20,058,000) to $47,849,000. This growth was fueled by strong demand for Grant's 3D seismic data acquisition services primarily within the Gulf Coast Region of the United States. In addition, larger and more complex projects performed during 1995 contributed to the revenue increase. This is evidenced by the increase in crew months from 46 to 62 and an increase in average monthly revenue billed of approximately $604,000 to $771,000.

    Revenues from international operations decreased 4% to $44,147,000 due to the shutdown of Middle East operations in August 1994 and reduced activity in the Far East and Nigeria during 1995. These decreases were offset by a significant increase in Latin American operations during the 1995 fiscal year. Middle East operations in 1994 consisted of one shallow water crew in Abu Dhabi which was demobilized in August of that year. No revenues from seismic services were generated in the Middle East during 1995. Middle East revenues for 1995 resulted only from equipment rental contracts with local seismic contractors. A decision to close the Abu Dhabi office was made in December
1994 and completed by mid-August 1995.

    Revenues in the Far East were down 40% in 1995 to $3,621,000 due primarily to the decrease in demand for the Company's services in the region and the size of awarded contracts. The Company operated two crews throughout the majority of 1994 with one crew operating on a sizable contract. During 1995, the Company again operated two crews; however, the contracted jobs were of a shorter duration and were not of the same value. Bangladesh operations were temporarily suspended due to political unrest in that country. Operations were resumed shortly thereafter, without any significant impact.

    Nigerian revenues decreased 8% ($1,292,000) to $14,208,000 for fiscal year 1995. At October 31, 1995, two of the Company's crews had completed all contractual backlog. The Company continued to operate one crew in the Niger Delta; however, this crew completed its contractual backlog in February 1996 and was demobilized.

    Revenues from Latin America increased 63% to $25,532,000. This increase was primarily the result of mobilizing three seismic crews into Peru during March, April and May of 1995. These crews had operated in Bolivia and Colombia in 1994 but were moved into Peru during the first and second quarter of 1995 to accommodate market demand.

    Direct operating expenses as a percentage of revenue increased to 75% from 72%. The increase is a result of higher direct operating expenses in Nigeria. Operating efficiencies achieved during 1994 were not repeated during 1995 due to lack of available funds, equipment shortages and difficult terrain. The overall dollar increase was the result of increased seismic activity in the United States and Latin America.

    Other operating expenses, which consist of general and administrative expenses at the corporate headquarters and in the foreign locations, decreased as a percentage of revenues to 9% from 11%. However, the total of Other Operating Expense increased by 9% to $8,527,000. Charges related to termination of a proposal to reclassify Grant's preferred stock and increased overhead costs in Peru and the United States contributed to this increase.

    Depreciation and amortization expense decreased 22% to $9,424,000. This decrease can be attributed to a lower level of depreciable assets resulting from the special charge for asset impairment recorded in December 1994.

    Interest expense increased 2% to $3,635,000. Demobilization activities for two crews in Nigeria coupled with the lack of necessary, immediate funds contributed to the increased usage of foreign lines of credit in that region during the third and fourth quarter of 1995.

    Other income/(deductions) for 1995 consisted primarily of a $1,247,000 gain on an insurance settlement and a gain on the sale of miscellaneous fixed assets of $212,000. Other income (deductions) for fiscal year 1994 was the result of an approximately $664,000 recovery of a bad debt and a non-recurring royalty income item of $500,000.

    The income tax provision in both periods consisted of taxes owed to foreign countries based on local tax laws. No provision for U.S. Federal income taxes was made in either period as Grant currently has net operating losses available for carryforward.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    For more than a year prior to filing for chapter 11, the Company as a whole, and Grant in particular, experienced chronic liquidity problems. By the second half of 1996 these problems had become severe. During this period, payments were delayed to trade creditors, holders of Grant's secured and unsecured note obligations and to lessors of capital equipment. In addition, dividends on Grant's preferred stock had been omitted since December, 1992. Further, a lack of funding created delays in the startup of certain operations and seriously affected the efficiency of other ongoing projects. Exacerbating the crisis during the second half of 1996 were significant and continuing cash flow losses on certain crews operating in Peru and in the United States coupled with the continuation of investment in the Citation system.

    In an effort to resolve the liquidity crisis, Grant sought to obtain loans and/or equity contributions from a number of sources. In connection with its attempt to improve its liquidity and financial condition, Grant entered into arrangements with a variety of lenders and investors pursuant to which loans totaling approximately $11,000,000 (of which, about $6,000,000 was unsecured debt) were advanced and an additional $1,573,000 of preferred stock was sold. However, this financing was not sufficient to offset the Company's continuing need for liquidity and additional required financing was not available. As a result, Grant was left with no alternative except to file the chapter 11 proceeding in December 1996.

    Immediately prior to and following the chapter 11 filing, the Company took a number of steps to substantially reduce its cash outflows. The most significant of these were the renegotiation of certain contracts in Peru and the subsequent withdrawal of all equipment and personnel from that country, the cessation of certain transition zone operations in the United States and a suspension of all work on the Citation system.

    Since filing for chapter 11, the Company's primary sources of liquidity are its cash, cash flow from operations, advances from customers, available lines of credit in a certain foreign location and Grant's postpetition working capital line of credit.

    At December 31, 1996, the Company had cash of $6,772,000, substantially all of which was held by the Company's foreign operations and represented contract prepayments by customers. This cash balance has been used during the period following the chapter 11 filing in support of the specific operations for which the prepayments had been received. In addition, at December 31, 1996, Grant's Brazilian subsidiary had unused lines of credit aggregating approximately $150,000 which remain available for use in supporting operations in that location. On the Petition Date, Grant and the Lender entered into a Court approved interim financing order which provided for the Lender to continue to make certain working capital advances to Grant for its United States and certain foreign operations. On February 4, 1997, this interim financing order became final and such final order was thereafter amended on April 9, 1997. Under the amended financing order, the Lender has made available the loans as discussed earlier in this Management's Discussion. As of April 14, 1997, Grant had borrowed $11,500,000 under the amended financing and there was $1,000,000 available for borrowing.

    For the three year period ended December 31, 1996, the Company's capital expenditures totaled approximately $51,000,000, including $26,000,000 for the most recent year. The Company believes that its capital spending requirements will be approximately $3,000,000 in 1997 and that such amount will be adequate to support its operations.

    Grant believes that its available liquidity is sufficient to support its operations and capital spending for the near term. However, the Company's liquidity remains and is expected to remain very restricted for the foreseeable future. Any material reduction in demand for the Company's services or any significant operating losses would adversely affect Grant's ability to complete any proposed plan of reorganization and would likely jeopardize the Company's ability to continue to fund ongoing operations.

OTHER

Foreign Exchange Gains and Losses

    The Company attempts to structure the majority of its international contracts to be billed and paid at a certain U.S. Dollar rate. Additionally, the Company periodically enters into local currency debt of a foreign subsidiary to pay expenses incurred locally. Foreign currency transaction gains and losses resulting from these arrangements are included in Other income/(deductions). Presently, the Company does not use derivatives or forward foreign exchange hedging contracts.

    The Company conducts a substantial portion of its business in currencies other than the U.S. dollar, particularly various Latin American currencies, and its operations are subject to fluctuations in foreign currency exchange rates. The Company's international contracts typically require payment in both U.S. dollars and local currencies. The payments in local currencies are typically indexed to inflationary tables and are used for local expenses. The Company's operating results were negatively impacted by foreign exchange losses of approximately $251,000 during 1996. Foreign exchange gains positively impacted operating results for 1995 and 1994 by approximately $102,000 and $121,000, respectively.

[Recent Accounting Pronouncements]

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The requirements of this statement will be effective for fiscal years beginning after December 15, 1997. Management does not believe that the implementation of SFAS 128 will have a material effect on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the consolidated financial statements, the report thereon, the notes thereto and financial statement schedule commencing on page F-1 of this Form 10-K, which consolidated financial statements, report, notes and schedule are incorporated herein by reference.


 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   DIRECTORS

     The names of the directors and certain information with respect to each are set forth below. The term of office of each person elected as a director will continue until Grant's next Annual Meeting of Stockholders or until his successor has been elected and qualified.

                                                                                                   DIRECTOR
  NAME OF DIRECTOR         AGE                   PRINCIPAL OCCUPATION                                SINCE
  ----------------         ---                   --------------------                             ---------
J. Kelly Elliott  . . . .   66       Mr. Elliott was re-elected Chairman of the Board                1996
                                     on November 20,1996.  He previously served as
                                     Chairman of the Board of Grant from June 1993
                                     through November, 1995.  Mr. Elliott has served
                                     as Chairman, President, and Chief Executive
                                     Officer of Sigma Electronics, Inc. from 1989 to
                                     present.  Currently he serves as a member of the
                                     Boards of Directors of Tescorp, Inc., Oil States
                                     Industries, Incorporated and XL Systems Inc.
                                     He is also Chairman, President and CEO of
                                     Omnicomp Graphics Corporation, Chairman of
                                     Seaboard-Arval Corporation and Consultant to
                                     the Board of Directors of Weatherford Interra.

Harvey D. Attra . . . . .   66       Served as Acting Chairman of the Board from                     1993
                                     November 4, 1996 through November 20, 1996.
                                     Special Advisor to the United States Department of
                                     Energy from 1990 through 1995.  Mr. Attra served
                                     as President/General Manager of Esso Egypt and
                                     Esso Suez, Inc. from 1985 until 1989.

Orville D. Gaither, Sr. .   69       Chairman of the Board and Chief Executive Officer               1993
                                     of Gaither Petroleum Corporation since 1991.  Mr.
                                     Gaither served as President of the Africa/Middle
                                     East Region of Amoco Production Company from
                                     1979 until 1991.  Mr. Gaither serves as a member
                                     of the Board of Directors of Energy Services Company,
                                     International.

Donald G. Russell . . . .   65       Mr. Russell rejoined Grant's Board of Directors in              1997
                                     February 1997.  He previously served on the Company's
                                     Board from July 1993 through November 1995.  He
                                     serves as Chairman of the Board and Chief Executive
                                     Officer of Sonat Exploration Company since 1988.

                                                                                                  DIRECTOR
  NAME OF DIRECTOR         AGE                   PRINCIPAL OCCUPATION                               SINCE
  ----------------         ---                   --------------------                             ---------
J. Michael Adcock(1)  . .   48       General Counsel, Ameribank Corporation.  Mr. Adcock             1994
                                     served in management positions with Hadson Corporation
                                     from 1983 to 1993, including, Chief Executive Officer,
                                     President and Chief Operating Officer and General
                                     Counsel.  He currently serves as a member of the
                                     Board of Directors of United Oklahoma Bankshares,
                                     Inc.  In October 1992, Hadson Corporation filed a
                                     Chapter 11 bankruptcy petition and plan of reorgani-
                                     zation in the Western District Court of Oklahoma.  The
                                     bankruptcy court confirmed the plan in November 1992
                                     and the plan was consummated in December 1992.

Douglas K. Stewart(1) . .   45       President of Stewart & Smith, Inc. for the last nine years.     1994
                                     Prior to founding Stewart & Smith, Mr. Stewart worked
                                     at First Boston Corporation and the Securities and
                                     Exchange Commission.

____________________
(1) Elected pursuant to the terms of Grant's $2.4375 Convertible Exchangeable Preferred Stock (the "$2.4375 Preferred Stock"). In the event that the dividends on the $2.4375 Preferred Stock are in arrears in an amount equal to at least six quarterly dividends, the holders of the $2.4375 Preferred Stock are entitled to elect two additional directors to Grant's Board of Directors.


                   BOARD OF DIRECTORS MEETINGS AND COMMITTEES

     The Board of Directors of Grant held a total of twenty-five meetings during the fiscal year ended December 31, 1996. All of Directors attended at least 75% of all Board meetings during 1996. Gordon W. Ringoen and William C. Macdonald resigned during 1996. Mr. George W. Tilley's service on the Board of Directors terminated on November 4, 1996.

     Through August 8, 1996, the Audit Committee of the Board of Directors consisted of Messrs. Attra, Adcock and Macdonald. Effective August 1996, the Audit Committee consisted of Messrs. Attra, Adcock and Gaither. Mr. Macdonald resigned from the Audit Committee effective August 1996. The Audit Committee considers engagement of Grant's independent auditors, and is primarily responsible for approving the services performed by the independent auditors and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls. During the fiscal year 1996, the Audit Committee met five times. All members of the Committee attended at least 75% of the Committee's meetings.

     Through August 8, 1996, the Compensation Committee of the Board of Directors consisted of Messrs. Attra, Adcock and Macdonald. Effective August 1996, the Compensation Committee consists of Messrs. Gaither, Attra and Adcock. The Compensation Committee reviews and approves the executive compensation policy and makes recommendations concerning the employee benefit policies. The Compensation Committee, with all Committee members present, met four times during the fiscal year 1996.

     The Board of Directors has no Nominating Committee nor a committee performing the functions of a Nominating Committee.

                               EXECUTIVE OFFICERS


     The names of the current and former executive officers of Grant and certain information with respect to each are set forth below. All Executive Officers are elected annually by the Board of Directors to serve at the discretion of the Board of Directors or until their successors shall have been qualified or until their resignation or removal. None of the current executive officers of Grant, other than J. Kelly Elliott, was employed by Grant at December 31, 1996. As such, this Form 10-K includes a section on Former Executive Officers. The Executive Officer Compensation section which contains information as of December 31, 1996 with respect to the Executive Officers of Grant, contains information on Former Executive Officers. The Board of Directors does not presently anticipate any material changes in the manner in which Grant compensates its executive officers. The current executive officers of Grant are:


                           CURRENT EXECUTIVE OFFICERS

            NAME                      AGE                POSITION AND BACKGROUND INFORMATION
            ----                      ---                -----------------------------------
     J. Kelly Elliott(1)  . . . .     66         Chairman of the Board and Chief Executive Officer.

     Larry E. Lenig, Jr.  . . . .     48         President and Chief Operating Officer.  Mr. Lenig was
                                                 appointed President and Chief Operating Officer in
                                                 January 1997.  Mr. Lenig was previously engaged
                                                 in private consulting to a variety of energy and energy
                                                 services companies and financial institutions.  He
                                                 served as President Chief Operating Officer
                                                 of Digicon Inc. from 1989 until 1993.

     Michael P. Keirnan   . . . .     45         Vice President and Chief Financial Officer.  Mr. Keirnan
                                                 was appointed Vice President and Chief Financial Officer
                                                 in February 1997.  He served as Manager of Treasury
                                                 Operations of Gundle/SLT Environmental from March 1996
                                                 until February 1997. Since 1986, Mr. Keirnan has served
                                                 in many senior accounting management positions at Grant,
                                                 including Controller/Treasurer 1993 through March 1996.

     -------------
     (1)  For information regarding Mr. Elliott, see "Directors" above.

                           FORMER EXECUTIVE OFFICERS


     The individuals set forth below served as the executive officers of Grant at various dates during 1996 and terminated their employment with Grant during 1996 as indicated.

            NAME                      AGE                POSITION AND BACKGROUND INFORMATION
            ----                      ---                -----------------------------------
     Thomas B. Portwood, Jr. (1)      72         Mr. Portwood was appointed President and Chief Executive Officer of
                                                 Grant on November 12, 1996.  He currently serves as a business consultant and broker specializing in the international seismic industry.

     Gordon W. Ringoen(2)   . . .     58         Mr. Ringoen was appointed Chairman of the Board of Grant on January 9,
                                                 1996.  He also serves as Chairman of the Board of G. W. Ringoen and
                                                 Co., an Investment Advisor, and Chinook Concert Broadcasting.

     George W. Tilley(3)  . . . .     60         Mr. Tilley was President and Chief Executive Officer of Grant from 1993 until November 4, 1996.  He was appointed to Grant's Board of Directors in October 1994 and served as interim Chairman of the Board from August
                                                 8, 1996 through November 4, 1996.  Mr. Tilley served as President and
                                                 Chief Executive Officer of Halliburton Geophysical Services from 1990 until 1992 and Vice President of Halliburton Geophysical Services from
                                                 1988 until 1990.

     William B. Cleveland(4)  . .     40         Chief Financial Officer, Vice President of Finance, Secretary and
                                                 Treasurer.  Mr. Cleveland served in various positions with Halliburton
                                                 Geophysical Services from 1976 through 1993, the most recent being
                                                 Manager of International Manufacturing Accounting and Special Projects
                                                 for Halliburton Energy Services.

     ------------------
     (1)  Mr. Portwood resigned from Grant effective December 4, 1996.
     (2)  Mr. Ringoen resigned from Grant effective August 8, 1996.
     (3) Mr. Tilley's service as President and Chief Executive Officer terminated on November 4, 1996.
     (4)  Mr. Cleveland resigned from Grant effective December 31, 1996.


               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Directors and Executive Officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, Executive Officers and greater than 10% beneficial owners are required by SEC regulation to furnish Grant with copies of all Section 16(a) Forms 3, 4 and 5 they file. Based solely upon a review of such Forms 3, 4 and 5 and any amendments thereto furnished to Grant, and written representations from certain reporting persons that no Forms 5 were required, Grant believes that all such applicable filing requirements were complied with by each of the Executive Officers, Directors and greater than 10% shareholders, except for one report relating to an initial Form 3 filing by Mr. Elliott which has now been filed. Mr. Elliott does not own any securities of Grant.

ITEM 11.  EXECUTIVE OFFICER COMPENSATION



                          SUMMARY  COMPENSATION  TABLE

                                                                                         Long-Term
                                             Annual Compensation                        Compensation
                                -----------------------------------------------   ---------------------------
       Name and                                                    Other Annual     Awards      All Other
       Principal                                                   Compensation   Options/SARs  Compensation
        Position                 Year    Salary ($)    Bonus ($)        ($)           (#)           ($)
         (a)                     (b)         (c)          (d)          (e)(5)      (g)(6)          (I)(7)
  -----------------             -----  ------------    ---------   ------------   -----------    ------------
   J. Kelly Elliott(1)  . .      1996     60,000                                                     2,700
   Chairman of the Board and     1995     60,000       45,000                         50,000         1,800
   Chief Executive Officer       1994     60,000       45,000                         25,000         1,800

   Thomas B. Portwood, Jr.(2)    1996     10,000
   President and
   Chief Executive Officer

   George W. Tilley(3)  . .      1996    175,008                                     225,000         6,568
   Chief Executive Officer       1995    164,588      100,000                         50,000         4,743
                                 1994    150,000       60,000                         25,000         2,164

   William B. Cleveland(4)       1996    106,973                                     125,000         1,800
   Chief Financial Officer       1995     92,650       35,000                         10,000         2,772

___________________________
(1) Mr. Elliott was elected Chairman of the Board in June 1993 until November 1995 and was elected Chairman of the Board Executive Officer December 4, 1996.
(2) Mr. Portwood served as Chief Executive Officer from November 12, 1996 through December 4, 1996. Compensation for his services are included in the Pre-petition liabilities subject to chapter 11 case.
(3) Mr. Tilley's services as President and Chief Executive Officer terminated on November 4, 1996.
(4) Mr. Cleveland resigned as Chief Financial Officer on December 31, 1996.
(5) No named Executive Officer received perquisites or other personal benefits in any of the Company's three most recent years for which the aggregate amount exceeded the lesser of either $50,000 or 10% of his total annual salary and bonus for such year.
(6) All unexercised stock options previously awarded to Messrs. Tilley and Cleveland have been canceled.
(7) Amounts reflect matching contributions to Grant's Savings plan.





                   OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

                                    Individual Grants
                               ---------------------------
                                                                                        Potential Realizable Value at
                                           % of Total                                       Assumed Annual Rates
                                          Options/SARs                                   of Stock Price Appreciation
                                           Granted to   Exercise or                          For Option Term (1)
                          Options/SARs    Employees in  Base Price                      -----------------------------
     NAME                  Granted (#)     Fiscal Year     ($/SH)      Expiration Date       5%($)          10% ($)
     (a)                      (b)             (c)           (d)              (e)              (f)             (g)
   -------                -----------     -----------   -----------    ---------------      --------        -------
 George W. Tilley(1)        100,000           25%          2.69           1/9/2006              0               0
                            125,000           32%          2.22          8/15/2006              0               0

 William B. Cleveland(1)     50,000           13%          2.69           1/9/2006              0               0
                             75,000           19%          2.22          8/15/2006              0               0

 (1) All unexercised stock options previously awarded to Messrs. Tilley and Cleveland have been canceled.

BOARD OF DIRECTORS COMPENSATION

     Effective January 1, 1994, employee and non-employee Directors of Grant, including the Chairman of the Board, began participating in Grant's Amended 1989 Long-Term Incentive Plan which allows issuance of restricted stock of Grant in lieu of part or all of the Directors' fees. The shares of restricted stock will be automatically issued on the first day of each calendar quarter following a calendar quarter of service. The fair market value of the restricted stock will be the closing price of the Common Stock on the last trading day of the preceding calendar quarter. During 1996, Directors of Grant were granted 40,055 shares, with a then current market value of $127,000, of restricted stock of Grant. Effective January 1, 1997, the compensation for non-employee directors was changed to $1,000 per month. Employee directors are not separately compensated for service on the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consisted of Messrs. Attra, Adcock and Macdonald. Effective August 1996, after the resignation of Mr. Macdonald, Mr. Gaither joined the Compensation Committee. The Committee serves the role of setting the executive compensation philosophy and establishing compensation levels for executive officers.

     Grant had no interlocking relationships during 1996 with respect to its Compensation Committee, the members of its Board of Directors or its Executive Officers.

EMPLOYMENT CONTRACTS

     In January 1997, Grant entered into a one-year agreement with Larry E. Lenig, Jr. to serve as President and Chief Operating Officer, which provides for a minimum base salary of $120,000, incentive compensation equal to $5,000 monthly until Grant's plan of reorganization is confirmed by the Court, and, upon confirmation of a plan of reorganization, an additional one-time compensation, not to exceed $300,000, based on the "Transaction Value," as defined in the employment agreement.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Overall Compensation Philosophy and Objectives

     The primary objective of Grant's executive compensation program is to attract and retain outstanding executive talent, while concurrently motivating these individuals to maximize stockholder value. Grant strives to accomplish this goal by basing total compensation philosophy on the following fundamental directives:

     # Hire, retain, develop, and reward highly talented and performance-oriented executives;

     # Emphasize pay for performance by placing a significant portion of executive compensation "at risk".

     # Encourage employee stock ownership to further align the long-term interests of the executives with the long-term interests of the stockholders; and

     # Integrate short- and long-term operating, financial, and strategic objectives by establishing compensation plans which reward executives for maintaining an appropriate balance.

     The next section describes Grant's programs by element of compensation and discusses how each component relates to Grant's overall compensation philosophy. All plans mentioned pertain to the executive officer group.

     In reviewing this information, reference is often made to the use of competitive market data as a criteria for establishing targeted compensation levels. It should be noted that the market data are based on general industry norms (i.e., market median) for companies our size. Grant did not consider market data for the peer comparison shown in the performance graph since talent is recruited from a broader market.

    Base Salary

       The objective of Grant's base salary program is to provide base pay to executives which approximates competitive market levels. Periodic reviews of our executive pay levels are made to assure consistency with the external market.

     In determining appropriate salary levels by individual position, Grant looks not only at external pay practices, but also at individual performance, level of corporate responsibility, and job experience. Accordingly, base salary levels by individual incumbent may vary from the indicated market levels once adjusted for these additional factors.

     The base salary program serves as an effective tool to attract and retain top quality senior management. By considering factors such as individual performance in determining annual increases, the base salary program also serves to motivate executives toward exemplary performance standards.

     Annual Incentives

     Annual Incentive (bonus) opportunities are made available to the executive officer group and as rewards for noteworthy performance at corporate, business unit, and individual levels. Grant's 1996 Management Incentive Plan (the "Management Incentive Plan") was focused on accomplishing short-term to intermediate-term financial and operating goals. The Management Incentive Plan was also designed to emphasize a philosophy of delivering compensation for exceptional levels of performance.

     In order to gauge performance, the Compensation Committee must establish and approve the criterion and specific financial targets to be used in the Management Incentive Plan each year. In 1996, the Management Incentive Plan incorporated both earnings per share and cash flow relative to budget as the measures for setting incentive objectives at the corporate level. Net income applicable to Common Stock is used to gauge performance at the business unit level. Individual performance was also assessed using discretionary measures to evaluate each participant's contribution to the overall success of the Company.

     Target award opportunities varied by individual position and were expressed as a percent of base salary. The amount a particular executive could earn was directly dependent on the individual's position, responsibility, and ability to impact the Company's financial success. In order for any individual to be eligible for award opportunities under the Management Incentive Plan, the Company was required to achieve a threshold (minimum) cash flow performance level which, if attained, served as a "trigger" to activate the plan. In 1996, the Company did not reach this required level of performance and, hence, no bonuses were awarded under the Management Incentive Plan.

     Long-Term Incentives

     Grant maintains the Amended 1989 Long-Term Incentive Plan (the "Incentive Plan") which is designed to focus executive efforts on long-term goals and to maximize total return to stockholders. Long-term incentive vehicles include stock options, stock appreciation rights and restricted stock.

         Stock options. Stock options align the interests of employees and stockholders by providing value to the executive through stock price appreciation only. To foster a long-term perspective, options granted under the Incentive Plan are not fully exercisable until four years from the date of grant, and awards cannot be made at an option price less than fair market value on the date of grant. All options have a ten year term before expiration.

         Stock option awards are made on a periodic basis at the discretion of the Compensation Committee. Stock option grant sizes, as well as appropriate overall levels of shares reserved for such plans, are established by regularly examining competitive market practices. The exact number of shares actually granted to a particular participant is also based on the Grant's financial success, its future business plans, and the individual's position and level of responsibility.

         During 1996, the Compensation Committee granted stock options to the following executive officers: Messrs. Tilley and Cleveland were awarded options to acquire 225,000 and 125,000 shares of common stock, respectively. These and all other unexercised stock options awarded to Messrs. Tilley and Cleveland have been canceled.

         Under the provisions of the Incentive Plan, the Compensation Committee maintains the ability to grant stock appreciation rights ("SARs"). SARs are similar to stock options in the sense that they provide value to the executive equivalent to the amount the stock price appreciates from the date of grant. Recent changes in federal regulations regarding insider trading and new rules allowing for broker-financed cashless option exercises have significantly reduced the usage of SARs. The Company made no SAR grants in 1996.

         Restricted stock. Restricted stock awards support the overall compensation philosophy by delivering increased pay for enhanced performance, aligning management interests with stockholder interests through ownership of stock, and encouraging retention of quality executives during the restriction period. Restricted stock represents common stock of Grant subject to restrictions on transfer of ownership. Under the Incentive Plan, restricted stock may be granted periodically as determined by the Compensation Committee. No restricted stock awards were made to employees in 1995; however, restricted stock awards were made to Grant's employee and non-employee Directors, including the Chairman of the Board, in lieu of the Directors' fees.

         Benefits and Perquisites

         In addition to base salary, annual incentives and long-term incentives, Grant provides executive benefits and perquisites to key members of senior management. These include principally monthly automobile allowances and club memberships. These elements of pay are not intended to be tied to performance, rather, they serve as part of a competitive total compensation plan.

            1996 Chief Executive Officer ("CEO") Pay. As previously described, several factors are considered in developing an executive compensation package. For the CEO, these factors include competitive pay practices, performance level, experience, achievement of strategic goals, and financial success of the Company. Specific actions taken by the Compensation Committee regarding the CEO's compensation are summarized below.

        o Base Salary. Mr. Tilley's base salary for the fiscal year 1996 was approximately $175,000.

        o Severance Pay. Upon his termination from Grant, on November 4, 1996, Mr. Tilley asserted that certain severance compensation was payable to him. Grant disputes that any severance is payable to Mr. Tilley. No severance has been paid to Mr. Tilley and any such compensation, if ordered by the Court to be paid, would be a pre-petition unsecured liability subject to the chapter 11 case.

        o Annual Incentives. Mr. Tilley did not receive an annual incentive award in 1996.

        o Long-Term Incentives. Mr. Tilley was awarded stock options to acquire 225,000 shares of Common Stock during 1996. Upon his termination from Grant, these and all other unexercised options were canceled. Awards are made periodically at the discretion of the Compensation Committee. Size and frequency of awards is determined by competitive practice, financial success, future business plans and individual level of responsibility as determined subjectively by the Compensation Committee.

       o $1 Million Pay Deductibility Cap. In 1993, the U.S. Treasury Department issued regulations that prevent publicly traded companies from receiving a tax deduction on compensation paid to executive officers in excess of $1 million. At this time, Grant's executive officer compensation levels do not exceed the $1 million pay limit and will most likely not be affected by the regulations in the near future. Nonetheless, the Compensation Committee of the Board of Directors plans to review the final regulations and, if appropriate, take necessary actions in the future to avoid losing any tax deductions related to compensation.

Conclusion

     The preceding report has been compiled and presented over the names of the Compensation Committee of the Board of Directors of Grant.

                         Compensation Committee Members

                                Harvey D. Attra
                               J. Michael Adcock
                            Orville D. Gaither, Sr.




Performance Graph

   PERFORMANCE GRAPH

           The performance graph shown below indicates the shareholder return on $100 invested in Grant's Common Stock from December 1991. The performance of Grant's Common Stock is compared with shareholder returns based on (i) the Standard & Poor's 500 Stock Index and (ii) an industry peer group index(1). All shareholder returns are calculated assuming the reinvestment of dividend payments.

                       COMPARISON OF CUMULATIVE TOTAL RETURN
                      OF COMPANY, PEER GROUP AND BROAD MARKET

------------------------------FISCAL YEAR ENDING--------------------------------
COMPANY                  1991      1992     1993    1994    1995    1996

GRANT GEOPHYSICAL         100      36.49    14.87   25.68   27.03     .97
PEER GROUP                100     109.45   151.06  247.71  528.73  423.49
BROAD MARKET              100     107.64   118.50  120.06  165.18  203.11

-----------------------
(1) The industry peer group, reflected for all years in the performance graph above, consists of the following companies:

      Dawson Geophysical Company
      Veritas DGC, Inc.
      Input/Output, Inc.
      Seitel, Inc.
      Universal Seismic Associates, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of April 11, 1997 by: (i) each person known to Grant to own more than 5% of any class of Grant's voting securities; (ii) each Director and Executive Officers of Grant; and (iii) all Directors and Officers as a group, including persons deemed to share voting and investment power.

                                                       AMOUNT AND
                                                       NATURE OF
     NAME AND ADDRESS                                  BENEFICIAL          PERCENT
   OF BENEFICIAL OWNER                                OWNERSHIP(1)         OF TOTAL
   -------------------                                ---------            --------
J. Michael Adcock(2)  . . . . . . . . . . . . . .       12,494               *
   128 N. Broadway
   Shawnee, Oklahoma 74801

Harvey D. Attra . . . . . . . . . . . . . . . . .       18,487               *
   17 Lords Highway
   Weston, Connecticut 06883

J. Kelly Elliott  . . . . . . . . . . . . . . . .                            *
   Grant Geophysical, Inc.
   16850 Park Row
   Houston, Texas 77084

Orville D. Gaither, Sr. . . . . . . . . . . . . .       32,260               *
   Gaither Petroleum Corporation
   1136 North Kirkwood
   Houston, Texas 77043

Larry E. Lenig, Jr. . . . . . . . . . . . . . . .                            *
   Grant Geophysical, Inc.
   16850 Park Row
   Houston, Texas 77084

Michael P. Keirnan  . . . . . . . . . . . . . . .                            *
   Grant Geophysical, Inc.
   16850 Park Row
   Houston, Texas 77084

Donald G. Russell . . . . . . . . . . . . . . . .                            *
   Sonat Exploration Co.
   4 Greenway Plaza
   Houston, Texas 77046

Douglas K. Stewart  . . . . . . . . . . . . . . .       12,194               *
   c/o Stewart & Smith, Inc.
   1225 23rd St., N.W.
   Ground Floor
   Washington, D.C. 20037

Elliott Associates, L.P.(3) . . . . . . . . . . .    1,141,271               5.0%
   712 Fifth Avenue, 36th Floor
   New York, New York 10019

Liverpool Limited Partners(3) . . . . . . . . . .      772,740               3.5%
   Cedar House
   41 Cedar Avenue
   Hamilton H.M. 12
   Bermuda

U.S. Bancorp (4)  . . . . . . . . . . . . . . . .    1,251,200               5.7%
   111 S.W. Fifth Avenue
   Portland, Oregon 97204

All Directors and Officers as a Group (8 persons)       75,435               *

-------------------------
*Less than one percent.

(1) Unless otherwise indicated, all shares of common stock are held directly with sole voting and investment powers. Amounts indicated do not include shares subject to options that are not exercisable within 60 days after March 25, 1997. There is a significant likelihood that any plan of reorganization will cancellation of Grant's common and preferred stock.

(2) Includes (a) 300 shares of Common stock owned by his wife and (b) 273 shares of Common stock obtainable upon conversion of 100 shares of $2.4375 Preferred stock owned by his wife.

(3) The information shown above was obtained from the Schedule 13D (Amendment No. 11) dated August 30, 1996, as filed by Elliott Associates, L.P. ("Elliott") with the Securities and Exchange Commission (the "Commission"). According to the 13D, Elliott has sole voting and dispositive powers with respect to 1,141,271 shares of Common stock which represents the number of shares of Common stock obtainable upon conversion of 415,564 shares of $2.4375 Preferred stock. Does not include 772,740 shares of Common stock obtainable upon conversion of 282,050 shares of $2.4375 Preferred stock beneficially owned by an affiliate of Elliott, Liverpool Limited Partners ("Liverpool").

(4) The information shown above was obtained from the Schedule 13G dated February 15, 1996, as filed with the Commission by U.S. Bancorp ("Bancorp") and Qualivest Capital Management, Inc. ("Qualivest"). Bancorp is a Parent Holding Company of Qualivest. According to the 13G, Bancorp has the sole voting power with respect to 746,400 shares of Common stock, sole dispositive power with respect to 1,163,200 shares of Common stock and shared power to dispose of 25,000 shares of Common stock. Qualivest is the beneficial owner of 383,200 shares of Common stock as a result of acting as investment advisor to Qualivest Funds. The Trust Group of Bancorp holds 868,000 shares of Common stock.

CHANGE IN CONTROL

    On March 14, 1997, Grant entered into a term sheet (the "Term Sheet") with Elliott to fund and jointly sponsor a plan of reorganization. The letter of intent calls for Elliott to invest up to $30,000,000 in new equity capital in the Company and to provide $2,000,000 in expanded credit facilities. In addition, pending confirmation of a reorganization plan, Elliott has purchased a participation of $2,500,000 in loans made by Grant's existing working capital lender. The letter of intent is subject to the negotiation and execution of definitive agreements and to the approval by the Bankruptcy Court. A motion to approve the Term Sheet was approved by the Court April 9, 1997. Pursuant to the plan as presently proposed to be filed, secured creditors will be paid in full in a combination of cash and/or new promissory notes. Unsecured creditors would be able to select from a menu of recovery options that include cash and stock, promissory notes or credits exchangeable for the Company's services performed after consummation of the plan. In addition, the plan is expected to provide for a $33,000,000 rights offering, $30,000,000 of which will be guaranteed by Elliott. Under the rights offering, Grant's unsecured creditors and its preferred and common shareholders are expected to be granted the right to purchase shares of Grant's new common stock at the same price per share as Elliott's investment. The plan is expected to provide an option for the Company's employees to participate in the rights offering subject to any required Securities and Exchange Commission approvals. The shares will be offered to employees on the same basis as those offered to creditors, shareholders and Elliott. If the plan is consummated, Elliott will own a minimum of 51% of Grant's common stock. Consummation of the plan contained in the Term Sheet is subject to a number of conditions including the vote of Grant's creditors and shareholders.

    The Term Sheet, as modified by the Court's order on April 9, 1997, also provides that the Elliott proposal is subject to any higher and better offer which may be received by Grant. Grant has retained Simmons & Company International as its investment banker to assist it in soliciting other offers. Other offers are due no later than the date set by the Court for the filing of objections to the disclosure statement that Grant expects to file in connection with the Elliott proposal. Grant will evaluate all valid offers, and will select the proposal which, in its judgment, produces the highest and best recovery to all parties in interest. Any valid offer must provide for the immediate purchase of Elliott's participation in Grant's post-petition loan facility.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 1996, Grant entered into an exclusive agreement with Macdonald & King, Incorporated, a financial services firm, for the purpose of assisting Grant in securing additional sources of financing including equipment financing and short-and long-term financing. Mr. William C. Macdonald, a former director of Grant, is the Chairman of the Board and sole shareholder of Macdonald & King, Incorporated.

    On April 17, 1995, Grant negotiated a $1,000,000 short-term credit facility with Elliott, a holder of more than 5% of Grant's preferred stock. In June 1995, the loan was increased to $1,750,000 and the expiration date was extended to February 20, 1996. The loan was repaid by Grant on the expiration date.

    On March 20, 1996, Grant issued 143,000 shares of the Company's preferred stock to Westgate International, L.P. ("Westgate"), an affiliate of Elliott, for an aggregate purchase price of $1,573,000. Westgate subsequently sold all of its shares of Grant's preferred stock to Liverpool.

    In November 1996, Grant entered into an agreement with Westgate and Elliott under which an aggregate of $3,149,000 was borrowed for working capital purposes. The borrowings are in the form of unsecured promissory notes and are outstanding at December 31, 1996 and are classified in pre-petition liabilities subject to chapter 11 case.

CHANGE IN CONTROL

    On March 14, 1997, Grant entered into a term sheet (the "Term Sheet") with Elliott to fund and jointly sponsor a plan of reorganization. The letter of intent calls for Elliott to invest up to $30,000,000 in new equity capital in the Company and to provide $2,000,000 in expanded credit facilities. In addition, pending confirmation of a reorganization plan, Elliott has purchased a participation of $2,500,000 in loans made by Grant's existing working capital lender. The letter of intent is subject to the negotiation and execution of definitive agreements and to the approval by the Bankruptcy Court. A motion to approve the Term Sheet was approved by the Court April 9, 1997. Pursuant to the plan as presently proposed to be filed, secured creditors will be paid in full in a combination of cash and/or new promissory notes. Unsecured creditors would be able to select from a menu of recovery options that include cash and stock, promissory notes or credits exchangeable for the Company's services performed after consummation of the plan. In addition, the plan is expected to provide for a $33,000,000 rights offering, $30,000,000 of which will be guaranteed by Elliott. Under the rights offering, Grant's unsecured creditors and its preferred and common shareholders are expected to be granted the right to purchase shares of Grant's new common stock at the same price per share as Elliott's investment. The plan is expected to provide an option for the Company's employees to participate in the rights offering subject to any required Securities and Exchange Commission approvals. The shares will be offered to employees on the same basis as those offered to creditors, shareholders and Elliott. If the plan is consummated, Elliott will own a minimum of 51% of Grant's common stock. Consummation of the plan contained in the Term Sheet is subject to a number of conditions including the vote of Grant's creditors and shareholders.

    The Term Sheet, as modified by the Court's order on April 9, 1997, also provides that the Elliott proposal is subject to any higher and better offer which may be received by Grant. Grant has retained Simmons & Company International as its investment banker to assist it in soliciting other offers. Other offers are due no later than the date set by the Court for the filing of objections to the disclosure statement that Grant expects to file in connection with the Elliott proposal. Grant will evaluate all valid offers, and will select the proposal which, in its judgment, produces the highest and best recovery to all parties in interest. Any valid offer must provide for the immediate purchase of Elliott's participation in Grant's post-petition loan facility.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

          (a)(1) AND (2)   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE.

               See "Index to Financial Statements and Financial Statement Schedule" set forth on Page F-1.

          (a)(3)           LIST OF EXHIBITS.

               See page E-1 following the Financial Statements and Financial Statement Schedule for an Index to the Exhibits hereto.

          (b)              REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the quarter ended December 31, 1996.

          (C)              EXHIBITS.

              See page E-1 following the Financial Statements and Financial Statement Schedule for an Index to the Exhibits hereto.

          (D)              FINANCIAL STATEMENT SCHEDULE.

               The Consolidated Financial Statement Schedule is set forth beginning on page S-1.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                               GRANT GEOPHYSICAL, INC.
                                    (Registrant)

                             By: Larry E. Lenig, Jr.
                                ---------------------------------
                                 Larry E. Lenig, Jr.
                              (President, Chief Operating Officer)


    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


         SIGNATURE                                TITLE                                DATE
         ---------                                -----                                ----
    Larry E. Lenig, Jr.                   President,                             April 14, 1997
-------------------------------------     Chief Operating Officer
   (Larry E. Lenig, Jr.)                  (Principal Executive Officer)


    Michael P. Keirnan                    Vice President,                        April 14, 1997
-------------------------------------     Chief Financial Officer
   (Michael P. Keirnan)                   (Principal Financial and
                                          Accounting Officer)


     J. Kelly Elliott                     Chairman of the Board,                 April 14, 1997
-------------------------------------     Chief Executive Officer
    (J. Kelly Elliott)

      Harvey D. Attra                     Director                               April 14, 1997
-------------------------------------
     (Harvey D. Attra)

 Orville D.  Gaither, Sr.                 Director                               April 14, 1997
-------------------------------------
   (Orville D. Gaither)

     Donald G. Russell                    Director                               April 14, 1997
-------------------------------------
    (Donald G. Russell)

     J. Michael Adcock                    Director                               April 14, 1997
-------------------------------------
     (Michael Adcock)

    Douglas K. Stewart                    Director                               April 14, 1997
-------------------------------------
   (Douglas K. Stewart)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                   Page
                                                                                   ----
CONSOLIDATED FINANCIAL STATEMENTS OF GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
Independent Auditors' Report ....................................................  F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995 ....................  F-3
Consolidated Statements of Operations for the Years Ended
 December 31, 1996, 1995, and 1994 ..............................................  F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the Years
 Ended December 31, 1996, 1995, and 1994 ........................................  F-6
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1996, 1995, and 1994 ..............................................  F-8
Notes to Consolidated Financial Statements ......................................  F-10

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED) .................................  F-27

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
Schedule II --  Valuation and Qualifying Accounts ...............................  S-1


All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Grant Geophysical, Inc.:

We have audited the accompanying consolidated balance sheets of Grant Geophysical, Inc. (a debtor-in-possession as of December 31, 1996) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Grant Geophysical, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that Grant Geophysical, Inc. will continue as a going concern which contemplates among other things, the realization of assets and liquidation of liabilities in the ordinary course of business. As discussed in Note 1 to the consolidated financial statements, Grant Geophysical, Inc. (the Petitioning Company) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 6, 1996. The Chapter 11 case of the Petitioning Company is administered by the United States Bankruptcy Court for the District of Delaware. The Petitioning Company is operating the business as debtor-in-possession which requires certain of its actions to be approved by the Court. Continuation of the Petitioning Company as a going concern and realization of its assets and liquidation of its liabilities is dependent upon, among other things, the confirmation of a plan of reorganization (which may, among other things, result in significant adjustments and reclassifications in the amount reflected as assets, liabilities and stockholders' equity (deficit) in the accompanying financial statements) and, the Petitioning Company's ability to generate sufficient cash from operations and obtain financing sources to meet its obligations. These matters raise substantial doubt about the Petitioning Company's ability to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from any plans or other actions arising from this uncertainty and the reorganization proceedings.

Houston, Texas
April 4, 1997
                                                          KPMG PEAT MARWICK LLP

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                               DECEMBER 31,   DECEMBER 31,
                                                                   1996           1995
                                                               ------------   ------------
                      ASSETS

Current assets:
Cash and cash equivalents ..................................   $      6,772   $      1,047
Restricted cash ............................................                           100
Accounts receivable:
 Trade (net of allowance for doubtful accounts of $5,711 and
 $2,344 at December 31, 1996 and 1995, respectively) .......         19,471         37,069
 Other .....................................................            996          1,826
Inventories ................................................            503          1,417
Prepaids ...................................................          1,411          3,347
Mobilization costs .........................................          1,071          6,772
                                                               ------------   ------------
   Total current assets ....................................         30,224         51,578
                                                               ------------   ------------

Property, plant and equipment:
  Land .....................................................            231            231
  Buildings and improvements ...............................          1,397          1,692
  Plant facilities and store fixtures ......................          1,703          2,723
  Machinery and equipment ..................................         90,892         88,573
                                                               ------------   ------------
    Total property, plant and equipment ....................         94,223         93,219
  Less accumulated depreciation ............................         56,555         61,565
                                                               ------------   ------------
    Net property, plant and equipment ......................         37,668         31,654
                                                               ------------   ------------

Deferred costs .............................................                           334
Restricted cash ............................................            321            315
Other assets ...............................................          1,910          3,051
                                                               ------------   ------------
                                                               $     70,123   $     86,932
                                                               ============   ============


                                                        (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                    DECEMBER 31,    DECEMBER 31,
                                                                        1996            1995
                                                                    ------------    ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ..............................................   $      3,975    $     19,241
  Accrued expenses ..............................................          3,051           5,643
  Foreign income taxes payable ..................................            188             231
  Notes payable, current portion of long-term debt and capital
    lease obligations ...........................................            589          18,430
                                                                    ------------    ------------
      Total current liabilities .................................          7,803          43,545
                                                                    ------------    ------------

Pre-petition liabilities subject to chapter 11 case .............         90,244
Long-term debt and capital lease obligations,
  excluding current portion .....................................                          8,789
Unearned revenue ................................................          6,031           4,074
Other liabilities and deferred credits ..........................            258             809
Commitments and contingencies ...................................

Stockholders' equity (deficit):
  $2.4375 Convertible exchangeable preferred stock,
    $.01 par value.  Authorized 2,300,000 shares;
    issued and outstanding 2,300,000 and 2,157,000 shares
    at December 31, 1996 and 1995, respectively (liquidating
    preference $25 per share, aggregating $57,500,000) ..........             23              22
Series A Convertible preferred stock, $.01 par value.
  Authorized 75,000 shares; none outstanding ....................
Junior preferred stock, $100 par value. Authorized
  15,000 shares; issued and outstanding 14,904 shares ...........          1,490           1,490
Serial preferred stock, $100 par value. Authorized
  250,000 shares; none issued ...................................
Common stock, $.002 par value. Authorized 40,000,000
  shares; issued and outstanding 20,641,765 and 12,234,151
  shares at December 31, 1996 and 1995, respectively ............             41              24
Additional paid-in capital ......................................        124,203         112,122
Accumulated deficit .............................................       (159,970)        (83,943)
                                                                    ------------    ------------
    Total stockholders' equity (deficit) ........................        (34,213)         29,715
                                                                    ------------    ------------

                                                                    $     70,123    $     86,932
                                                                    ============    ============


          See accompanying notes to consolidated financial statements.

                   GRANT GEOPHYSICAL , INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       YEAR ENDED DECEMBER 31,
                                              --------------------------------------------
                                                  1996            1995            1994
                                              ------------    ------------    ------------
Revenues ..................................   $    105,523    $     91,996    $     73,691

Expenses:
  Direct operating expenses ...............        136,326          69,046          53,132
  Other operating expenses ................         17,865           8,527           7,810
  Depreciation and amortization ...........         11,500           9,424          12,079
  Special charge for asset impairment .....          5,802                           9,911
                                              ------------    ------------    ------------
    Total costs and expenses ..............        171,493          86,997          82,932
                                              ------------    ------------    ------------

  Operating income/(loss) .................        (65,970)          4,999          (9,241)
                                              ------------    ------------    ------------

Other income (deductions):
  Interest expense ........................         (7,558)         (3,635)         (3,561)
  Reorganization costs ....................           (412)
  Interest income .........................             36             113             177
  Other ...................................           (502)          2,076           1,380
                                              ------------    ------------    ------------
    Total other deductions ................         (8,436)         (1,446)         (2,004)
                                              ------------    ------------    ------------

  Income/(loss) before income taxes .......        (74,406)          3,553         (11,245)

Income tax expense ........................          1,621             391             193
                                              ------------    ------------    ------------

  Net income/(loss) .......................   $    (76,027)   $      3,162    $    (11,438)
                                              ------------    ------------    ------------

  Net loss applicable to common stock .....   $    (82,390)   $     (2,096)   $    (16,696)
                                              ============    ============    ============

INCOME/(LOSS) PER COMMON SHARE--
 ASSUMING NO AND FULL DILUTION:
Net income/(loss) .........................   $      (5.17)   $       0.25    $      (0.92)
Dividend requirement on $2.4375
  preferred stock .........................          (0.43)          (0.42)          (0.42)
                                              ------------    ------------    ------------

Net loss per common share .................   $      (5.60)   $      (0.17)   $      (1.34)
                                              ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary .................................     14,699,824      12,535,352      12,470,704
  Fully Diluted ...........................     14,699,824      12,571,984      12,484,093


     See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)


                                            $2.4375
                                          CONVERTIBLE    SERIES A
                                          EXCHANGEABLE  CONVERTIBLE   JUNIOR            ADDITIONAL                     TOTAL
                                           PREFERRED     PREFERRED   PREFERRED  COMMON    PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                             STOCK         STOCK       STOCK    STOCK     CAPITAL      DEFICIT    EQUITY (DEFICIT)
                                          ------------  -----------  ---------  ------  -----------  -----------  ----------------

Balances at December 31, 1993 ..........  $         22  $            $   1,490  $   24  $   111,905  $  (75,667)  $         37,774
 Net loss ..............................                                                                (11,438)          (11,438)
 Restricted common stock
   issued under the Incentive
   Stock Option Plan ...................                                                         62                             62
 Proceeds from sale of 11,500
   shares under the Incentive
   Stock Option Plan ...................                                                          1                              1
                                          ------------  -----------  ---------  ------  -----------  -----------  ----------------

Balances at December 31, 1994 ..........            22                   1,490      24      111,968      (87,105)           26,399
 Net income ............................                                                                   3,162             3,162
 Restricted common stock
   issued under the Incentive
   Stock Option Plan ...................                                                         86                             86
 Proceeds from sale of 15,000
   shares under the Incentive
   Stock Option Plan ...................                                                         11                             11
 Restricted common stock
   issued under the Employee
   Retirement Savings Plan .............                                                         57                             57
                                          ------------  -----------  ---------  ------  -----------  -----------  ----------------

Balances at December 31, 1995 ..........            22                   1,490      24      112,122     (83,943)            29,715
 Net loss ..............................                                                                (76,027)          (76,027)
 Common stock issued in
  connection with obtaining
  equipment and short- and
  long-term financing ..................                                                        389                            389
 Issuance of 143,000 shares of $2.4375
  Convertible exchangeable preferred
  stock, net of non-cash issuance costs
  of $171,000 ..........................             1                                        1,372                          1,373
 Issuance of 70,000 shares of
  Series A convertible preferred
  stock ................................                          1                           6,999                          7,000
 Conversion of convertible debentures ..                                             7        2,767                          2,774
 Conversion of Series A convertible
  preferred stock ......................                        (1)                  9          (8)
 Proceeds from the exercise of
  200,000 warrants .....................                                             1          150                            151
 Restricted common stock
  issued under the Incentive
  Stock Option Plan ....................                                                        129                            129


                                                        (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)


                                    $2.4375
                                  CONVERTIBLE    SERIES A
                                  EXCHANGEABLE  CONVERTIBLE   JUNIOR            ADDITIONAL                    TOTAL
                                   PREFERRED     PREFERRED   PREFERRED  COMMON   PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                     STOCK         STOCK       STOCK    STOCK    CAPITAL      DEFICIT    EQUITY (DEFICIT)
                                  ------------  -----------  ---------  ------  ----------  -----------  ----------------

 Proceeds from sale of 125,000
  shares under the Incentive
  Stock Option Plan ............                                                       145                            145
 Restricted common stock
  issued under the Employee
  Retirement Savings Plan ......                                                       138                            138
                                  ------------  -----------  ---------  ------  ----------  -----------  ----------------

Balances at December 31, 1996 ..  $         23  $            $   1,490  $   41  $  124,203  $ (159,970)  $        (34,213)
                                  ============  ===========  =========  ======  ==========  ===========  ================


          See accompanying notes to consolidated financial statements.

                  GRANT GEOPHYSICAL,  INC. AND SUBSIDIARIES
                            (DEBTOR IN POSSESSION)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                                         YEAR ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                      1996        1995        1994
                                                                    --------    --------    --------
Cash flows from operating activities:
 Net income/(loss) before dividend requirement ..................   $(76,027)   $  3,162    $(11,438)
 Adjustments to reconcile net income/(loss) to
  net cash provided by (used in) operating activities:
  Special charge for asset impairment ...........................      5,802                   9,911
  Provision for doubtful accounts ...............................      5,511                      14
  Depreciation and amortization expense .........................     11,500       9,424      12,079
  Deferred costs amortization ...................................     29,528      12,550       5,824
  Loss on sale of subsidiaries ..................................        198
  Gain on the sale of fixed assets ..............................        (25)       (212)        (10)
  Gain on insurance claim .......................................                 (1,247)
  Exchange loss (gain) ..........................................        251        (102)       (121)
  Other non-cash items ..........................................        328         191          61
Changes in assets and liabilities, excluding
 effects of divestitures:
(Increase) decrease in:
 Accounts receivable ............................................     13,346     (14,828)     (4,046)
 Inventories ....................................................        914          27
 Prepaids .......................................................      1,228      (1,701)     (1,747)
 Mobilization costs .............................................    (24,969)    (18,439)     (5,242)
 Other assets ...................................................      1,846        (521)       (589)
Increase (decrease) in:
 Accounts payable ...............................................      9,328      10,637       1,659
 Accrued expenses ...............................................      5,059       1,046        (619)
 Foreign income taxes payable ...................................        390         122          (2)
 Other liabilities and deferred credits .........................      7,973       2,650      (2,564)
Change in pre-petition liabilities subject to
 chapter 11 case:
  Accrued expenses ..............................................       (125)
  Other liabilities and deferred credits ........................     (1,402)
                                                                    --------    --------    --------
     Total cash provided by (used in) operating activities ......     (9,346)      2,759       3,170
                                                                    --------    --------    --------


                                                        (Continued on next page)

                   GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                            (DEBTOR IN POSSESSION)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                                    YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                                1996         1995         1994
                                                             ---------    ---------    ---------
Cash flows from (used in) investing activities:
 Capital expenditures, net ...............................     (10,339)     (13,757)      (9,697)
 Proceeds from the sale of assets ........................          25          255           13
 Proceeds from the sale of subsidiaries/businesses .......          39                       880
 Insurance proceeds from arson damage, net
  of losses incurred .....................................                    1,351
 Restricted cash .........................................          94        2,879         (894)
                                                             ---------    ---------    ---------
     Net cash used in investing activities ...............     (10,181)      (9,272)      (9,698)
                                                             ---------    ---------    ---------

Cash flows from (used in) financing activities:
 Proceeds from the exercise of stock options
  and warrants ...........................................         296           11            2
 Proceeds from issuance of $2.4375 preferred stock,
   net of issuance costs .................................       1,544
 Proceeds from issuance of Series A preferred stock ......       7,000
 Borrowings made during the period .......................     122,354       89,950       77,754
 Repayment on borrowings during the period ...............    (105,757)     (83,032)     (72,496)
 Pre-petition liabilities subject to chapter 11 case:
   Borrowings under credit facility ......................       3,612
   Repayment on borrowings ...............................      (3,382)
                                                             ---------    ---------    ---------
     Net cash from financing activities ..................      25,667        6,929        5,260
                                                             ---------    ---------    ---------

Effect of exchange rate changes on cash ..................        (415)        (173)        (720)
                                                             ---------    ---------    ---------

 Net increase (decrease) in cash and cash
  equivalents ............................................       5,725          243       (1,988)
Cash and cash equivalents at beginning of period .........       1,047          804        2,792
                                                             ---------    ---------    ---------

Cash and cash equivalents at end of period ...............   $   6,772    $   1,047    $     804
                                                             =========    =========    =========


    SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES.
                                 SEE NOTE 17.

          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

(1) BASIS OF PRESENTATION

     Grant Geophysical, Inc. ("Grant") was incorporated in Delaware on June 27, 1978. Grant has several wholly-owned subsidiaries incorporated in the United States and certain foreign jurisdictions (the "Subsidiaries"). Grant and certain of the Subsidiaries have established branch operations in various foreign jurisdictions (the "Branches"). Grant, the Subsidiaries and the Branches are collectively referred to as the "Company". The Company provides the petroleum industry with seismic data acquisition. The Company operates or has operated seismic crews in areas of oil and gas exploration in the United States, Canada, Europe, Africa, the Middle East, Latin America, the Far East and Australia.

     On December 6, 1996 (the "Petition Date"), Grant filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the "Court") for relief under chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code"). The case is in its preliminary stages. Generally, upon the commencement of a bankruptcy proceeding, all pre-petition litigation and other acts to enforce claims against the debtor corporation are stayed. The debtor corporation may operate its business and manage its assets in the ordinary course as debtor-in-possession, but must obtain Court approval for transactions outside the ordinary course of business. Based on these actions, all liabilities of Grant outstanding at December 6, 1996 have been reclassified from their respective current and non-current liability categories to estimated Pre-petition liabilities subject to chapter 11 case.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Considerations

     The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As described earlier, Grant has filed for reorganization under chapter 11 of the United States Bankruptcy Code. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from any plan or other actions arising from this uncertainty and the reorganization proceedings.

     Grant intends to submit a plan of reorganization to the Court as soon as practicable. Grant's exclusive period for filing a plan of reorganization currently extends through August 4, 1997. Any plan submitted is likely to provide for a material reduction in Grant's unsecured liabilities incurred prior to December 7, 1996 and the elimination of present equity stockholders' interests. If a liquidation of Grant were to occur, it is likely that no distributions would be made to present equity shareholders, and no material distributions would be available for holders of unsecured indebtedness of Grant incurred prior to December 7, 1996. See Note 3 for a description of the effect of the reorganization proceedings to date on certain of the Grant's liabilities.

Principles of Consolidation

     The consolidated financial statements include the accounts of Grant and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenues

     Revenues from data acquisition are recognized based on contractual rates set forth in the related contract. If the contract only provides a rate for the overall service, revenue and any unearned revenue recorded is recognized based on the percentage of the work effort completed compared with the total work effort involved in the contract.

                   GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                            (DEBTOR IN POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Cash and Cash Equivalents

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Grant held investments in Federal agency securities of zero and $701,000 at December 31, 1996 and 1995, respectively.

Restricted Cash

     At December 31, 1996 and 1995, restricted cash included three certificates of deposit ("CDs") totaling $321,000 and $315,000, respectively, which are pledged as collateral for letters of credit. These CDs are required for Grant to conduct business in various areas of the United States and are classified as long-term assets.

Inventories

     Inventories, which consist primarily of miscellaneous supplies, are stated at lower of cost or market. Cost is determined using the specific identification method.

Deferred Costs/Mobilization Costs

     Fees and expenses related to the mobilization and work in progress of seismic crews are deferred and recognized over the performance of the contract.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of future minimum lease payments at the inception of the lease.

     Depreciation is provided principally by the straight-line method over the estimated useful lives of the various classes of assets as follows:


                                                               YEARS
                                                               -----
           Buildings and improvements ........................  5-10
           Data processing equipment .........................  3- 5
           Office equipment ..................................  5-10
           Seismic exploration and transportation equipment ..  3-10


     Plant and equipment held under capital leases are amortized by the straight-line method over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance and repairs are charged to operations. Betterments and major renewals are capitalized.

Capitalized Software Costs

     Capitalized software costs consist of certain expenses incurred to internally develop software. Capitalization of cost begins upon the establishment of the software's technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.

                   GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                            (DEBTOR IN POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     At December 31, 1996, in conjunction with the Company's evaluation on the recoverability of its asset carrying values, $760,000 carrying value of capitalized software was written down to zero. See Note 4. At December 31, 1995, the Company had capitalized approximately $717,000 of software development costs which were included in property, plant and equipment.

Asset Impairment

     In the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 1996, as a result of this review, a $5,802,000 charge for asset impairment was recorded during the fourth quarter of 1996. See Note 4. Adoption of SFAS No. 121 did not materially affect the Company's consolidated results of operations or financial position at December 31, 1995. During the fourth quarter of 1994, the Company reviewed the quantity and age of its data acquisition equipment to ensure the carrying amount of these assets were recoverable. While still useable, rapid technological changes which had occurred during the preceding three years and a resultant demand for new advanced technology equipment by the Company's customers made it unlikely that the carrying value of certain equipment prior to the write down was recoverable from expected future cash flows. Accordingly, the Company recorded a $9,911,000 special charge for asset impairment during 1994.

     Long-lived assets and certain identifiable intangibles are written down to their current fair value whenever events or changes in circumstances indicate that the carrying amount of these assets are not recoverable. These events or changes in circumstances may include but are not limited to a significant change in the extent in which an asset is used, a significant decrease in the market value of the asset, or a projection or forecast that demonstrates continuing losses associated with an asset. If an impairment is determined, the asset is written down to its current fair value and a loss is recognized.

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

Reorganization Costs

     Reorganization costs consist of professional fees and similar types of expenditures directly related to the chapter 11 proceeding, and are expensed as incurred. As of December 31, 1996, Grant had incurred approximately $412,000 of reorganization costs.

Foreign Exchange Gains and Losses

     In an effort to mitigate foreign exchange rate fluctuations, the Company attempts to structure the majority of its international contracts to be billed and paid at a certain U.S. Dollar rate. Additionally, the Company periodically enters into debt denominated in the same currency as its international contracts to pay expenses incurred locally. Foreign currency transaction gains and losses resulting from these arrangements are included in Other income/deductions. Presently, the Company does not use derivatives or forward foreign exchange hedging contracts.

                   GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                            (DEBTOR IN POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Income Taxes

     The Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Post Employment Benefits

     The Company adopted SFAS No. 112 effective January 1, 1994. SFAS No. 112 requires companies to account for benefits to former or inactive employees after employment but before retirement on the accrual basis of accounting. Post-employment benefits include every form of benefit provided to former or inactive employees, their beneficiaries and covered dependents. Benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage. Adoption of SFAS No. 112 did not materially affect the Company's consolidated results of operations or financial position.

Income (Loss) Per Common Share

     Income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period. For purposes of this calculation, outstanding stock options and warrants are considered common stock equivalents. Fully diluted income (loss) per common share is determined based upon the weighted average number of common shares, calculated using the ending market price of common shares for the period if that market price is higher than the average market price used in computing primary earnings per share. The income/loss is decreased/increased by undeclared, unpaid cumulative preferred stock dividends in calculating net income/loss attributable to the common shareholder.

Stock Based Compensation

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. Grant has elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles
Board Opinion No. 25 "Accounting for Stock Issued to Employees", where compensation costs are not recognized in connection with Grant's stock option plans.

     However, had Grant adopted SFAS No. 123 for options granted after January 1, 1995, the Company's net income (loss) and net income (loss) per common share for the years ended December 31, 1996 and 1995 would have been increased as follows (in thousands, except per share amounts):


                                        1996                 1995
                                --------------------  -------------------
                                   AS                    AS
                                REPORTED   PROFORMA   REPORTED   PROFORMA
                                ---------  ---------  --------   --------

  Net income (loss) ..........  $(82,390)  $(82,612)  $(2,096)   $(2,215)
  Net loss per common share ..    $(5.60)    $(5.62)   $(0.17)    $(0.18)

    For purposes of determining compensation costs using the provisions of SFAS 123, the fair value of option grants were determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were: risk-free interest rate of 8.5%; dividend yield of zero; stock price volatility of 70%; expected option lives of four years.

                   GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                            (DEBTOR IN POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Reclassifications

     Certain amounts previously reported have been reclassified in order to ensure comparability between the periods reported.

Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, Earnings per Share (SFAS 128). SFAS
128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The requirements of this statement will be effective for fiscal years beginning after December 15, 1997. Management does not believe that the implementation of SFAS 128 will have a material effect on its financial statements.

(3) PRE-PETITION LIABILITIES SUBJECT TO CHAPTER 11 CASE

     As a result of Grant's Chapter 11 reorganization proceedings, all pre-petition liabilities of Grant outstanding at December 31, 1996 have been classified as pre-petition liabilities subject to chapter 11 case. The terms and amounts due are subject to the outcome of the reorganization proceedings. Grant's secured and unsecured debt is as follows (dollars in thousands):

                                                          DECEMBER 31, 1996
                                                     ---------------------------
                                                            PRE-PETITION
                                                              ACCRUED
                                                     AMOUNT   INTEREST    TOTAL
                                                     -------  --------   -------
SECURED DEBT:
  Revolving line of credit, 12.7%-14.7%(A) .......   $11,774   $         $11,774
  Equipment notes payable, 7.3%-12.0%(A) .........    16,594       557    17,151
  Other notes payable, 10.7%-15.0%(A) ............     5,560       302     5,862
  Capital lease obligations, 9.0%-27.0%(A) .......     8,971       198     9,169
 Other claims ....................................     1,662               1,662
                                                     -------   -------   -------
                                                      44,561     1,057    45,618
                                                     =======   =======   =======

UNSECURED DEBT:
 Convertible debentures, 8%(A) ...................       350                 350
 Other notes payable, 6%-22%(A) ..................    11,266       158    11,424
 Capital lease obligations, 12%-37%(A) ...........       687        37       724
 Trade accounts payable ..........................    23,718              23,718
 Accrued expenses ................................     2,956               2,956
 Other liabilities and deferred credits ..........     5,454               5,454
                                                     -------   -------   -------
                                                      44,431       195   $44,626
                                                     -------   -------   -------
               TOTAL .............................   $88,992   $ 1,252   $90,244
                                                     =======   =======   =======


---------------
(A) Represents contractual stated interest rates.

     On February 4, 1997, the Court approved a Financing Order that authorized Grant to enter into an agreement to obtain secured post-petition financing with its primary working capital lender (the "Lender") under which agreement the Lender continued to advance funds to Grant for its operations. The Financing Order was amended

                   GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                            (DEBTOR IN POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

by order of the Court on April 9, 1997. Pursuant to the Amended Financing Order, the Lender agreed to make revolving advances not to exceed $12,500,000. The advances are not to exceed a borrowing base equal to a percentage of certain trade accounts receivable and an overadvance amount. The maximum permitted overadvance is $7,000,000 through September 30, 1997 when the Amended Financing Order expires. A $125,000 fee was paid to the Lender. Interest accrues at prime plus 3.75% on the advance funds and prime plus 7.25% on the overadvance funds.

     The Amended Financing Order also includes an approved budget, an internal cash management and reporting system and contains certain restrictions in the movement of cash from Grant's US operations to certain of the Company's foreign locations.

     On August 22, 1996, Grant amended a two-year term loan agreement with a secured lender to increase the principal amount to $5,000,000. Interest on such debt at the rate of 13.5% has been accruing since the petition date.

     Agreements with certain lenders and lessors have been reached and are subject to approval by the Court. Based on these agreements, Grant is making payments of adequate protection in varying amounts.

     On March 27, 1996, Grant issued $3,000,000 of its 8% Convertible Debentures ("Debentures") due December 31, 1999. The Debentures are convertible, at the option of the purchaser, into shares of Grant's common stock at a conversion price of 80% of the five day average low trading price prior to the conversion election of the common stock, provided that such 80% figure is increased to 100% if the Debentures are converted within 45 days of the Closing Date. Under certain circumstances, Grant may redeem the Debentures on or after March 27, 1997, at a rate of 120% of the par value of the Debenture, and on or after March 27, 1999, at a rate of 100% of the par value. As of December 31, 1996, approximately $2,650,000 of the Debentures had been converted into 3,400,261 shares of Grant's common stock.

     Grant borrowed an aggregate of $3,149,000 from Westgate International, L.P. ("Westgate") and Elliott Associates, L.P. ("Elliott") for working capital purposes. This amount remained outstanding at December 31, 1996.

     Prior to the Petition Date, interest was accrued on all debt instruments based on contractual rates. Interest has continued to accrue on all secured equipment notes payable and capital leases based on renegotiated rates of 7% to 11.09% since December 7, 1996. All unsecured and undersecured debt have not been entitled to accrue interest since the Petition Date. Interest expense, based on contractual rates of debt instruments, would have been approximately $7,667,000 for the year ended December 31, 1996.

(4) SPECIAL CHARGE FOR ASSET IMPAIRMENT

     In accordance with SFAS 121, the Company has continually performed an evaluation of asset groups and their respective future cash flows. As a result of this evaluation at December 31, 1996, the Company reduced the carrying value of a proprietary data recording system which was not expected to generate future cash flows adequate to support current carrying values. Accordingly, a $5,802,000 charge for asset impairment was recorded during the fourth quarter of 1996.

     During the fourth quarter of 1994, the Company reviewed the quantity and age of its data acquisition equipment to ensure the carrying amount of these assets were recoverable. While still useable, rapid technological changes which had occurred during the preceding three years and a resultant demand for new advanced technology equipment by the Company's customers made it unlikely that the carrying value of certain equipment prior to the write down was recoverable from expected future cash flows. Accordingly, the Company recorded a $9,911,000 special charge for asset impairment during 1994. The majority of the 1994 impairment, approximately 75%, relates to assets located in Nigeria. The remainder is associated with equipment in the Middle East, Far East and United States, which was deemed to be overvalued due to the decline in demand for that equipment's technology.

                   GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                            (DEBTOR IN POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(5) SUMMARY OF OPERATIONS

     A summary of operations by geographical area follows (dollars in thousands):


                                                      YEAR ENDED DECEMBER 31,
                                                -----------------------------------
                                                   1996         1995         1994
                                                ---------    ---------    ---------
    Total revenues:
      U.S. ..................................   $  42,074    $  47,849    $  27,791
      Middle East ...........................                      786        8,725
      Africa ................................         904       14,208       15,500
      Colombia ..............................      12,722        4,535        5,557
      Peru ..................................      27,490       13,719
      Other Latin America ...................      16,921        7,278       10,086
      Far East ..............................       5,412        3,621        6,032
                                                ---------    ---------    ---------
                                                $ 105,523    $  91,996    $  73,691
                                                =========    =========    =========

    Operating income/(loss):
      United States .........................     (35,920)       4,575       (1,112)
      Middle East ...........................        (144)         285       (1,182)
      Africa ................................      (4,281)       1,130       (6,164)
      Europe ................................        (922)        (821)        (617)
      Colombia ..............................         (94)        (271)        (346)
      Peru ..................................     (19,804)       1,205          106
      Other Latin America ...................      (4,744)        (714)         439
      Far East ..............................         (61)        (390)        (365)
                                                ---------    ---------    ---------
                                                $ (65,970)   $   4,999    $  (9,241)
                                                =========    =========    =========

    Foreign currency exchange gains (losses):
      Africa ................................          15          265          (80)
      Europe ................................         (16)          (8)         (26)
      Middle East ...........................                      (13)         (21)
      Colombia ..............................         (26)          99          (63)
      Peru ..................................          (2)           2           (6)
      Other Latin America ...................        (197)        (184)         324
      Far East ..............................         (25)         (59)          (7)
                                                ---------    ---------    ---------
                                                $    (251)   $     102    $     121
                                                =========    =========    =========


                                                         DECEMBER 31,
                                                     -------------------
                                                       1996       1995
                                                     --------   --------
     Identifiable assets:
      U.S ........................................   $ 36,956   $ 42,738
      Europe and the Middle East .................         41        567
      Africa .....................................                15,536
      Peru .......................................     10,354     11,722
      Colombia ...................................      9,233      4,507
      Brazil .....................................      7,271      2,036
      Other Latin America ........................      1,803      5,277
      Far East ...................................      2,701      2,107
      Other ......................................        136        136
                                                     --------   --------
       Total identifiable assets .................     68,495     84,626
      Corporate assets ...........................      1,628      2,306
                                                     --------   --------
                                                     $ 70,123   $ 86,932
                                                     ========   ========

                   GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                            (DEBTOR IN POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Revenues from a U.S. based international oil company were approximately $20,233,000 (19%) and $12,683,000 (14%) for the years ended December 31, 1996 and 1995, respectively. In fiscal 1995 and 1994, revenues from two affiliated nationalized oil companies totaled approximately $10,048,000 (11%) and $8,902,000 (12%), respectively.

(6) DIVESTITURES

     During the fourth quarter of 1996, Grant sold the stock of its Venezuela subsidiary and also entered into an agreement to sell the stock of its Nigeria subsidiary. Proceeds from these sales are approximately $380,000. Other than a $198,000 loss recognized on these sales, these transactions did not have a significant impact on the Company's operating results.

(7) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                 ACCUMULATED
                                                         COST   DEPRECIATION
                                                       -------- ------------
                                                      (DOLLARS IN THOUSANDS)
    December 31, 1996
     Land ..........................................   $    231   $
     Buildings and improvements ....................      1,397        202
     Plant facilities and store fixtures ...........      1,703      1,041
     Machinery and equipment .......................     90,892     55,312
                                                       --------   --------
                                                       $ 94,223   $ 56,555
                                                       ========   ========
    December 31, 1995
     Land ..........................................   $    231   $
     Buildings and improvements ....................      1,692        345
     Plant facilities and store fixtures ...........      2,723      1,766
     Machinery and equipment .......................     88,573     59,454
                                                       --------   --------
                                                       $ 93,219   $ 61,565
                                                       ========   ========

(8) INCOME TAXES

     The composition of the income tax expense follows (dollars in thousands):


                                                YEAR ENDED DECEMBER 31,
                                               ------------------------
                                                1996     1995     1994
                                               ------   ------   ------
                                                (DOLLARS IN THOUSANDS)
          Current:
            State ..........................   $        $        $
            Federal ........................
            Foreign ........................    1,621      391      193
          Deferred:
            State ..........................
            Federal ........................
            Foreign ........................
                                               ------   ------   ------
            Income tax expense .............   $1,621   $  391   $  193
                                               ======   ======   ======


     At December 31, 1996, Grant had net operating losses ("NOLs") of approximately $173,000,000 available for carryforward for U.S. Federal income tax purposes. The NOLs, if unused, will expire between 1997 and 2011. Grant's NOLs will decrease the income tax expense of Grant only if Grant generates income from United States operations which would be subject to U.S. Federal income tax.

                   GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                            (DEBTOR IN POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     The portion of NOLs, which existed prior to July 1991 and expire between 1997 and 2006 are subject to annual utilization limitations imposed by the Internal Revenue Bankruptcy Code under section 382. Based on the ownership changes to date, the NOLs would be limited by a minimum of $23,000,000. In addition, there is a significant probability that any plan of reorganization which may be confirmed by the Court will result in a "change of ownership" of Grant. In such event, the future utilization of Grant's U.S. NOL's would be further restricted.

     The total income tax expense is different from the amount computed by applying the U.S. Federal income tax rate to income before income taxes. The reasons for these differences were as follows (dollars in thousands):


                                                      YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1996        1995       1994
                                                 --------    --------   --------
U.S. Federal income tax expense (benefit)
 at statutory rate ...........................   $(25,298)   $  1,208   $ (3,823)
Increases (reductions) in taxes from:
Foreign income tax rate more (less) than
 U.S. rate on foreign income .................      4,712         110      1,987
Losses of the U.S. return group from
 which no benefit is expected ................     22,207                  2,029
Utilization of prior year losses for which
  no benefit was recognized ..................                   (927)
                                                 --------    --------   --------
Income tax expense recorded ..................   $  1,621    $    391   $    193
                                                 ========    ========   ========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

                                                                                 DECEMBER 31,
                                                                            --------------------
                                                                              1996        1995
                                                                            --------    --------
Deferred tax asset:
  Plant and equipment, principally due to differences in depreciation ...   $  3,841    $  1,890
  Allowance for doubtful accounts and other accruals.....................      3,042
  Net operating loss carryforwards ......................................     58,795      36,519
  Less valuation allowance ..............................................    (65,678)    (38,409)
                                                                            --------    --------
  Net deferred tax asset ................................................   $           $
                                                                            --------    --------


     The valuation allowance for deferred tax assets as of January 1, 1995 was $39,039,000. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was an increase of $27,269,000 and a decrease of $630,000, respectively.

                   GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                            (DEBTOR IN POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(9)  NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     A summary of notes payable, long-term debt, and capital lease obligations was as follows (dollars in thousands):

                                                                   DECEMBER 31,
                                                              -------------------
                                                                1996       1995
                                                              --------   --------
Revolving lines of credit:
  15.0%, due February 20, 1996 ............................   $          $  1,750
  11.0%, due February 17, 1997 ............................        (B)      8,045
Equipment notes payable -- 6.93%-12%, due 1996-1999 .......        (B)      5,178
Other notes payable -- 10.0% to 34.0%, due 1996-2005 ......        589      6,579
Capital lease obligations -- 10.0% to 28.0%,
  due 1996-2000 ...........................................        (B)      5,667
                                                              --------   --------
                                                                   589     27,219
Less current portion ......................................        589     18,430
                                                              --------   --------
  Notes payable, long-term debt and capital
  lease obligations, excluding current portion ............   $    (B)   $  8,789
                                                              ========   ========


     At December 31, 1996, other notes payable consisted of a revolving line of credit maintained by a foreign subsidiary.

---------------
     (B) Certain balances have been reclassified to Pre-petition liabilities subject to chapter 11 case (see Note 3).

(10) LEASES

     The future minimum rental payments under the Company's various capital and noncancelable operating leases at December 31, 1996 were as follows:


                                     MINIMUM RENTALS
                                      OF NON-FILING    MINIMUM RENTALS
                                      SUBSIDIARIES        OF GRANT*
                                     ---------------   ---------------

                                        OPERATING         OPERATING      CAPITAL
                                         LEASES            LEASES*       LEASES*
                                        ---------         ---------      -------
                                          (DOLLARS IN THOUSANDS)
1997 ................................     $163              $  634       $ 3,358
1998 ................................                          460         2,707
1999 ................................                          225         2,210
2000 ................................                           55         2,722
2001 ................................                                      1,321
                                          ----              ------       -------
                                                             1,374        12,318
Less amount representing interest ...                                      2,660
                                          ----              ------       -------
  Present value of future minimum
   lease payments ...................     $163              $1,374       $ 9,658
                                          ====              ======       =======


* Substantially all of the minimum rentals of Grant shown are subject to affirmation or rejection pursuant to provisions of the Bankruptcy Code.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     The total rental expenses for each of the periods was as follows (dollars in thousands):


                            YEAR ENDED DECEMBER 31,
                       ----------------------------------
                        1996          1995          1994
                        ----          ----          ----
                       $2,089        $1,880        $2,758


(11) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

     Cash and short-term financial instruments

     The carrying amount approximates fair value due to the short maturity of these instruments.

     Long-term notes receivable

     The fair value has been estimated using the expected future cash flows discounted at market interest rates which approximate its carrying value.

     Long-term debt

     At December 31, 1996, liabilities exceeded the Company's assets; thus, long-term debt claims against Grant may be settled at less than 100 percent of their value. However, until confirmation of a plan of reorganization, the manner of payment or other disposition of these claims will continue to be uncertain.

     For December 31, 1995, the fair value of the Company's long-term debt has been estimated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

(12) EMPLOYEE BENEFIT PLANS

     Incentive Stock Option Plan

     On November 1, 1996, the Amended 1989 Long-Term Incentive Plan (the "Plan") was amended to increase the shares of common stock reserved to cover the granting of options to purchase shares of Common Stock ("Options"), issuing of shares of Common Stock which are subject to vesting requirements or other restrictions ("Restricted Stock") and issuing of Stock Appreciation Rights ("SAR") to employees to 2,803,930 shares.

     Options are awarded at an option price determined by the Board of Directors, which shall not be less than 100% of fair market value or 110% of fair market value for employees already owning more than 10% of the voting power of all classes of stock. The options may be exercised either by the purchase of shares at the option price or as stock appreciation rights by which the employee receives cash or stock equivalent in value of the difference between the option price and the market value of the stock at the exercise date. These options expire ten

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

years from the date of grant and are exercisable as defined by the stock option plan. No stock appreciation rights have been granted. Transactions for Options under the plan are summarized as follows:

                                                                      OPTION
                                                    SHARES            PRICE
                                                   --------      -------------
Outstanding, December 31, 1993:
                                                     14,500      $        0.10
                                                    212,000        0.938-1.125
                                                    108,750               7.00
                                                   --------
                                                    335,250
    Granted ................................         70,000        1.313-2.500
    Exercised ..............................        (11,500)              0.10
                                                   --------      -------------

Outstanding, December 31, 1994:
                                                      3,000      $        0.10
                                                    262,000        0.938-1.313
                                                     20,000               2.50
                                                    108,750               7.00
                                                   --------
                                                    393,750
    Granted ................................        150,000               2.31
    Exercised ..............................        (15,000)        0.10-0.938
                                                   --------      -------------

Outstanding, December 31, 1995:
                                                    250,000         $0.938-131
                                                    170,000         2.310-2.50
                                                    108,750               7.00
                                                   --------
                                                    528,750
    Granted ................................        784,000        2.219-2.688
    Exercised ..............................       (125,000)       1.125-1.313
    Canceled ...............................       (125,000)       0.938-1.313
    Canceled ...............................       (700,000)       2.219-2.688
    Canceled ...............................        (45,000)              7.00
                                                   --------      -------------

Outstanding, December 31, 1996 .............        254,000       $2.219-2.688
Outstanding, December 31, 1996 .............         63,750               7.00
                                                                 =============

Exercisable, December 31, 1996 .............         56,000      $       2.310
Exercisable, December 31, 1996 .............         63,750               7.00
                                                                 =============


     Additionally, a Plan amendment was approved, effective January 1, 1996, by the stockholders which allows current and former non-employee directors of Grant to participate in the Plan solely for the purpose of receiving Restricted Stock of Grant in lieu of part or all of the directors' fees. The shares of Restricted Stock will be automatically issued on the first day of each calendar quarter following a calendar quarter of service. The fair market value of the Restricted Stock will be the closing price of the common stock on the last trading day of the preceding calendar quarter. In 1996, 1995 and 1994, 40,055, 41,711, and 28,108 shares of Restricted Stock were issued. The charges to income totaled $127,000, $103,000, and $62,000 in 1996, 1995 and 1994,
respectively.

     At December 31, 1996, 1,974,306 shares are available for future grants. It is likely that all options to acquire Grant's common stock and all stock appreciation rights will be canceled in connection with any plan of reorganization for Grant.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Employee Retirement Savings Plan

     Grant has established a defined contribution plan covering substantially all U.S. employees whereby participants may elect to contribute between 1% and 12% of their annual salary. Participants may not make contributions in excess of $9,240 per year (as adjusted annually by the cost of living adjustment factor). Under this plan, Grant may contribute, on a discretionary basis, one-half of the participant's contribution percentage up to 6% (limited to 3% of any employee's annual salary). Beginning in August 1995, Grant's contribution could be made in the form Grant common stock. Contributions made by Grant for the years ended December 31, 1996, 1995, and 1994 were 58,395 shares of Grant stock with a market value of $138,000; $154,000, which included 24,466 shares of Grant common stock with a market value of $56,838, and a cash contribution of $93,000, respectively. At December 31, 1996 and 1995, the plan held 82,861 and 24,466 shares of Grant common stock.

     Other Postretirement Benefits

     Grant sponsors a defined contribution postretirement plan which provides medical coverage for eligible retirees and their dependents (as defined in the plan). The Company adopted SFAS 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" requiring companies to account for these. The following sets forth the plan's funded status reconciled with the amount shown in the consolidated statement of operations on an accrual basis rather than a pay-as-you-go (cash) basis as follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                         1996     1995     1994
                                                        -----    -----    -----
                                                         (dollars in thousands)
Accumulated postretirement benefit obligation:
  Retirees and dependents ...........................   $ (17)   $ (16)   $ (18)
  Fully eligible active plan participants ...........     (42)     (27)     (11)
  Other active plan participants ....................    (308)    (211)    (138)
                                                        -----    -----    -----
                                                         (367)    (254)    (167)
  Unrecognized net loss (gain) ......................      17      (19)     (65)
  Unrecognized transition obligation ................     118      126      133
                                                        -----    -----    -----
    Accrued postretirement benefit cost .............   $(232)   $(147)   $ (99)
                                                        =====    =====    =====

     Net periodic postretirement benefit cost included the following components:


                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                                       1996    1995    1994
                                                                       ----    ----    ----
                                                                      (dollars in thousands)
 Service cost - benefits attributed to service during the period ...   $ 66    $ 41    $ 32
 Interest cost on accumulated postretirement benefit obligation ....     21      13      12
 Amortization of transition obligation over 20 years ...............      7       7       7
 Amortization of gain ..............................................             (2)     (1)
 Other amortizations ...............................................                     11
                                                                       ----    ----    ----
      Net periodic postretirement benefit cost .....................   $ 94    $ 59    $ 61
                                                                       ====    ====    ====


     For measurement purposes, a 7.25% annual rate of increase in the per capita cost of medical benefits was assumed for 1996 with a 10% and 12% assumed annual rate for 1995 and 1994, respectively; the rate was assumed to decrease gradually to 5% for 2001 and remain at that level thereafter. The medical cost trend rate assumption

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

has a significant effect on the amounts reported. To illustrate, increasing the assumed medical cost trend rates by 1% point in each year would increase the accumulated postretirement benefit obligations as of December 31, 1996, 1995 and 1994 by approximately $56,000, $43,000 and $22,000, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years ended December 31, 1996, 1995 and 1994 by $15,000, $10,000 and $7,000, respectively.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for December 31, 1996, and 1995. A rate of 8.5% was used for 1994.

(13) STOCKHOLDERS' EQUITY (DEFICIT)

$2.4375 Convertible Exchangeable Preferred Stock

     Grant has authorized 2,300,000 shares of $2.4375 convertible exchangeable preferred stock ($0.01 par value, $25.00 liquidation preference) of which 2,157,000 was outstanding through March 20, 1996. The remaining 143,000 shares were issued on March 20, 1996. The purchaser of the remaining shares is entitled to all unpaid, undeclared dividends in arrears through March 31, 1996, totaling $1,220,000. The $2.4375 preferred stock bears annual cumulative dividends of $2.4375 per share accruing from July 26, 1991, payable quarterly on each March 31, June 30, September 30 and December 31, commencing September 30, 1991. It is convertible at any time at the option of the holder, unless previously redeemed, into common stock ($.002 par value) of Grant at the initial conversion rate of 2.739726 shares of common stock for each share of $2.4375 preferred stock. It is exchangeable, at the option of Grant, in whole but not in part, on any dividend payment date commencing September 30, 1993, for Grant's 9 3/4% Convertible Subordinated Debentures (the "subordinated debentures") due 2016, at the rate of $25.00 principal amount of subordinated debentures for each share of $2.4375 preferred stocks provided that all accumulated and unpaid dividends through the date of exchange have been paid.

Series A Convertible Preferred Stock

     Grant has authorized 75,000 shares of Series A Convertible Preferred Stock, $0.01 par value. A total of 70,000 shares were issued in May 1996, all of which have been converted into 4,428,404 shares of Grant Common Stock by December 31, 1996.

Junior Preferred Stock

     Grant has authorized 15,000 shares and has issued and outstanding 14,904 shares of nonvoting, redeemable junior preferred stock with a $100 par value ("Junior Preferred"). The shares are redeemable at any time by Grant upon 30-day written notice to holders of such shares. No dividends have been declared or paid on the Junior Preferred stock.

Serial Preferred Stock

     Grant has authorized 250,000 shares of Serial Preferred Stock, $100 par value, none of which were issued and outstanding.

Dividends in Arrears

     The quarterly dividend payments for the periods of 1993 through December 6, 1996 and one quarterly dividend payment for 1992 on the $2.4375 preferred stock were deferred by Grant's Board of Directors.

     As of December 31, 1996 and 1995, preferred dividends in arrears on the $2.4375 preferred stock amounted to approximately $23,451,000 and $17,088,000, respectively. The December 31, 1996 amount relates to the total of 2,300,000 shares now outstanding.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Common Stock

     The changes in common stock were as follows (dollars in thousands):

                                                             COMMON STOCK
                                                       -----------------------
                                                         SHARES       AMOUNT
                                                       ----------   ----------
Balance, December 31, 1993 .........................   12,113,366   $       24
   Restricted common stock issued (note 12) ........       28,108
   Stock options exercised .........................       11,500
                                                       ----------   ----------

Balance, December 31, 1994 .........................   12,152,974           24
   Restricted common stock issued (note 12) ........       41,711
   Restricted common stock issued under the
     Employee Retirement Savings  Plan (note 12) ...       24,466
   Stock options exercised .........................       15,000
                                                       ----------   ----------

Balance, December 31, 1995 .........................   12,234,151           24
   Warrants exercised ..............................      200,000            1
   Conversion of debentures ........................    3,400,261            7
   Conversion of Series A Preferred Stock ..........    4,428,404            9
   Payment in connection with equipment
    and short- and long-term financing .............      155,499
   Restricted common stock issued (note 12) ........       40,055
   Restricted common stock issued under the
     Employee Retirement Savings  Plan (note 12) ...       58,395
   Stock options exercised .........................      125,000
                                                       ----------   ----------

Balance, December 31, 1996 .........................   20,641,765   $       41
                                                       ==========   ==========


(14) CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business.

     The Court generally has jurisdiction over all of Grant's property, as defined in section 541 of the Bankruptcy Code, held on the Petition Date or acquired thereafter. Under sections 1107 and 1108 of the Bankruptcy Code and by order of the Court, Grant is operating its business and managing its assets in the ordinary course of business as debtor-in-possession. Grant may not, however, engage in transactions outside the ordinary course of business without prior approval of the Court. Pursuant to section 362(a) of the Bankruptcy Code and subject to the exceptions contained in section 362(b) thereof, the commencement of a bankruptcy proceeding operates as an automatic stay applicable to all persons and other entities, generally prohibiting absent Court approval (i) the commencement or continuation of any judicial, administrative or other proceeding against Grant, (ii) any act to obtain possession of property of, or property from, Grant, and (iii) any act to create, perfect or enforce any lien against property of Grant. While the automatic stay applies to all of Grant's property wherever located, Grant operates in several foreign jurisdictions, some of which may not give effect to the automatic stay.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     The Company is subjected to review by various taxing authorities for the purpose of verifying compliance with numerous local tax laws and regulations. As a result of one of these reviews, the Company was notified that, during 1995, it had neglected to collect a certain tax from several clients and remit those collections to the local government. The total amount of the potential assessment, including penalties and interest, is approximately $6,000,000. The Company believes the tax authority's claim is without merit and, as such, has made no provision for payment. The Company intends to vigorously protest enforcement of the claim within the local legal system. However, there can be no assurances that the outcome of those protests will be favorable.

(15) RELATED PARTY TRANSACTIONS

     During 1996, Grant entered into an exclusive agreement with Macdonald & King, Incorporated, a financial services firm, for the purpose of assisting Grant in securing additional sources of financing including equipment financing and short and long-term financing. Mr. William C. Macdonald, a former director of Grant, is the Chairman of the Board and sole shareholder of Macdonald & King, Incorporated. Pursuant to the terms of the agreement, Grant issued 155,499 shares of Grant Common Stock with a market value of approximately $388,748 to Macdonald & King, Incorporated in connection with financing obtained by Grant prior to Mr. Macdonald's resignation from Grant's Board of Directors effective August 8, 1996.

     On March 20, 1996, Grant issued 143,000 shares of Grant's $2.4375 Preferred Stock to Westgate, an affiliate of Elliott, a holder of more than 5% of Grant's $2.4375 Preferred Stock, for an aggregate purchase price of $1,573,000. Westgate subsequently sold its shares of $2.4375 Preferred Stock to Liverpool Limited Partners, who is also an affiliate of Elliott.

     In November 1996, Grant borrowed an aggregate of $3,149,000 from Westgate and Elliott for working capital purposes. The borrowings are in the form of unsecured promissory notes and remain outstanding at December 31, 1996, and are classified in pre-petition liabilities subject to the chapter 11 case.

(16) OTHER INCOME (DEDUCTIONS)

     Other Income (Deductions) consisted of the following:

                                                      YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1996       1995       1994
                                                  -------    -------    -------
                                                      (DOLLARS IN THOUSANDS)
Gain on the sale of fixed assets ..............   $    25    $   212    $    10
Net gain/(loss) on foreign exchange ...........      (251)       102        121
Loss on sale of subsidiaries ..................      (198)
Foreign credit insurance ......................        (8)       (73)      (137)
Recovery of bad debts .........................                             664
Gain on insurance settlement ..................                1,247
Nonrecurring royalty income ...................                             500
Miscellaneous .................................       (70)       588        222
                                                  -------    -------    -------
   Total ......................................   $  (502)   $ 2,076    $ 1,380
                                                  =======    =======    =======

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(17) SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES


                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1996      1995      1994
                                                     -------   -------   -------
                                                        (dollars in thousands)
CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
 Taxes, net of refunds ...........................   $ 3,496   $   968   $ 1,044
 Interest, net of amounts capitalized ............     6,106     3,524     3,704

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property, plant and equipment debt additions ...    19,718     8,106     5,899
  Property, plant and equipment debt payments ....     4,258     6,942     7,133
  Debenture conversion ...........................     2,774
  Fair value of divestitures, net of cash held ...       493
  Receivables acquired in connection with
  divestitures ...................................       255


(18) SUBSEQUENT EVENTS (UNAUDITED)

     Since the Petition Date, Grant has conducted discussions with several parties who have indicated possible interest in funding a plan of reorganization. On March 14, 1997, Grant announced that it had entered into a term sheet ("Term Sheet") with Elliott to fund and jointly sponsor a plan of reorganization. The Term Sheet calls for Elliott to invest up to $30,000,000 in new equity capital in Grant and to provide $2,000,000 in expanded credit facilities for the growth of the Company's international operations. In addition, pending confirmation of the reorganization plan, Elliott purchased a $2,500,000 participation in Grant's current post-petition loan facility with its Lender. The Term Sheet is subject to a number of material conditions, including but not limited to, execution of a mutually agreeable definitive agreement and the Court's approval of certain break-up fees and bidding procedures. The Court approved the break-up fee and bidding procedures on April 9, 1997. Pursuant to the Term Sheet, Grant and Elliott will file a jointly proposed reorganization plan providing for specific recoveries to Grant's secured and unsecured creditors. Secured creditors will be paid in full in a combination of cash and/or new promissory notes. Unsecured creditors would be able to select from a menu of recovery options that include cash and stock, promissory notes or credits exchangeable for Grant services performed after consummation of the plan. In addition, the plan is expected to provide for a $33,000,000 rights offering, $30,000,000 of which will be guaranteed by Elliott. Under the rights offering, Grant's unsecured creditors and its preferred and common shareholders will be granted the right to purchase shares of Grant's new common stock at the same price per share as Elliott's investment. The plan is expected to also provide an option for Grant's employees to participate in the rights offering subject to any required Securities and Exchange Commission approvals. The shares will be offered to employees on the same basis as those offered to creditors, shareholders and Elliott. If the plan is consummated, Elliott will own a minimum of 51% of Grant's common stock. Consummation of the plan contained in the Term Sheet is subject to a number of conditions including the vote of Grant's creditors and shareholders.

     The Term Sheet, as modified by the Court's order on April 9, 1997 approving certain break-up fees and bidding procedures, also provides that the Elliott proposal is subject to any higher and better offer which may be received by Grant. Grant has retained Simmons & Company International as its investment banker to assist it in soliciting other offers. Other offers are due no later than the date set by the Court for the filing of objections to the disclosure statement the Grant expects to file in connection with the Elliott proposal. Grant will evaluate all valid offers, and will select the proposal which, in its judgment, produces the highest and best recovery to all parties in interest. Any valid offer must provide for the purchase of Elliott's participation in Grant's post-petition loan facility.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                      SUPPLEMENTARY FINANCIAL INFORMATION
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Quarterly financial information is summarized as follows:


                                                      1ST             2ND          3RD          4TH
                                                    QUARTER         QUARTER     QUARTER(2)   QUARTER(3)  YEAR ENDED
                                                   ---------       ---------    ---------    ---------   ----------
1996
Revenues .......................................   $  27,808       $  26,951    $  26,166    $  24,598    $ 105,523
Operating income/(loss) ........................       1,060             955      (21,518)     (46,467)     (65,970)
Net loss .......................................        (572)           (621)     (23,655)     (51,179)     (76,027)
Net loss applicable to common stock ............      (3,106)(1)      (2,023)     (25,056)     (52,205)     (82,390)

LOSS PER COMMON SHARE--ASSUMING
 NO AND FULL DILUTION:
Net loss per common share ......................   $   (0.25)      $   (0.15)   $   (1.72)   $   (2.70)   $   (5.60)
                                                   =========       =========    =========    =========    =========

1995
Revenues .......................................   $  18,406       $  20,712    $  24,763    $  28,115    $  91,996
Operating income ...............................         296           2,037        1,484        1,182        4,999
Net income .....................................          40           1,083        1,713          326        3,162
Net income/(loss) applicable to common stock ...      (1,275)           (231)         398         (988)      (2,096)

INCOME/(LOSS) PER COMMON SHARE--ASSUMING
 NO AND FULL DILUTION:
Net income/(loss) per common share .............   $   (0.10)      $   (0.01)   $    0.03    $   (0.08)   $   (0.17)
                                                   =========       =========    =========    =========    =========


____________
(1) Includes $1,220 cumulative adjustment for the prior unpaid, undeclared dividends associated with the issuance of 143,000 shares of Grant's $2.4375 Preferred Stock.
(2)  Includes $8,374 recognition of anticipated contract losses.
(3) Includes $5,802 special charge for asset impairment (see Note 4 of Notes to the Consolidated Financial Statements), $5,511 reserve for accounts receivable determined to be uncollectible, $2,700 demobilization charge for closed operations, $1,206 related to future estimated contract losses and $412 of reorganization costs.

                                                                    SCHEDULE II

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                                     BALANCE AT  CHARGED TO                                BALANCE
                                     BEGINNING    COSTS AND                                 AT END
         CLASSIFICATION              OF PERIOD    EXPENSES       DEDUCTIONS      OTHER     OF PERIOD
         --------------               --------    --------       ----------    --------    --------
 Year ended December 31, 1996
 Allowance for doubtful accounts
  receivable ......................   $ (2,344)   $ (5,511)      $  1,529(1)   $    615    $ (5,711)

 Year ended December 31, 1995
 Allowance for doubtful accounts
  receivable ......................     (3,841)                     1,257(1)        240      (2,344)

 Year ended December 31, 1994
 Allowance for doubtful accounts
  receivable ......................     (3,955)        (14)            39            89      (3,841)


--------------
(1)  Principally write off of uncollectible/disputed amounts.

                                 EXHIBIT INDEX

Exhibits not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein from the document indicated.


EXHIBIT NO.
-----------
   3.01      - By-laws of Grant, as amended (filed as Schedule 3.02 to
               Grant's 1995 Form 10-K, File No. 000-18816).

   3.02      - Fourth Restated Certificate of Incorporation of Grant, as
               amended (filed as Exhibit 3.01 to Grant's Form 10-Q for the quarter ended June 30, 1996, File No. 000-18816).

   4.01      - Specimen of Common Stock Certificate (filed as Exhibit 4.01 to
               Grant's Registration Statement on Form S-1; Reg. No. 33-36291).

   4.02      - Copies of instruments relating to long-term debt in authorized amounts that do not exceed 10% of the consolidated assets of the Company and its subsidiaries have not been filed and will be furnished to the Commission upon request.

   4.03      - Form of Certificate for $2.4375 Convertible Exchangeable
               Preferred Stock (filed as an Exhibit 4.03 to Grant's
               Registration Statement on Form S-1; Reg. No. 33-43899.)

   4.04      - Form of Indenture between Grant and The Bank of New York, as
               Trustee, relating to Grant's 9-3/4% Convertible Subordinated
               Debentures due 2016 (filed as Exhibit 4.05 to Grant's
               Registration Statement on Form S-1; Reg. No. 33-41316).

   4.05      - Form of 9-3/4% Convertible Subordinated Debenture due 2016
               (incorporated by reference to pages 12 to 19 of Exhibit 4.05 to Grant's Registration Statement on Form S-1; Reg. No. 33-41316).

  10.01      - Amended 1989 Long-Term Incentive Plan of Grant (filed as
               Exhibit 10.08 to Grant's 1994 Form 10-K; File No. 000-18816).

  10.02      - Employee Retirement Savings Plan of Grant (filed as Exhibit
               10.03 to Grant's Registration Statement on Form S-1; Reg. No.
               33-36291).

  10.03      - Stock Registration Rights Agreement, dated August 10, 1989
               (filed as Exhibit 10.16 to Grant's Registration Statement on
               Form S-1; Reg. No. 33-36291).

  10.04      - Management Incentive Plan (filed as Exhibit 10.27 to Grant's
               Registration Statement on Form S-1; Reg. No. 33-36291).

  10.05      - Loan and Security Agreement dated as of February 17, 1993, by and between Grant and Foothill Capital Corporation (filed as
               Exhibit 10.11 to Grant's 1992 Form 10-K; File No. 000-18816).

  10.06      - Amended and Restated Purchase and Sale Agreement dated July 6,
               1993, by and among Grant, Grant Geophysical, Inc., U.K. and
               Petroleum Geo-Services A/S (filed as Exhibit 2.1 to Grant's Form
               8-K dated July 20, 1993; File No. 000-18816).

  10.07      - Loan and Security Agreement dated as of April 26, 1993, by and between Grant and Foothill Capital Corporation (filed as Exhibit
               10.11 to Grant's 1993 Form 10K; File No. 000-18816).

  10.08      - Loan Agreement dated July 28, 1994, by and between Grant and
               Elliott Associates, L.P. (filed as Exhibit 10.08 to Grant's 1994
               Form 10-K; File No. 000-18816)

  10.09      - Loan and Security Agreement dated February 20, 1996 between
               Grant and its subordinated lender (filed as Exhibit 10.01 to Grant's 10-Q for the quarter ended March 31, 1996, File No.
               000-18816).

  10.10      - Second Amendment to Term Loan Agreement Dated February 20,
               1996 By and Between Grant and Its Subordinated Lender (filed as
               Exhibit 10.01 to Grant's Form 10-Q for the quarter ended
               September 30, 1996, File No. 000-18816).

  10.11*     - Final Financing Order dated February 4, 1997 By and Between
               Grant and Foothill Capital Corporation, including attachments thereto.

  10.12*     - Amended Final Financing Order dated April 9, 1997 By and
               Between Grant and Foothill Capital Corporation, including
               attachments thereto.

  10.13*     - Bankruptcy Voluntary Petition dated December 5, 1996 by Grant
               Geophysical, Inc.

  10.14*     - Employment Contract dated January 28, 1997 By and Between
               Grant and Larry E. Lenig, Jr.

  10.15*     - Letter of Intent dated March 14, 1997 By and Between Grant and
               Elliott Associates L.P.

  10.16*     - Sale of United Geophysical (Nigeria) Ltd. Proposal dated
               December 23, 1996 By and Between Grant and Orbier Ltd. or Its
               Assignee.

  10.17*     - Promissory Note of Grant dated October 31, 1996, payable to the order of Westgate International, L.P. in the original
               principal amount of $550,000.

  10.18*     - Promissory Note of Grant dated November 1, 1996, payable to the order of Elliott Associates, L.P. in the original principal amount of $325,000.

  10.19*     - Promissory Note of Grant dated November 5, 1996, payable to the order of Elliott Associates, L.P. in the original principal amount of $840,000.

  10.20*     - Promissory Note of Grant dated November 5, 1996, payable to the order of Westgate International, L.P. in the original
               principal amount of $560,000.

  10.21*     - Promissory Note of Grant Dated November 7, 1996, payable to the order of Elliott Associates, L.P. in the original principal amount of $489,000.

  10.22*     - Promissory Note of Grant dated November 8, 1996, payable to the order of Westgate International, L.P. in the original
               principal amount of $385,000.

  11.01*     - Computation of Income (Loss) Per Common and Common Equivalent
               Share.

  12.01*     - Computation of Ratios of Earnings to Fixed Charges and
               Preferred Dividends and Computation of Deficiency of Earnings
               Available to Cover Fixed Charges and Preferred Dividends.

  18.01      - Letter from independent certified public accountants regarding preferability of change in accounting principle (filed as Exhibit 18.01 to Grant's 10-Q for the quarter ended March 31,
               1991; File No. 000-18816).

  21.01*     - Subsidiaries of Grant.

  23.01*     - Consent of KPMG Peat Marwick, independent certified public accountant, to incorporation by reference of 1996 financial statements contained in this Report on Form 10-K into the
               Company's Registration Statement on Form S-8.

  27*        - Financial Data Schedule

--------------
* Filed herewith