Form 10-Q
period 1997-03-31
GRANT GEOPHYSICAL INC
filed 1997-05-15
CIK 866722

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        -------------------------------


(MARK ONE)

       (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
       ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended March 31, 1997

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

       As of May 12, 1997, 21,845,660 shares of common stock, par value $.002 per share, were issued and outstanding.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                                     INDEX

                                                                                        PAGE(S)
                                                                                        -------
PART I.    FINANCIAL INFORMATION

        Item 1.  Financial Statements

           Consolidated Balance Sheets as of March 31,
           1997 (Unaudited) and December 31, 1996 ......................................    3

           Consolidated Statements of Operations for the
           Three Months Ended March 31, 1997 (Unaudited)
           and 1996 (Unaudited).........................................................    5

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1997 (Unaudited)
           and 1996 (Unaudited).........................................................    6

           Notes to Consolidated Financial Statements (Unaudited).......................    7


        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................................   10


PART II.   OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K.......................................   14


PART III.  SIGNATURES...................................................................   15

                                     PART I


ITEM 1.   FINANCIAL STATEMENTS


                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                            MARCH 31,     DECEMBER 31,
                                                              1997           1996
                                                            ---------     ------------
                                                           (UNAUDITED)
                  ASSETS
Current assets:
   Cash and cash equivalents ...........................     $ 3,826        $  6,772
  Accounts receivable:
    Trade (net of allowance for doubtful accounts
      of $5,408 and $5,711 at March 31,1997 and
      December 31, 1996, respectively) .................      20,078          19,471
      Other ............................................       1,924             996
   Inventories .........................................         503             503
   Prepaids ............................................         919           1,411
   Mobilization costs ..................................       3,377           1,071
                                                             -------         -------
      Total current assets .............................      30,627          30,224
                                                             -------         -------

   Property, plant and equipment, at cost ..............      94,181          94,223
   Less accumulated depreciation .......................      58,299          56,555
                                                             -------         -------
      Net property, plant and equipment ................      35,882          37,668
                                                             -------         -------

Restricted cash ........................................         321             321
Other assets ...........................................       2,215           1,910
                                                             -------         -------

      Total assets .....................................     $69,045         $70,123
                                                             =======         =======


                                                      (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        MARCH 31,      DECEMBER 31,
                                                                           1997            1996
                                                                        ---------      ------------
                                                                       (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable .................................................   $   6,591        $   3,975
   Accrued expenses .................................................       5,756            3,051
   Foreign income taxes payable .....................................         539              188
   Notes payable ....................................................         572              589
                                                                        ---------        ---------
Total current liabilities ...........................................      13,458            7,803
                                                                        ---------        ---------

Pre-petition liabilities subject to chapter 11 case .................      81,181           90,244
Unearned revenue ....................................................       7,984            6,031
Other liabilities and deferred credits ..............................         851              258
Commitments and contingencies

Stockholders' deficit:
  $2.4375 Convertible exchangeable preferred stock, $.01 par value.  Authorized 2,300,000 shares; issued and outstanding
     2,300,000 shares at March 31, 1997 and December 31, 1996 .......          23               23
  Series A convertible preferred stock, $.01 par value
     Authorized 75,000 shares; none outstanding......................
  Junior preferred stock, $100 par value.  Authorized 15,000
    shares; issued and outstanding 14,904 shares ....................       1,490            1,490
  Serial preferred stock, $100 par value.  Authorized 250,000 shares, none issued .............................................
  Common stock, $.002 par value.  Authorized 40,000,000 shares;
    issued and outstanding 21,845,660 and 20,641,765 shares
    at March 31, 1997 and December 31, 1996, respectively ...........          43               41
  Additional paid-in capital ........................................     124,261          124,203
  Accumulated deficit ...............................................    (160,246)        (159,970)
                                                                        ---------        ---------
       Total stockholders' deficit ..................................     (34,429)         (34,213)
                                                                        ---------        ---------

       Total liabilities and stockholders' deficit ..................   $  69,045        $  70,123
                                                                        =========        =========




          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                          THREE MONTHS
                                                                                              ENDED
                                                                                            MARCH 31,
                                                                                 ----------------------------
                                                                                    1997               1996
                                                                                 -----------       ----------
                                                                                           (UNAUDITED)
Revenues...........................................................              $    30,296       $   27,808

Expenses:
   Direct operating expense........................................                   23,556           22,112
   Other operating expenses........................................                    2,060            2,266
   Depreciation and amortization...................................                    2,611            2,370
                                                                                 -----------       ----------
      Total costs and expenses.....................................                   28,227           26,748
                                                                                 -----------       ----------

      Operating income.............................................                    2,069            1,060
                                                                                 -----------       ----------

Other income (deductions):
   Interest expense................................................                   (1,391)          (1,330)
   Interest income.................................................                        4                8
   Reorganization costs............................................                     (993)
   Other...........................................................                      295               87
                                                                                 -----------       ----------
      Total other deductions.......................................                   (2,085)          (1,235)
                                                                                 -----------       ----------

      Loss before income taxes.....................................                      (16)            (175)

Income tax expense.................................................                      260              397
                                                                                 -----------       ----------

      Net loss.....................................................                     (276)            (572)
                                                                                 -----------       ----------

      Net loss applicable to common stock..........................              $      (276)      $   (3,106)
                                                                                 ===========       ==========

LOSS PER COMMON SHARE - ASSUMING NO AND FULL DILUTION:
   Net loss........................................................              $     (0.01)      $    (0.05)
   Dividend requirement on $2.4375 preferred stock ................                                     (0.20)
                                                                                 -----------       ----------
   Net loss per common share.......................................              $     (0.01)      $    (0.25)
                                                                                 ===========       ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary and fully diluted........................................               21,227,963        12,672,082




         See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            THREE MONTHS
                                                                               ENDED
                                                                              MARCH 31,
                                                                        --------------------
                                                                          1997        1996
                                                                        --------    --------
                                                                              (UNAUDITED)
Cash flows from operating activities:
  Net loss before dividend requirement ..............................   $   (276)   $   (572)
  Adjustments to reconcile net income/(loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization expense .........................      2,611       2,370
      Deferred costs amortization ...................................      1,682       1,799
      Loss (gain) on the sale of fixed assets .......................         28         (10)
      Exchange gain .................................................       (146)        (18)
Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable ...........................................     (1,535)      3,023
      Inventories ...................................................                    322
      Prepaids ......................................................        492          66
      Mobilization costs ............................................     (3,988)     (5,262)
      Other assets ..................................................       (305)        174
    Increase (decrease) in:
      Accounts payable ..............................................      2,616         789
      Accrued expenses ..............................................      2,705      (1,060)
      Foreign income taxes payable ..................................        351         298
      Other liabilities and deferred credits ........................      2,546      (1,373)
  Change in pre-petition liabilities subject to chapter 11 case:
     Accounts payable ...............................................       (636)
     Accrued expenses ...............................................     (2,236)
     Foreign income tax payable .....................................       (150)
     Other liabilities and deferred credits .........................     (1,637)
                                                                        --------    --------

        Net cash provided by operating activities ...................      2,122         546
                                                                        --------    --------

Cash flows from (used in) investing activities:
     Capital expenditures, net ......................................     (1,243)     (3,744)
     Proceeds from the sale of assets ...............................          5          10
     Restricted cash ................................................                     92
                                                                        --------    --------

        Net cash flows used in investing activities .................     (1,238)     (3,642)
                                                                        --------    --------

Cash flows from (used in) financing activities:
   Proceeds from exercise of stock options and warrants .............                    205
   Proceeds from issuance of $2.4375 Preferred Stock ................                  1,573
   Borrowings made during the period ................................                 29,667
   Repayment on borrowings during the period ........................         (3)    (28,650)
   Other non-cash items .............................................                    154
   Pre-petition liabilities subject to chapter 11 case:
      Borrowings under credit facility ..............................     12,943
      Repayment on borrowings .......................................    (16,794)
                                                                        --------    --------

        Net cash from (used in) financing activities ................     (3,854)      2,949
                                                                        --------    --------

Effect of exchange rate changes on cash .............................         24         (30)

        Net decrease in cash and cash equivalents ...................     (2,946)       (177)
Cash and cash equivalents at beginning of period ....................      6,772       1,047
                                                                        --------    --------

Cash and cash equivalents at end of period ..........................   $  3,826    $    870
                                                                        ========    ========

    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES.
                                  SEE NOTE 5.
          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                   ------------------------------------------



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Grant Geophysical, Inc. ("Grant") has several wholly-owned subsidiaries incorporated in the United States and certain foreign jurisdictions (the "Subsidiaries"). Grant and certain of the Subsidiaries have established branch operations in various foreign jurisdictions (the "Branches"). Grant, the Subsidiaries and the Branches are collectively referred to as the "Company".

         The balance sheet of the Company as of March 31, 1997, and the related statements of operations and cash flows for the three months ended March 31, 1997 and 1996 are unaudited. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1996, included in the Company's Form 10-K, as filed with the Securities and Exchange Commission.

         On December 6, 1996 (the "Petition Date"), Grant filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the "Court") for relief under chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code"). The case is in its preliminary stages. Generally, upon the commencement of a bankruptcy proceeding, all pre-petition litigation and other acts to enforce claims against the debtor corporation are stayed. The debtor corporation may operate its business and manage its assets in the ordinary course as debtor-in-possession, but must obtain Court approval for transactions outside the ordinary course of business. Based on these actions, all liabilities of Grant outstanding at December 6, 1996 have been reclassified from their respective current and non-current liability categories to pre-petition liabilities subject to chapter 11 case.

         The unaudited consolidated financial statements as of and for the three-month period ended March 31, 1997 have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all the consequences of the ongoing chapter 11 reorganization case. Specifically, the unaudited consolidated financial statements as of and for the three-month period ended March 31, 1997 do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the chapter 11 case, or (c) the effect of any changes which may be made in connection with the debtor corporation's capitalizations or operations resulting from a plan of reorganization. Additionally, the Company's operating results for any particular interim period may not be indicative of results for a full year.

         Because of the ongoing nature of the chapter 11 case, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

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

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                   ------------------------------------------




2.   PRE-PETITION LIABILITIES SUBJECT TO CHAPTER 11 CASE

     As a result of Grant's Chapter 11 reorganization proceedings, all pre-petition liabilities of Grant outstanding at March 31, 1997 have been classified as pre-petition liabilities subject to chapter 11 case. The terms and amounts due are subject to the outcome of the reorganization proceedings. Grant's secured and unsecured debt is as follows (dollars in thousands):


                                                                     MARCH 31, 1997
                                                            -------------------------------
                                                                      PRE-PETITION
                                                                        ACCRUED
                                                             AMOUNT     INTEREST     TOTAL
                                                            -------   -----------  --------
         SECURED DEBT:
            Revolving line of credit, 12.7%-14.7%(A) ....   $ 9,377                 $ 9,377
            Equipment notes payable, 7.3%-12.0%(A) ......    16,708         557      17,265
            Other notes payable, 10.7%-15.0%(A) .........     5,560         302       5,862
            Capital lease obligations, 9.0%-27.0%(A) ....     8,918          27       8,945
            Other claims ................................     1,495                   1,495
                                                            -------     -------     -------
                                                             42,058         886      42,944

         UNSECURED DEBT:
            Convertible debentures, 8%(A) ..............       289                     289
            Other notes payable, 6%-22%(A) .............     9,056         160       9,216
            Capital lease obligations, 12%-37%(A) ......       687          37         724
            Trade accounts payable .....................    23,694                  23,694
            Accrued expenses ...........................       952                     952
            Other liabilities and deferred credits .....     3,362                   3,362
                                                           -------     -------     -------
                                                            38,040         197      38,237

                           TOTAL                           $80,098     $ 1,083     $81,181
                                                           =======     =======     =======


     ----------------
     (A)  Represents contractual stated interest rates.

     On February 4, 1997, the Court approved a Financing Order that authorized Grant to enter into an agreement to obtain secured post-petition financing with its primary working capital lender (the "Lender") under which agreement the Lender continued to advance funds to Grant for its operations. The Financing Order was amended by order of the Court on April 9, 1997. Pursuant to the Amended Financing Order, the Lender agreed to make revolving advances not to exceed $12,500,000. The advances are not to exceed a borrowing base equal to a percentage of certain trade accounts receivable and an overadvance amount. The maximum permitted overadvance is $7,000,000 through September 30, 1997 when the Amended Financing Order expires. A $125,000 fee was paid to the Lender. Interest accrues at prime plus 3.75% on the advance funds and prime plus 7.25% on the overadvance funds.

     The Amended Financing Order also includes an approved budget, an internal cash management and reporting system and contains certain restrictions in the movement of cash from Grant's US operations to certain of the Company's foreign locations.

     Prior to the Petition Date, interest was accrued on all debt instruments based on contractual rates. Interest has continued to accrue on all secured equipment notes payable and capital leases based on renegotiated rates of 7% to 11.09% since December 7, 1996. All unsecured and undersecured debt have not been entitled to accrue interest since the Petition Date. Interest expense, based on contractual rates of debt instruments, would have been approximately $1,749,000 for the period ended March 31, 1997.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                   ------------------------------------------



3.      NOTE PAYABLE

        Note payable of $572,000 and $589,000 at March 31, 1997 and December 31, 1996, respectively consists of a local currency revolving line of credit maintained by a foreign subsidiary. The interest rate is 12.9% per quarter.

4.      CONTINGENCIES

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

5.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                             THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                           ----------------
                                                            1997      1996
                                                           ------    ------
                                                             (UNAUDITED)
CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
   Taxes, net of refunds ............................                $  700
   Interest, net of amounts capitalized .............      $1,402    $  985

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Property, plant and equipment debt additions .....         173     7,027
   Debenture conversion .............................          60

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On December 6, 1996, Grant Geophysical, Inc. ("Grant") filed for reorganization under chapter 11 of the Bankruptcy Code. Since filing the petition, Grant has continued to operate its business in the ordinary course as debtor-in-possession. Grant has several wholly-owned subsidiaries incorporated in the United States and certain foreign jurisdictions (the "Subsidiaries"). Grant and certain of the Subsidiaries have branch operations in a number of foreign jurisdictions (the "Branches"). Grant, the Subsidiaries and the Branches are collectively referred to as the "Company." The following discussions of the Company's financial condition should be viewed in the context of the ongoing chapter 11 proceedings.

     Since 1994, the Company has concentrated on providing contract land and transition zone data acquisition services internationally. This coincided with a surge in demand for 3D seismic services, particularly within the United States. In addition, over this same period, the Company expanded its international operations, particularly in Latin America. This rapid expansion put a tremendous strain on the Company's capital resources. The need for working capital to fuel this growth and to purchase new capital equipment resulted in an ongoing liquidity problem.

     In the first quarter of 1994, Grant's management began development of a proprietary data recording system that became known as Citation. This system was intended to replace an older recording's management system in use in marshy areas along the Texas and Louisiana Gulf Coast. Grant's management initially believed that an advantage of the system was its relatively low cost to develop and manufacture when compared to the price of comparable third party equipment. Original estimates ranged from savings of one-third to one-half of a purchased system. The prototype system was planned to cost approximately $2,500,000 to $3,000,000 with deployment in early 1996. However, software design problems and unavailability of hardware resulted in numerous delays and cost overruns. The ultimate cost of the system was approximately $6,000,000 and initial deployment was not achieved until July 1996, several months behind schedule. While the system was able to successfully acquire data, production performance was well below expectation. Development and other costs associated with Citation contributed significantly to destabilizing the Company's financial condition during 1996.

     In addition to the Citation development, several operational factors contributed to a sudden and dramatic deterioration of the Company's financial condition in 1996. The most costly factor was losses incurred in Peru. The Company began operations in Peru in 1995 by mobilizing three crews in March, April and May of that year. Revenue and operating income for 1995 were $13,719,000 and $1,205,000, respectively. Peruvian operations were expanded in 1996 by adding a fourth crew and increasing the equipment complement on another. However, an inability to accurately estimate the crews' production capabilities coupled with costs that were significantly higher than originally estimated, resulted in material and continuing operating losses. During the year ended 1996, Peruvian operations had revenues of $27,490,000 and an operating loss of $19,804,000, including $2,700,000 related to the shutdown of operations in and withdrawal of equipment and personnel from the country. The Company's United States operations also experienced significant losses, substantially all of which were directly or indirectly related to the slow development and late deployment of the Citation system. Two shallow water transition zone projects in particular incurred operating losses in excess of $6,000,000. These projects were delayed while waiting on the deployment of the Citation and were subsequently conducted utilizing other seismic recording equipment. As a result, the crews experienced adverse weather due to the delays and production was severely hampered. These operations were ultimately suspended in November 1996.

     All of these factors: (1) rapid expansion in the United States and Latin American markets, (2) costly and unsuccessful deployment of a proprietary recording system and (3) poor operational results in 1996, contributed to a rapid deterioration of the Company's financial condition. Grant explored various alternatives to improve its capital structure and increase its liquidity. Discussions were conducted with prospective lenders and investors, including certain creditors and stockholders of Grant. However, these discussions were not successful in procuring sufficient capital to adequately fund ongoing operations. By late 1996, it became apparent to Grant that the only feasible recourse was to commence a reorganization under bankruptcy court protection.

     Since filing its voluntary petition on December 6, 1996, Grant has continued to operate in the ordinary course of business as debtor-in-possession. On February 4, 1997, the Court approved a Final Financing Order authorizing Grant to enter into an agreement to obtain secured post-petition financing with Foothill Financial Corporation (the "Lender") under which agreement the Lender continued to advance funds to Grant for its operations. The Lender agreed to make revolving advances not to exceed $12,500,000 through June 30, 1997. The advances are not to exceed a borrowing base equal to a percentage of certain trade accounts receivable and an overadvance amount. The maximum permitted overadvance was $6,000,000 through March 30, 1997. The Final Financing Order was amended by order of the Court on April 9, 1997 to revise the overadvance amount to $7,000,000 and to extend the maturity date to September 30, 1997. The Financing Order also includes an internal cash management and reporting system containing certain requirements that Grant operate within an approved budget and restrictions in the movement of cash from the Company's domestic operations to most foreign locations. This latter restriction has not adversely affected foreign operations.

     Grant plans to file a plan of reorganization as soon as practicable. The objective of the plan will be to achieve the highest possible recovery for all parties at interest, consistent with its resources available for immediate distribution and with anticipated cash flows. The plan will be structured around the investor or buyer, if any, who best provides this objective.

     The Company's indebtedness at March 31, 1997, totaled $103,474,000 and included $81,181,000 of pre-petition liabilities subject to Grant's bankruptcy proceeding. Grant's stockholders' deficit at that date totaled $34,429,000. The ultimate recovery, if any, by Grant's various parties at interest will depend on the resolution of the bankruptcy proceeding and the terms of a plan of reorganization. Although no plan of reorganization has yet been filed, the significant stockholders' deficit of Grant makes it unlikely that unsecured creditors will realize full recovery of their claims or that shareholders will realize any recovery.

     Since the Petition Date, Grant has conducted discussions with several parties who have indicated possible interest in funding a plan of reorganization. On March 14, 1997, Grant announced that it had entered into a term sheet ("Term Sheet") with Elliott to fund and jointly sponsor a plan of reorganization. The Term Sheet calls for Elliott to invest up to $30,000,000 in new equity capital in Grant and to provide $2,000,000 in expanded credit facilities for the growth of the Company's international operations. In addition, pending confirmation of the reorganization plan, Elliott has purchased a $2,500,000 participation in Grant's current post-petition loan facility with the Lender. The Term Sheet is subject to a number of material conditions, including but not limited to, execution of a mutually agreeable definitive agreement and the Court's approval of certain break-up fees and bidding procedures. The Court approved the break-up fee and bidding procedures on April 9, 1997. Pursuant to the Term Sheet, Grant and Elliott will file a jointly proposed reorganization plan providing for specific recoveries to Grant's secured and unsecured creditors. Secured creditors will be paid in full in a combination of cash and/or new promissory notes. Unsecured creditors would be able to select from a menu of recovery options that include cash and stock, promissory notes or credits exchangeable for Grant services performed after consummation of the plan. In addition, the plan is expected to provide for a $33,000,000 rights offering, $30,000,000 of which will be guaranteed by Elliott. Under the rights offering, Grant's unsecured creditors and its preferred and common shareholders and employees will be granted the right to purchase shares of Grant's new common stock at the same price per share as Elliott's investment. New common stock to be offered pursuant to rights offerings is subject to any required Securities and Exchange Commission approvals. If the plan is consummated, Elliott will own a minimum of 51% of Grant's common stock. Consummation of the plan contained in the Term Sheet is subject to a number of conditions including the vote of Grant's creditors and shareholders.

    The Term Sheet, as modified by the Court's order on April 9, 1997, also provides that the Elliott proposal is subject to any higher and better offer which may be received by Grant. Grant has retained Simmons & Company International as its investment banker to assist it in soliciting other offers and Grant anticipates that additional offers and indications of interest may be received. Final offers are due no later than the date set by the Court for the filing of objections to the disclosure statement that Grant expects to file in connection with the Elliott proposal. Grant will evaluate all valid offers, and will select the proposal which, in its judgment, produces the highest and best recovery to all parties in interest. Any valid offer must provide for the immediate purchase of Elliott's participation in Grant's post-petition loan facility.

     Three months ended March 31, 1997 compared to three months ended March 31, 1996

     The Company's consolidated revenues increased 9% ($2,488,000) to $30,296,000. This was the result of increased activity in the international operations in Latin America and the Far East that was partially offset by a decrease in the United States.

     Revenues from Latin America increased 29% ($3,842,000) to $17,148,000. During the quarter, the Company operated five crews in the countries of Colombia, Ecuador and Brazil and also wound down the operation of two crews in Peru. In the first quarter of the prior year, the Company operated as many as nine crews in Latin America, primarily in Colombia, Brazil, Peru and Bolivia. The revenue increase for the current quarter compared with the first quarter of

1996 is primarily due to a significant rise in operations in Colombia, Ecuador and Brazil offset by lower revenues in Peru and the completion of operations in Bolivia in 1996. The Peruvian operations contributed $2,696,000 of revenues to the current year's first quarter compared with $5,987,000 of revenues in the first quarter a year ago. These operations were completed and the crews withdrawn from the country during the month of January 1997.

     Far East revenues increased 172% ($1,559,000) to $2,467,000. The Company operated one land seismic crew in Bangladesh during this period and was mobilizing a shallow water transition zone crew that is expected to begin operations offshore Bangladesh, in the Bay of Bengal, in May 1997. During the same period in 1996, the Company was demobilizing a crew in Indonesia and was experiencing some difficulty mobilizing the current land seismic crew in Bangladesh due to civil unrest. In addition to the activity in Bangladesh, the Company is exploring other opportunities in Indonesia and surrounding countries.

     The Company had no revenue from Nigeria during the first quarter of 1997 as compared to $938,000 in the first quarter of 1996. Due to several factors: the risk of operating in Nigeria, the high cost of mobilizing a crew and limited resources available, a decision to sell the Nigerian operations was made in December 1996. The sale was completed in April 1997. The effect of the sale was recorded in 1996 and, therefore, had no impact on the first quarter of 1997.

     Revenues from United States data acquisition operations decreased 16% ($1,975,000) to $10,681,000. The Company operated five to six crews during 1997 compared to six to seven during 1996.

     Direct operating expenses increased by $1,444,000 but decreased as a percentage of revenue to 78% from 80%. The decrease is due to improved results from certain crews operating in Colombia and Ecuador. The overall dollar increase was the result of the increased revenue in both Latin America and the Far East.

     Other operating expenses, which consist of general and administrative expenses at the corporate headquarters and in foreign locations, decreased as a percentage of revenue to 7% from 8%. This was the result of cost reductions at the corporate offices during the fourth quarter of 1996 and a reduction in foreign overhead due to the sale of the Nigerian operations also in December of 1996.

     Depreciation and amortization expense increased 10% ($241,000) to $2,611,000 as the result of the purchase of three seismic acquisition systems during 1996. Two of the systems are operating in Brazil and Colombia and the third is being leased to a third party.

     Interest expense increased only slightly to $1,391,000 from $1,330,000 in the prior year. Pursuant to the Bankruptcy Code, under certain circumstances, secured lenders may be entitled to adequate protection of their interest in collateral pending confirmation of a reorganization plan. Grant has made adequate protection payments to certain secured lenders.

     Reorganization costs of $993,000 relate to charges incurred in connection with the Company's reorganization process. There are no comparable charges in the first quarter of 1996.

     Other income of $295,000 was primarily the result of a gain on foreign exchange transactions in Colombia of approximately $146,000 and miscellaneous other income of $112,000.

     The income tax provision in both periods consist of income taxes in foreign locations. The level of foreign taxes has decreased from prior periods due to the recognition of a net operating loss carryforward in Colombia. No provision for U.S. Federal income tax was made in either period as the Company currently has net losses available for carryforward.

LIQUIDITY AND CAPITAL RESOURCES

    For more than a one year prior to filing for chapter 11, the Company as a whole, and Grant in particular, experienced chronic liquidity problems. By the second half of 1996 these problems had become severe. During this period, payments were delayed to trade creditors, holders of Grant's secured and unsecured note obligations and to lessors of capital equipment. In addition, dividends on Grant's preferred stock had been omitted since December 1992. Further, a lack of funding created delays in the startup of certain operations and seriously affected the efficiency of other ongoing projects. Exacerbating the crisis during the second half of 1996 were significant and continuing cash flow losses on certain crews operating in Peru and in the United States coupled with the continuation of investment in the Citation system.

    In an effort to resolve the liquidity crisis, Grant sought to obtain loans and/or equity contributions from a number of sources. In connection with its attempt to improve its liquidity and financial condition, Grant entered into arrangements with a variety of lenders and investors pursuant to which loans totaling approximately $11,000,000 (of which, about $6,000,000 was unsecured debt) were advanced and an additional $1,573,000 of preferred stock was sold. However, this financing was not sufficient to offset the Company's continuing need for liquidity, and additional required financing was not available. As a result, Grant was left with no alternative except to file the chapter 11 proceeding in December 1996.

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

     Grant's short-term liquidity remains restricted. The Company's primary sources of liquidity since filing for chapter 11 are its cash, cash flow from operations, advances from customers, available lines of credit in foreign locations and Grant's post petition working capital line of credit.

     At March 31, 1997 the Company had cash of $3,826,000, substantially all of which was held by the Company's foreign operations. This cash balance represents both contract prepayments by customers immediately following the chapter 11 filing and payment for services rendered during the first quarter. These balances are required to support the operations from which the prepayments and the payments have been received.

     On the Petition Date, Grant and the Lender entered into a Court approved interim financing order which provided for the Lender to continue to make certain working capital advances to Grant for its United States and certain foreign operations. On February 4, 1997 this interim financing order became final and such final order was thereafter amended on April 9, 1997. Under the amended financing order, the Lender has made available the loans as discussed earlier in this Management's Discussion. As of May 13, 1997, Grant had borrowed $11,110,044 under the Amended Financing Order and there was $235,023 available for borrowing.

     For the quarter ended March 31, 1997, the Company's capital expenditures totaled approximately $955,000. The Company believes that its capital spending requirements for the remainder of 1997 will be approximately $2,000,000 and that such amount will be adequate to support its operations.

     Grant believes that its available liquidity is sufficient to support its operations and capital spending for the near term. However, the Company's liquidity is and is expected to remain very restricted for the foreseeable future. Any material reduction in demand for the Company's services or any significant operating losses would adversely affect Grant's ability to complete any proposed plan of reorganization and would likely jeopardize the Company's ability to continue to fund ongoing operations.

OTHER

     Foreign Exchange Gains and Losses. In order to mitigate foreign exchange rate fluctuations, the Company attempts to structure the majority of its international contracts to be billed and paid at a certain U.S. Dollar rate. Additionally, the Company periodically enters into same currency debt of a foreign subsidiary to pay expenses incurred locally. Foreign currency transaction/translation gains and losses resulting from these arrangements are included in Other income. Presently, the Company does not use derivatives or forward foreign exchange hedging contracts.

   Recent Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The requirements of this statement will be effective for fiscal years beginning after December 15, 1997. Management does not believe that the implementation of SFAS 128 will have a material effect on its financial statements.

                                    PART II

                               OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Exhibits
                     Exhibit No.

                      11.01 - Computation of Income (Loss) Per Common and Common Equivalent Share for the Three Months Ended March 31, 1997 and 1996.

                      27.01 -    Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    GRANT GEOPHYSICAL, INC.
                                                         (REGISTRANT)



Date     May 15, 1996                         By       LARRY E. LENIG, JR.
     --------------------                        -------------------------------
                                                       Larry E. Lenig, Jr.
                                                     Chief Operating Officer,
                                                             President
                                                   (Principal Executive Officer)


Date     May 15, 1996                          By        MICHAEL P. KEIRNAN
     --------------------                         ------------------------------
                                                         Michael P. Keirnan
                                                       Chief Financial Officer
                                                      (Principal Financial and
                                                          Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number           Description
------           -----------
11.01            Computation of Income (Loss) Per Common and Common Equivalent
                 Share for the Three Months Ended March 31, 1997 and 1996.

27               Financial Data Schedule