Form 10-Q
period 1997-06-30
GRANT GEOPHYSICAL INC
filed 1997-08-14
CIK 866722

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

(MARK ONE)

       (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
       (  ) Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

                      For the quarter ended June 30, 1997

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

       As of August 13, 1997, 22,206,247 shares of common stock, par value $.002 per share, were issued and outstanding.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                                     INDEX


                                                                                                       PAGE(S)
                                                                                                       -------

PART I.    FINANCIAL INFORMATION

        Item 1.  Financial Statements

           Consolidated Balance Sheets as of June 30,
           1997 (Unaudited) and December 31, 1996.......................................                 3-4

           Consolidated Statements of Operations for the
           Six Months Ended June 30, 1997 (Unaudited)
           and 1996 (Unaudited).........................................................                  5

           Consolidated Statements of Operations for the
           Three Months Ended June 30, 1997 (Unaudited)
           and 1996 (Unaudited).........................................................                  6

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1997 (Unaudited)
           and 1996 (Unaudited).........................................................                  7

           Notes to Consolidated Financial Statements (Unaudited).......................                  8


        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................................                 11


PART II.   OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K.......................................                 17


PART III.  SIGNATURES...................................................................                 18


                                     PART I


ITEM 1.   FINANCIAL STATEMENTS


                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                JUNE 30,          DECEMBER 31,
                                                                                  1997                  1996
                                                                             ------------        -----------
                                                                              (UNAUDITED)

                           ASSETS
Current assets:
   Cash and cash equivalents...........................................        $   4,489            $   6,772
   Accounts receivable:
    Trade (net of allowance for doubtful accounts
      of $1,624 and $5,711 at June 30,1997 and
      December 31, 1996, respectively).................................           19,092               19,471
      Other............................................................              846                  996
   Inventories.........................................................              530                  503
   Prepaids............................................................              428                1,411
   Mobilization costs..................................................            1,882                1,071
                                                                               ---------            ---------
      Total current assets.............................................           27,267               30,224
                                                                               ---------            ---------

   Property, plant and equipment, at cost..............................           95,805               94,223
   Less accumulated depreciation.......................................           60,447               56,555
                                                                               ---------            ---------
      Net property, plant and equipment................................           35,358               37,668
                                                                               ---------            ---------

Restricted cash........................................................              321                  321
Other assets...........................................................            2,344                1,910
                                                                               ---------            ---------

      Total assets.....................................................        $  65,290            $  70,123
                                                                                ========             ========




                                                       (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                              JUNE 30,       DECEMBER 31,
                                                                                1997              1996
                                                                           ------------       -----------
                                                                            (UNAUDITED)

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable...................................................        $    3,191            $     589
   Accounts payable................................................             5,377                3,975
   Accrued expenses................................................             4,048                3,051
   Foreign income taxes payable....................................             1,878                  188
                                                                           ----------            ---------
      Total current liabilities....................................            14,494                7,803
                                                                           ----------            ---------

Pre-petition liabilities subject to chapter 11 case................            79,085               90,244
Unearned revenue...................................................             3,775                6,031
Other liabilities and deferred credits.............................             2,206                  258
Commitments and contingencies......................................

Stockholders' deficit:
  $2.4375 Convertible exchangeable preferred stock, $.01 par value.  Authorized 2,300,000 shares; issued and outstanding
     2,300,000 shares at June 30, 1997 and December 31, 1996.......                23                   23
  Series A convertible preferred stock, $.01 par value.
     Authorized 75,000 shares; none outstanding....................
  Junior preferred stock, $100 par value.  Authorized 15,000
    shares; issued and outstanding 14,904 shares...................             1,490                1,490
  Serial preferred stock, $100 par value.  Authorized 250,000 shares, none issued............................................
  Common stock, $.002 par value.  Authorized 40,000,000 shares;
    issued and outstanding 22,206,247 and 20,641,765 shares
    at June 30, 1997 and December 31, 1996, respectively...........                44                   41
  Additional paid-in capital.......................................           124,280              124,203
  Accumulated deficit..............................................          (160,107)            (159,970)
                                                                           ----------            ---------
       Total stockholders' deficit.................................           (34,270)             (34,213)
                                                                           ----------            ---------

       Total liabilities and stockholders' deficit.................        $   65,290            $  70,123
                                                                           ==========            =========










          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                    ------------------------------
                                                                                     1997               1996
                                                                                     ----               ----
                                                                                           (UNAUDITED)

Revenues...........................................................                 $    67,169       $     54,759

Expenses:
   Direct operating expense........................................                      51,820             43,036
   Other operating expenses........................................                       4,158              4,722
   Depreciation and amortization...................................                       5,589              4,986
                                                                                    -----------       ------------
      Total costs and expenses.....................................                      61,567             52,744
                                                                                    -----------       ------------

      Operating income.............................................                       5,602              2,015
                                                                                    -----------       ------------

Other income (deductions):
   Interest expense................................................                      (2,703)            (2,518)
   Interest income.................................................                         200                 20
   Reorganization costs............................................                      (1,780)
   Other...........................................................                         215                (10)
                                                                                    -----------       ------------
      Total other deductions.......................................                      (4,068)            (2,508)
                                                                                    -----------       ------------

      Income (loss) before income taxes............................                       1,534               (493)

Income tax expense.................................................                       1,671                700
                                                                                    -----------       ------------

      Net loss.....................................................                        (137)            (1,193)
                                                                                    -----------       ------------

      Net loss applicable to common stock..........................                 $      (137)      $     (5,129)
                                                                                    ===========       ============

LOSS PER COMMON SHARE - ASSUMING NO AND FULL DILUTION:
   Net loss........................................................                 $     (0.01)      $      (0.09)
   Dividend requirement on $2.4375 preferred stock ................                                          (0.31)
                                                                                    -----------       ------------
   Net loss per common share.......................................                 $     (0.01)      $      (0.40)
                                                                                    ===========       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary and fully diluted........................................                  21,634,143         12,884,808









          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                                   -------------------------------
                                                                                     1997               1996
                                                                                     ----               ----
                                                                                           (UNAUDITED)

Revenues...........................................................                $    36,873        $     26,951

Expenses:
   Direct operating expense........................................                     28,264              20,924
   Other operating expenses........................................                      2,098               2,456
   Depreciation and amortization...................................                      2,978               2,616
                                                                                   -----------        ------------
      Total costs and expenses.....................................                     33,340              25,996
                                                                                   -----------        ------------

      Operating income.............................................                      3,533                 955
                                                                                   -----------        ------------

Other income (deductions):
   Interest expense................................................                     (1,312)             (1,188)
   Interest income.................................................                        196                  12
   Reorganization costs............................................                       (787)
   Other...........................................................                        (80)                (97)
                                                                                   -----------        ------------
      Total other deductions.......................................                     (1,983)             (1,273)
                                                                                   -----------        ------------

      Income (loss) before income taxes............................                      1,550                (318)

Income tax expense.................................................                      1,411                 303
                                                                                   -----------        ------------

      Net income (loss)............................................                        139                (621)
                                                                                   -----------        ------------

      Net income (loss) applicable to common stock.................                $       139        $     (2,023)
                                                                                   ===========        ============

INCOME (LOSS) PER COMMON SHARE - ASSUMING NO AND FULL DILUTION:
   Net income (loss)...............................................                $      0.01        $      (0.05)
   Dividend requirement on $2.4375 preferred stock ................                                          (0.10)
                                                                                   ----------         ------------
   Net income (loss) per common share..............................                $      0.01        $      (0.15)
                                                                                   ===========        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Primary and fully diluted........................................                 22,035,860          13,056,760










          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES

                             (DEBTOR IN POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                 -----------------------------
                                                                                      1997               1996
                                                                                      ----               ----
                                                                                            (UNAUDITED)
Cash flows from operating activities:
  Net loss before dividend requirement.............................               $      (137)      $  (1,193)
  Adjustments to reconcile net income/(loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization expense........................                     5,589           4,986
      Loss (gain) on the sale of fixed assets......................                        44             (10)
      Exchange loss (gain).........................................                      (113)             39
      Other non-cash items.........................................                       199             302
Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable..........................................                       529           3,249
      Inventories..................................................                       (27)            406
      Prepaids.....................................................                       983             101
      Mobilization costs...........................................                      (811)        (11,727)
      Other assets.................................................                      (434)           (360)
    Increase (decrease) in:
      Accounts payable.............................................                     1,402           1,979
      Accrued expenses.............................................                       997            (581)
      Foreign income taxes payable.................................                     1,690             116
      Other liabilities and deferred credits.......................                      (308)         (1,829)
  Change in pre-petition liabilities subject to chapter 11 case:
     Accounts payable..............................................                    (1,086)
     Accrued expenses..............................................                    (1,443)
     Foreign income tax payable ...................................                      (194)
     Other liabilities and deferred credits........................                    (2,637)
                                                                                  -----------       ---------

        Net cash provided by (used in) operating activities........                     4,243          (4,522)
                                                                                  -----------       ---------

Cash flows from (used in) investing activities:
     Capital expenditures, net.....................................                    (4,922)         (7,083)
     Proceeds from the sale of assets..............................                        15              10
     Restricted cash...............................................                                        99
                                                                                  -----------       ---------

        Net cash flows used in investing activities................                    (4,907)         (6,974)
                                                                                  -----------       ---------

Cash flows from (used in) financing activities:
   Proceeds from exercise of stock options and warrants............                                       295
   Proceeds from issuance of $2.4375 Preferred Stock...............                                     1,573
   Proceeds from issuance of Series A Convertible Preferred Stock..                                     7,000
   Borrowings made during the period...............................                     2,957          56,665
   Repayment on borrowings during the period.......................                      (263)        (55,086)
   Pre-petition liabilities subject to chapter 11 case:
      Borrowings under credit facility.............................                    30,897
      Repayment on borrowings......................................                   (35,189)
                                                                                  -----------       ---------

        Net cash from (used in) financing activities...............                    (1,598)         10,447
                                                                                  -----------       ---------

Effect of exchange rate changes on cash............................                       (21)              2

        Net decrease in cash and cash equivalents..................                    (2,283)         (1,047)
Cash and cash equivalents at beginning of period...................                     6,772           1,047
                                                                                  -----------       ---------

Cash and cash equivalents at end of period.........................               $     4,489       $
                                                                                  ===========       ==========

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

          The balance sheet of the Company as of June 30, 1997, and the related statements of operations and cash flows for the six and three months ended June 30, 1997 and 1996 are unaudited. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1996, included in the Company's Form 10-K, as filed with the Securities and Exchange Commission.

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

          The unaudited consolidated financial statements as of and for the six and three month period ended June 30, 1997 have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all the consequences of the ongoing chapter 11 reorganization case. Specifically, the unaudited consolidated financial statements as of and for the six and three month period ended June 30, 1997 do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the chapter 11 case, or (c) the effect of any changes which may be made in connection with the debtor corporation's capitalizations or operations resulting from a plan of reorganization. Additionally, the Company's operating results for any particular interim period may not be indicative of results for a full year.

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

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                   ------------------------------------------


   Income (Loss) Per Common Share

         Income (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period. For purposes of this calculation, outstanding stock options and warrants are considered common stock equivalents. Fully diluted income (loss) per common share is determined based upon the weighted average number of common shares, calculated using the ending market price of the common shares for the period. The income/loss for the six and three month periods ended June 30, 1996 is decreased/increased by undeclared, unpaid cumulative preferred stock dividends in calculating net income/loss attributable to the common shareholder.

2.   PRE-PETITION LIABILITIES SUBJECT TO CHAPTER 11 CASE

     As a result of Grant's Chapter 11 reorganization proceedings, all pre-petition liabilities of Grant outstanding at June 30, 1997 have been classified as pre-petition liabilities subject to chapter 11 case. The terms and amounts due are subject to the outcome of the reorganization proceedings. Grant's secured and unsecured debt is as follows (dollars in thousands):

         SECURED DEBT:

           Revolving line of credit, 12.7%-14.7%(A)...........           $   9,970
           Equipment notes payable, 7.3%-12.0%(A).............              17,465
           Other notes payable, 10.7%-15.0%(A)................               6,046
           Capital lease obligations, 9.0%-27.0%(A)...........               8,987
           Other claims.......................................               1,403
                                                                        ----------
                                                                            43,871
                                                                        ----------

         UNSECURED DEBT:
            Convertible debentures, 8%(A).....................                 269
            Other notes payable, 6%-22%(A)....................               8,320
            Capital lease obligations, 12%-37%(A).............                 113
            Trade accounts payable............................              23,081
            Accrued expenses..................................               1,051
            Other liabilities and deferred credits............               2,380
                                                                        ----------
                                                                            35,214
                                                                        ----------

                                    Total.....................            $ 79,085
                                                                          ========

    ----------------
     (A)Represents contractual stated interest rates.

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

     Prior to the Petition Date, interest was accrued on all debt instruments based on contractual rates. Interest has continued to accrue on all secured equipment notes payable and capital leases based on renegotiated rates of 7% to 11.09% since December 7, 1996. All unsecured and undersecured debt have not been entitled to accrue interest since the Petition Date. Interest expense, based on contractual rates of debt instruments, would have been approximately $2,268,000 and $4,017,000 for the three and six months ended June 30, 1997, respectively.

3.       NOTES PAYABLE

    A summary of notes payable of the Company at June 30, 1997 and December 31, 1996 is as follows (dollars in thousands):

                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    1997            1996
                                                                                 ----------    -------------

                 Equipment notes payable -  10.0% - 12.0%, due 1998...........    $ 1,920      $
                 Other notes payable -  10.5% - 12.9%/quarter, due 1997.......      1,271            589
                                                                                  -------      ---------
                      Notes payable...........................................    $ 3,191      $     589
                                                                                  =======      =========

     Other notes payable consisted of a $560,000 local currency revolving line of credit maintained by a foreign subsidiary and a $711,000 short-term note payable to a foreign bank. Both notes payable were repaid in full at the end of July 1997.

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

     On July 15, 1997, the Company's Brazilian subsidiary finalized an agreement with a former customer that resolved a long standing dispute relating to services rendered on contracts dating back to 1983. In settlement of all claims, the Company received payment, net of related costs and expenses, of approximately $2,350,000. The Company anticipates recording such amount in the third quarter. These funds were used to repay Brazilian debt, Brazilian trade payables and provide for general working capital.

5.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                           SIX MONTHS
                                                                                              ENDED
                                                                                            JUNE 30,
                                                                                     -----------------------
                                                                                     1997               1996
                                                                                     ----               ----
                                                                                            (UNAUDITED)
       CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
          Taxes, net of refunds......................................             $ 1,801             $1,606
          Interest, net of amounts capitalized.......................               2,374              2,901

       NONCASH INVESTING AND FINANCING ACTIVITIES:
          Property, plant and equipment debt additions...............               2,207             12,713
          Debenture conversion.......................................                  80



6.    SUBSEQUENT EVENT

     At a hearing before the Court on August 4, 1997, the adequacy of the Disclosure Statement (to which the Second Amended Plan of Reorganization of Grant Geophysical, Inc. (the "Plan") is attached) was approved. Voting on the Plan by Grant's creditors and preferred shareholders will commence on August 13, 1997 and will be concluded by September 8, 1997. A hearing before the Court is scheduled to be held on September 12, 1997 to confirm the Plan.

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

     Since filing its voluntary petition on December 6, 1996, Grant has continued to operate in the ordinary course of business as debtor-in-possession. On February 4, 1997, the Bankruptcy Court approved a Final Financing Order authorizing Grant to enter into an agreement to obtain secured post-petition financing with Foothill Financial Corporation (the "Lender") under which agreement the Lender continued to advance funds to Grant for its operations. The Lender agreed to make revolving advances not to exceed $12,500,000 through June 30, 1997. The advances are not to exceed a borrowing base equal to a percentage of certain trade accounts receivable and an overadvance amount. The Final Financing Order was amended by order of the Bankruptcy Court on April 9, 1997 to revise the overadvance amount to $7,000,000 and to extend the maturity date to September 30, 1997. The
Financing Order also includes an internal cash management and reporting system containing certain requirements that Grant operate within an approved budget and restrictions in the movement of cash from the Company's domestic operations to most foreign locations. This latter restriction has not adversely affected foreign operations.

     The Company's indebtedness at June 30, 1997, totaled $99,560,000 and included $79,085,000 of pre-petition liabilities subject to Grant's bankruptcy proceeding. Grant's stockholders' deficit at that date totaled $34,270,000. The ultimate recovery, if any, by Grant's various parties at interest will depend on the resolution of the bankruptcy proceeding and the terms of a plan of reorganization.

       On March 14, 1997, Grant announced that it had entered into a term sheet with Elliott Associates L.P. ("Elliott") pursuant to which Elliott would, subject to terms and conditions of a definitive agreement, make certain capital investments in connection with a plan of reorganization. In response to other offers received by Grant in accordance with certain bidding procedures ordered by the Bankruptcy Court, Elliott submitted a revised offer and term sheet ("Revised Term Sheet"). Both Grant and the Official Committee of Unsecured Creditors determined that Elliott's Revised Term Sheet was the highest and best offer received by Grant. On June 23, 1997, this decision was announced to the Bankruptcy Court and the Revised Term Sheet was filed with the Bankruptcy Court.

    On July 7, 1997, in accordance with the provisions of the Revised Term Sheet, Grant filed the First Amended Plan of Reorganization of Grant Geophysical, Inc. and the accompanying Disclosure Statement. The First Amended Plan was further amended by the filing, on August 4, 1997, of the Second Amended Plan of Reorganization (the "Plan"). In general, the Plan provides, among other things, for the creation of a special purpose acquisition corporation, referred to as Newco, that will be controlled by Elliott. Elliott will invest $23,750,000 directly into Newco and will, in addition, underwrite a $23,750,000 rights offering of the common stock of Newco or any successor of Newco. Those rights will be offered to the existing holders of Grant's preferred stock and its unsecured creditors at a price of $5 per right (or its economic equivalent in the event such rights are offered by a successor of Newco). The rights offering will not be extended to the holders of Grant's common stock and, once the reorganization has been completed, all currently outstanding common and preferred stock of Grant will be canceled.

    Under the Plan, Newco will assume approximately $15,100,000 of Grant's secured debt. The remaining obligations of secured creditors which are not assumed by Newco will be paid in full, in cash. Grant's unsecured creditors will receive cash from a pool of funds to be established from the contributions to be made by Elliott and from cash received from the rights offering. Elliott will also establish a working capital facility for Newco of at least $5,000,000 at the time the reorganization is completed. Also, following the reorganization, Newco will change its name to Grant Geophysical, Inc. and Grant will change its name to GGI Liquidating Corporation.

    At a hearing before the Bankruptcy Court on August 4, 1997, the adequacy of the Disclosure Statement (to which the Plan is attached) was approved. Voting on the Plan by Grant's creditors and preferred shareholders will commence on August 13, 1997 and will be concluded by September 8, 1997. A hearing before the Bankruptcy Court is scheduled to be held on September 12, 1997 to confirm the Plan. Assuming confirmation of the Plan, closing of the reorganization will occur within 30 days and initial distributions to creditors are expected to commence no later than January 31, 1998.

    In connection with the rights offering, Newco expects to file a Registration Statement with the Securities and Exchange Commission ("SEC") covering the rights, and the common stock of Newco (or any successor) which will be issued pursuant thereto. In the event the rights offering has not been completed by December 31, 1997, Elliott is obligated to fund to Newco the entire $23,750,000 covered by the rights offering pending completion of the rights offering.

    Following the completion of the rights offering, Elliott will own approximately 65% of Newco, which percentage could increase to 100%, depending upon the number of rights which are exercised by the holders of Grant's unsecured debt and preferred stock.

RESULTS OF OPERATIONS

     The Company's operating profitability is dependent upon the mix of contracts in effect during any given period.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     The Company's consolidated revenues increased 37% ($9,922,000) to $36,873,000. This increase is the result of significant increases in crew activity in both the United States and international locations.

     Revenues from United States operations increased 31% ($3,563,000) to $15,044,000. During both periods the Company operated seven seismic crews. The increase in revenues can be attributed to the activity of a shallow water transition zone crew operating off the coast of Louisiana. During the three months ended June 30, 1997, revenues from that crew were approximately $6,960,000 compared with $2,942,000 for the same period in 1996. The 1997 revenues were from one contract that began in March 1997 and was completed in mid-July. It is anticipated that revenues from this crew in the coming quarter will be materially less than those recorded in the second quarter.

     Latin America revenues increased 28% ($4,096,000) to $18,780,000. During the second quarter of 1997, the Company operated a total of five crews in Colombia, Ecuador and Brazil. In the second quarter of the prior year there were seven crews in operation in Colombia, Bolivia, Peru and Brazil. The revenue increase in the current quarter compared to the second quarter of 1996 is the result of significant increases in activity in Colombia and Ecuador that was offset by the completion of operations in Bolivia in 1996. The two Colombian crews operating during the second quarter completed work during the last week in June 1997. One of the crews is scheduled to begin a new project in Colombia in August 1997.

     Far East revenues increased 288% ($2,263,000) to $3,049,000. The Company operated one land seismic crew in Bangladesh for the three months ended June 30, 1997 and was mobilizing a shallow water transition zone crew that began operations offshore Bangladesh in July 1997. During the same period in 1996, the Company was experiencing some difficulty mobilizing the current land crew in Bangladesh due to civil unrest. In addition to Bangladesh, the Company is exploring other opportunities in Indonesia and surrounding countries.

     Direct operating expenses increased by $7,340,000 but decreased as a percentage of revenue to 77% from 78%. The decrease is primarily the result of more efficient operations in Colombia. The overall dollar increase is the result of the increased revenues recorded during the period.

     Other operating expenses, which consist of general and administrative expenses at the corporate headquarters and in foreign locations, decreased as a percentage of revenues to 6% from 9%. This was the result of cost reductions at the corporate offices during the fourth quarter of 1996 and a reduction in foreign overhead due to the sale of the Company's Nigerian operations.

     Depreciation and amortization increased 14% ($362,000) to $2,978,000. This increase is the result of depreciation on equipment that had been leased in the prior year and was converted to owned equipment effective January 1997.

     Interest expense increased 10% ($124,000) to $1,312,000. This increase is the result of increased interest paid on the post-petition financing with Foothill Capital that is partially offset by lower interest expense in the foreign locations due to a lower level of foreign debt.

     Interest income of $196,000 is the result of interest earned on cash advances from a customer received in December 1996. All of the advances had been earned as of June 30, 1997.

     Reorganization costs of $787,000 relate to charges incurred in connection with Grant's reorganization process. There are no comparable charges in the second quarter of 1996.

     The income tax provision in both periods consists of income taxes in foreign locations. The increase from prior period is the result of the increase in taxable income in Colombia. No provision for US Federal income tax was made in either period as the Company currently has net losses available for carryforward.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

     The Company's consolidated revenues for the year increased 23% ($12,410,000) to $67,169,000. This is primarily the result of increased activity in Latin America and the Far East.

     Revenues from the United States increased 7% ($1,578,000) to $25,725,000. The Company operated seven crews during both periods: five land crews and two shallow water transition zone crews. The revenue increase is largely the result of an increase in activity from one of the Company's shallow water transition zone crews operating off the coast of Louisiana and was partially offset by a decrease in activity from one of the land crews.

     In Latin America revenues increased 28% ($7,938,000) to $35,928,000. During the first six months in 1997, the Company operated six crews in Colombia, Ecuador, Brazil and Peru. This compares to the same period in 1996 when eight crews were active in Peru, Colombia, Bolivia and Brazil. The increase in revenues is the result of a significant increase in operations in Colombia, Ecuador and Brazil that was offset by the completion of the Bolivian operations in 1996, and the shutdown of the Peruvian operations in the first quarter of 1997. The Colombian operations contributed $19,703,000 in 1997 compared to only $7,078,000 in 1996 and the Peruvian operations contributed only $2,696,000 in 1997 compared to $11,898,000 in 1996. In Peru, all operations were completed in January 1997 and the crews and equipment withdrawn over a two month period. The two Colombian crews completed operations in late June 1997 and one crew is currently scheduled to begin a new project in August 1997.

     Far East revenues increased 226% ($3,822,000) to $5,516,000. The Company operated one land seismic crew the full six months of 1997 in Bangladesh and was mobilizing a second Bangladesh shallow water crew from April 1997 to June 1997 (this crew began operations in July 1997). This compares to the same period in 1996 when there was only one month of revenue from a crew completing operations in Indonesia and the Company was experiencing significant delays while mobilizing the current Bangladesh land crew due to local civil unrest.

     The Company had no revenue from Nigeria during the six months ended June 30, 1997 as compared to $928,000 for the same period in 1996. Due to several factors: the risk of operating in Nigeria, the high cost of mobilizing a crew and limited resources available, a decision to sell the Nigerian operations was made in December 1996. The sale was completed in April 1997. The effect of the sale was recorded in 1996 and, therefore, had no impact on the six months ended June 30, 1997.

     Direct operating expense as a percentage of revenue decreased to 77% from 79%. This was the result of more efficient operations in Colombia and the elimination of expenses due to the shutdown of the Company's Nigerian operations in December 1996. The overall dollar increase of $8,784,000 is due to increased revenues in both the international and domestic areas.

     Other operating expenses, which consist of general and administrative expenses at the corporate headquarters and in foreign locations, decreased as a percentage of revenues to 6% from 9%. This was the result of cost reductions at the corporate offices during the fourth quarter of 1996 and a reduction in foreign overhead due to the sale of the Nigerian operations.

     Depreciation and amortization increased 12% ($603,000) to $5,589,000. This increase is the result of depreciation on equipment that was being leased in the prior year and was converted to owned equipment effective January 1997.

     Interest expense increased 7% ($185,000) to $2,703,000. This increase is the result of increased interest paid on the post-petition financing with Foothill Capital that is partially offset by lower interest in the foreign locations due to a lower level of foreign debt.

     Interest income increased $180,000 to $200,000 as the result of interest earned on cash advances from a customer received in December 1996. All of the advances had been earned as of June 30, 1997.

     Reorganization costs of $1,780,000 relate to charges incurred in connection with Grant's reorganization process. There are no comparable charges in the first six months of 1996.

     Other income of $215,000 relates to a foreign exchange gain in Colombia and the settlement of a law suit.

     The income tax provision in both periods consists of income taxes in foreign locations. The increase from prior period is the result of the increase in taxable income in Colombia. No provision for US Federal income tax was made in either period as the Company currently has net losses available for carryforward.

LIQUIDITY AND CAPITAL RESOURCES

    For more than a one year prior to filing for chapter 11, the Company as a whole, and Grant in particular, experienced chronic liquidity problems. By the second half of 1996, these problems had become severe. During this period, payments were delayed to trade creditors, holders of Grant's secured and unsecured note obligations and to lessors of capital equipment. In addition, dividends on Grant's preferred stock had been omitted since December 1992. Further, a lack of funding created delays in the startup of certain operations and seriously affected the efficiency of other ongoing projects. Exacerbating the crisis during the second half of 1996 were significant and continuing cash flow losses on certain crews operating in Peru and in the United States coupled with the continuation of investment in the Citation system.

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

    Immediately prior to and following the chapter 11 filing, the Company took a number of steps to substantially reduce its cash outflows. The most significant of these was the renegotiation of certain contracts in Peru and the subsequent withdrawal of all equipment and personnel from that country, the cessation of certain transition zone operations in the United States and a suspension of all work on the Citation system.

     Grant's short-term liquidity has improved in recent weeks but remains restricted. The Company's primary sources of liquidity since filing for chapter 11 are its cash, cash flow from operations, advances from customers, available lines of credit in foreign locations and Grant's post petition working capital line of credit.

     On July 15, 1997, the Company's Brazilian subsidiary finalized an agreement with a former customer that resolved a long standing dispute relating to services rendered on contracts dating back to 1983. In settlement of all claims, the Company received payment, net of related costs and expenses, of approximately $2,350,000. The Company anticipates recording such amount in the third quarter. These funds were used to repay Brazilian debt, Brazilian trade payables and provide for general working capital.

     At June 30, 1997, the Company had cash of approximately $4,489,000, substantially all of which was held by the Company's foreign operations. On the Petition Date, Grant and the Lender entered into a Bankruptcy Court approved interim financing order which provided for the Lender to continue to make certain working capital advances to Grant for its United States and certain foreign operations. On February 4, 1997 this interim financing order became final and such final order was thereafter amended on April 9, 1997. Under the amended financing order, the Lender has made available the loans as discussed earlier in this Management's Discussion. As of August 6, 1997, Grant had borrowed $8,548,000 under the Amended Financing Order and there was $2,219,000 available for borrowing.

     For the quarter ended June 30, 1997, the Company's capital expenditures totaled approximately $2,663,000. As a result of newly awarded contracts, the Company believes that its capital spending requirements for the remainder of 1997 will be approximately $3,000,000 and that such amount will be adequate to support its operations.

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

     Recent Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The requirements of this statement will be effective for both interim and annual periods ending after December 15, 1997. Management does not believe that the implementation of SFAS 128 will have a material effect on its financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The requirements of this statement will be effective for both interim and annual periods beginning after December 15, 1997. Management does not believe that the implementation of SFAS 130 will have a material effect on its financial statements.

                                    PART II

                               OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      List of Exhibits

              Exhibit No.
              -----------

                 2.01     Disclosure Statement including the Second Amended
                              Plan of Reorganization of Grant Geophysical, Inc.

                 11.01      Computation of Income (Loss) Per Common and Common
                              Equivalent Share for the Six Months Ended
                              June 30, 1997 and 1996.

                 11.02 -    Computation of Income (Loss) Per Common and Common
                              Equivalent Share for the Three Months Ended
                              June 30, 1997 and 1996.

                 27.01 -    Financial data schedule.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   GRANT GEOPHYSICAL, INC.
                                                        (REGISTRANT)



Date     August 14, 1997                         By Larry E. Lenig, Jr.
  --------------------------------------            ----------------------------
                                                      Larry E. Lenig, Jr.
                                                    Chief Operating Officer,
                                                            President
                                                  (Principal Executive Officer)



Date     August 14, 1997                         By Michael P. Keirnan
  --------------------------------------            ----------------------------
                                                         Michael P. Keirnan
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                         Accounting Officer)

                              INDEX TO EXHIBITS

   Exhibit No.               Description
   -----------               -----------

      2.01     Disclosure Statement including the Second Amended
               Plan of Reorganization of Grant Geophysical, Inc.

     11.01     Computation of Income (Loss) Per Common and Common
               Equivalent Share for the Six Months Ended
               June 30, 1997 and 1996.

     11.02 -   Computation of Income (Loss) Per Common and Common
               Equivalent Share for the Three Months Ended
               June 30, 1997 and 1996.

     27.01 -   Financial data schedule.