Form 10-K
period 1997-12-31
GRANT GEOPHYSICAL INC
filed 1998-03-31
CIK 866722

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF
    1934*

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from________to________

                        Commission file number:

                            GRANT GEOPHYSICAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                                      76-0548468
                  ---------                                    ------------
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

       16850 Park Row, Houston, Texas                              77084
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       Registrant's telephone number, including area code: (281) 398-9503

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) of the Act:

                                      None

     Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirement for the past 90 days.  [ ] Yes     [X] No

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [ ]

     All of the outstanding capital stock of the registrant is held by Elliott Associates, L.P. and Westgate International, L.P.

     As of March 31, 1998, 14,152,555 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding.

                   Documents incorporated by reference:  None

*This Annual Report on Form 10-K is filed pursuant the Indenture, dated as of February 18, 1998, filed as an Exhibit hereto.
================================================================================

                                     PART I

     Investors are cautioned that certain statements in this Form 10-K Annual Report are forward looking and involve risk and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and assumptions made by management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to factors such as weather conditions, demand for seismic data acquisition services in general and specifically for the Company's services, and other factors identified in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K Annual Report. The Company undertakes no obligation to update any forward looking statements made in this Form 10-K Annual Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disclosure Regarding Forward-Looking Statements."

ITEM 1.  BUSINESS.

OVERVIEW

     Grant Geophysical, Inc., a Delaware corporation ("Grant," or the "Company"), was formed in September 1997. On September 30, 1997, Grant acquired substantially all of the assets and assumed certain liabilities of GGI Liquidating Corporation ("GGI") pursuant to GGI's Second Amended Plan of Reorganization (the "Plan"), which was confirmed by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on September 15, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." In December 1997, Grant acquired all of the common stock of Solid State Geophysical Inc. ("Solid State"). Unless otherwise indicated, the information set forth herein reflects the recent acquisition (the "Acquisition") of Solid State. Unless the context otherwise requires, pro forma data contained herein gives effect to Grant's purchase of GGI's assets and certain related transactions and the Acquisition as if they were completed as of January 1, 1997.

     The Company is a leading provider of seismic data acquisition services in land and transition zone environments in selected markets, including the United States, Canada, Latin America and the Far East. Through its predecessors, including GGI and Solid State, the Company has participated in the seismic data acquisition services business in the United States and Latin America since the 1940s, the Far East since the 1960s and Canada since the 1970s. The Company has conducted operations in each of these markets, as well as in the Middle East and Africa, in the past three years. The Company's seismic data acquisition services typically are provided on an exclusive contract basis to domestic and international oil and gas companies and seismic data marketing companies. The Company also owns interests in certain multi-client seismic data covering selected areas in the United States and Canada that is marketed broadly on a non-exclusive basis to oil and gas companies.

     According to industry sources, as of March 15, 1998, the Company was the third largest land seismic data acquisition company in the western hemisphere, based on the number of seismic data acquisition crews in operation. As of March 15, 1998, the Company was operating or mobilizing 22 seismic data acquisition crews, consisting of 18 land and four transition zone crews, utilizing approximately 30,000 seismic recording channels, which use sophisticated equipment to perform specialized 3D and 2D seismic surveys. All of the Company's seismic data acquisition crews are capable of performing surveys in land environments, and four are equipped to perform surveys in transition zone environments. Transition zone environments include swamps, marshes and shallow water areas that require specialized equipment and must be surveyed with minimal disruption to the natural environment. Three transition zone crews employ remote digital seismic data recording systems, which are used primarily to perform surveys in certain logistically challenging areas, such as highly populated regions where cable-based recording systems are impractical. The Company has over 20 years of experience operating in transition zone environments.

     As of March 15, 1998, the Company was operating or mobilizing a total of six crews in the United States, consisting of four land and two transition zone crews, six land crews in Latin America, six land crews in Canada and four crews in the Far East, consisting of two land and two transition zone crews. For the twelve months ended December 31, 1997, on a pro forma basis, the Company's total revenues were $173.9 million, with approximately 40.2% from Latin America, 35.4% from the United States, 11.3% from Canada, 5.3% from Africa and 7.8% from the Far East. As of December 31, 1997, the Company estimates that its total backlog was approximately $144.4 million, with approximately 92% of such amount expected to be completed in 1998.

     Grant's principal office is located at 16850 Park Row, Houston, Texas 77084 and its telephone number is 281-398-9503.

THE INDUSTRY

     Oil and gas companies regularly use seismic data acquisition services to image and identify underground geological structures likely to trap hydrocarbons, both to aid in the exploration for and development of new hydrocarbon reservoirs and to enhance production from existing reservoirs. Seismic data has been used in the exploration for oil and gas since the late 1920s, and the application of seismic technology frequently has led to significant discoveries of new oil and gas reservoirs. Seismology encompasses the generation and recording of reflected or refracted seismic energy that, when computer processed, produces 3D images or 2D cross sections of the earth's subsurface structures. The computer processed seismic data is used by geoscientists to identify geological characteristics favorable for the accumulation of oil and gas and to evaluate the potential for commercial production of oil and gas. More recently, seismic data has been used to monitor and optimize the production of existing oil and gas reservoirs. During the last fifty years, seismology has become the leading method used by oil and gas companies to identify and image underground geological structures favorable for hydrocarbon accumulation. Recent advances in seismic data acquisition techniques, coupled with improvements in computer technology, have resulted in an increased demand for seismic data acquisition services in both the exploration for and development of new reservoirs and the further development of existing reservoirs.

     Seismic data acquisition services companies acquire seismic data in land and transition zone environments by deploying thousands of seismic sensors, called geophones, over a portion of the area to be covered by the survey. An energy source, such as a small explosive charge or mechanical vibrating unit, is used to generate seismic energy that moves through the earth's subsurface and is reflected by various underlying rock layers to the surface, where it is detected by the geophones. For 2D seismic data acquisition, the typical configuration of geophones and energy sources is a single line with an energy source and small groups or strings of geophones placed at even intervals every few hundred feet along the line. A geophone string typically consists of six to twelve geophones connected by a cable. For 3D seismic data acquisition the typical configuration is generally a grid of perpendicular lines spaced a few hundred to a few thousand feet apart, with geophone strings spaced at intervals every few hundred feet along one set of parallel lines and energy sources spaced at intervals every few hundred feet along the perpendicular lines. Recording configurations must be carefully designed to provide optimal imaging of the targeted subsurface structures, while taking into account surface obstructions such as oil and gas wells and pipelines, or restricted areas where permits to enter cannot be obtained.

     As many as six geophone strings are connected to a field recording box, which collects the seismic data from those geophones. The electrical output of each geophone string becomes the electrical input for one recording channel, or "trace," of seismic data. Once the geophones and field recording boxes are deployed over a portion of the survey area, an energy source is activated, the reflected seismic energy is detected by the geophones, and the signals from the geophones are collected and digitized by the field recording boxes. These boxes in turn transmit the seismic data by cable, radio telemetry or through hand-held data collection units to a central recording system. The geophones and field recording boxes from one end of the single recording line in the case of 2D seismic data, or an area of multiple recording lines in the case of 3D seismic data, are then removed and relocated elsewhere in the survey area. The seismic energy source is again activated and the entire process is repeated, moving a few hundred feet at a time, until the entire survey area is covered.

     Historically, the acquisition of 2D seismic data was the principal seismic data acquisition technique. However, with the advancement and miniaturization of seismic data recording equipment and the improvement of computer technology in the past ten years, high-density surveys, or 3D seismic data, which provide a much more comprehensive subsurface image, have become the industry standard. Recent technical advances in seismic data acquisition and computer processing have also resulted in the acquisition of higher-resolution surveys using three-component geophones, known as 3C-3D, which permit the recording of shear wave information, in addition to conventional vertical profile seismic data. In addition, the industry is increasingly utilizing time-lapse 3D, or 4D, seismic data acquisition techniques, where surveys are periodically reacquired to monitor and optimize production of existing reservoirs.

     Technical advances in the seismic services industry have increased the probability of oil and gas exploration success and improved the delineation of subsurface geological structures, which have in turn lowered overall exploration and development costs and increased worldwide demand for seismic services. In addition, the industry is experiencing growing demand for non-exclusive multi-client seismic data due to the high cost and risk of drilling exploration wells and the relatively high cost of acquiring and processing 3D seismic data. Multi-client data allows numerous oil and gas companies to purchase the same seismic data, thereby expanding the overall market for such data while lowering the price charged each customer.

LAND AND TRANSITION ZONE SEISMIC DATA ACQUISITION

     A land or transition zone seismic data acquisition crew typically consists of a surveying crew that lays out the lines to be recorded and marks the sites for energy source or geophone placement and equipment location, an explosives or mechanical vibrating or compressed air unit crew, and a recording crew that lays out the geophones and field recording boxes, directs shooting operations and records the seismic energy reflected from subsurface structures. A land seismic data acquisition crew utilizing an explosives unit is supported by several drill crews, generally furnished by third parties under short-term contracts. Drill crews operate in advance of the seismic data acquisition crew and bore shallow holes for small explosive charges that, when detonated, produce the necessary seismic impulse. In locations where conditions dictate or where the use of explosives is precluded due to regulatory, topographical or ecological factors, a mechanical vibrating unit or compressed air unit is substituted for explosives as the seismic energy source. The Company also employs specialized crew mobilization equipment to improve productivity in certain applications, including helicopters for rugged terrain or in agricultural areas, small water craft for transition zone applications, and man-portable equipment in jungle and other environments where vehicular access is limited. Depending on the size of the seismic survey, the location and other logistical factors, a typical land seismic data acquisition crew operated by the Company may involve from as few as 30 to as many as 1,500 employees.

     One of the challenges inherent in land seismic data acquisition is operating in challenging logistical environments without disrupting the sensitive ecosystems in which surveys are frequently located. The Company currently operates three seismic crews that employ remote digital seismic equipment, which can be deployed without the use of conventional seismic cables, thereby allowing access to such environments. Remote digital seismic equipment, which uses radio signals to transmit data, is typically used in transition zone and other logistically challenging environments such as highly populated regions with numerous topographic obstructions and areas where conventional cable-based recording systems are impractical. The Company has over 20 years of experience operating in transition zone environments in the Gulf Coast region of the United States, the Far East and Africa.

     Once recorded by the seismic data acquisition crew, seismic data is computer processed to enhance the recorded signal by reducing noise and distortion and improving resolution to produce a representation of the survey site's subsurface structures. The Company presently does not perform seismic data processing services, although it plans to initiate such services in the future.

     The Company markets its seismic data acquisition services from its Houston and Calgary corporate offices and its regional and international administrative centers by personnel whose duties include technical, supervisory or executive responsibilities. The Company works closely with its clients to plan seismic data acquisition projects in accordance with their specifications. Contracts are executed with oil and gas companies on either a turnkey, term or cost-plus basis. Turnkey contracts provide for payments from customers based upon the amount of data collected. Term contracts provide that the customer is responsible for a periodic fee during the term of the project. Cost-plus basis contracts provide that the costs of a project plus a percentage fee are borne by the customer, which significantly reduces the Company's risk of a cost overrun. In addition, the Company's contracts typically specify the amount of weather and other downtime risk that will be borne by the Company.

     Contracts are usually awarded on a competitive bid basis. Contracts for seismic data acquisition services outside the United States are typically denominated in U.S. dollars, Canadian dollars or other currencies that the Company believes to be stable. The Company's operations in certain areas outside the United States and Canada may, however, require the Company to denominate contracts in the local currency or partially in U.S. dollars and partially in the currency of the country of operation. In such contracts, the local currency is usually used to pay local crew-related expenses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Exchange Gains and Losses."

MARKETS

     The Company is presently active in the United States, Canada, Latin America and the Far East and has conducted activities in the Middle East and West Africa within the last three years. The following table sets forth the Company's revenues by geographic area, on a pro forma basis, for the periods shown:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1995        1996        1997
                                                             --------    --------    --------
United States..............................................  $ 51,079    $ 53,485    $ 61,630
Canada.....................................................    16,796      15,824      19,591
Latin America..............................................    32,623      60,688      69,877
Far East...................................................     3,621       5,412      13,482
Africa and Middle East.....................................    19,346       2,746       9,285
                                                             --------    --------    --------
                                                             $123,465    $138,155    $173,865
                                                             ========    ========    ========

---------------

  Solid State's fiscal year end is August 31. For pro forma purposes, revenues for Solid State have been adjusted to reflect the periods December 1 through November 30 for each of the years ended 1995 and 1996 and to reflect the period December 1, 1996 through August 31, 1997 to combine with GGI's years ended 1995 and 1996 and the nine months ended September 30, 1997 and the Company's three months ended December 31, 1997. The revenues for the three months ended December 31, 1997 includes the combined operations of Solid State and Grant. See Note 1 to the consolidated financial statements of the Company. See Note 5 to the consolidated financial statements of the Company and GGI for additional geographic information.

BACKLOG

     The Company's backlog for seismic data acquisition services represents the revenues anticipated to be received by the Company in connection with commitments for contracted services received from its customers. As of December 31, 1997, the Company estimates that its total backlog was approximately $144.4 million, with approximately 92% of such amount expected to be completed in 1998, as compared to a total backlog of approximately $100 million as of December 31, 1996. Most of the Company's contracts are terminable by the customer upon relatively short notice and, in some cases, without penalty. The Company's backlog as of any particular date is not indicative of the likely operating results for any succeeding period, and there can be no assurance that the amount of backlog will ultimately be realized as revenue.

CAPITAL EXPENDITURES AND TECHNOLOGY

     The Company's ability to compete and maintain a significant market position in the land seismic data acquisition business is partially driven by its ability to provide technology comparable to that of its primary competitors. Accordingly, the Company continually maintains and periodically upgrades its seismic data acquisition equipment to maintain its competitive position. The Company committed approximately $12 million of capital expenditures during the fourth quarter of 1997 and has budgeted approximately $21 million for this purpose in 1998. Capital expenditures in 1998 will be used principally to upgrade and expand its seismic data acquisition equipment. In addition, the Company has budgeted approximately $16 million of expenditures, before customer commitments, for multi-client data acquisition projects in 1998.

     In connection with its capital expenditure program, the Company focuses its efforts on developing operating procedures and acquiring equipment that will enhance the efficiency of its seismic data acquisition crews and reduce the time required to complete projects. The Company's strategy does not contemplate the development of proprietary seismic data acquisition equipment, but instead relies on the use of third-party equipment suppliers to provide such equipment, although certain equipment will be customized to the Company's specifications to enhance operating efficiency. Certain of the equipment, processes and techniques used by the Company are subject to the patent rights of others, and the Company holds non-exclusive licenses with respect to a number of such patents. While the Company regards as beneficial its access to third-party technology through licensing, the Company believes that substantially all presently licensed technology could be replaced without significant disruption to the business.

LICENSING OF MULTI-CLIENT DATA

     The Company presently owns a small library of multi-client seismic data that is licensed to oil and gas companies on a non-exclusive basis and has an interest in certain multi-client data that is owned by third-parties. This data was previously acquired by GGI and Solid State in three principal areas: southern Louisiana, New Mexico and western Canada. At December 31, 1997, the carrying value of multi-client data acquired by Solid State was approximately $5.7 million.

     In October 1997, Grant entered into an agreement with Millennium Seismic, Inc. ("Millennium") to develop, market and regularly conduct non-exclusive seismic surveys. Millennium's management has significant experience in the planning, development and sale of multi-client surveys in the United States. Under the agreement with Millennium, all surveys developed and acquired will be owned by the Company, and Millennium will receive payments based on the revenues obtained through licensing the acquired data. The Company plans to expand its acquisition of multi-client seismic data by conducting additional surveys that are partially or wholly funded by multiple customers. For 1998, the Company has budgeted approximately $16 million of expenditures, before customer commitments, for multi-client data acquisition activities.

     Factors considered by the Company when determining whether to undertake a multi-client survey include the availability of customer commitments to offset a percentage of the survey cost, the number of potential customers for the completed data, the location to be surveyed, the probability and timing of future lease, concession, exploration and development activity in the area, and the availability, quality and price of competing data. Although the Company anticipates obtaining commitments for a substantial majority of the cost of any future multi-client data survey and conducts thorough market and cost analyses to determine the market demand and necessary funding prior to undertaking a project, the Company still may not be able to fully recoup its costs if it substantially underestimates the cost or overestimates market demand for such multi-client project.

CUSTOMERS AND PROJECTS

     The Company's customers consist of domestic and international oil and gas companies and seismic data marketing companies. As is the case for many service companies in the oil and gas industry, a relatively small number of customers or a limited number of significant projects may account for a large percentage of the Company's net sales in any given year. Moreover, such customers and projects may, and often do, vary from year to year. During 1996 and the first nine months of 1997, GGI's five largest customers accounted for approximately 42.3% and 53.0%, respectively, of GGI's net sales. GGI, during 1996, had revenues from a U.S. based international oil company of approximately $14.8 million (14%). In the first nine months of 1997, GGI had revenues from a foreign national oil company of approximately $14.0 million (15%) and also from a U.S. based exploration company of approximately $9.9 million (11%). During 1997, on a pro forma basis, the five largest customers of the Company accounted for approximately 31.9% of the Company's net sales. During 1997, on a pro forma basis, no customer accounted for 10% or more of the Company's combined revenues. Although GGI and Solid State have had long-term relationships with numerous customers, the continuation of these relationships is primarily dependent on the customers' needs for the Company's services and the customers' ongoing satisfaction with the price, quality, dependability and availability of the Company's services.

COMPETITION

     The acquisition of seismic data for the oil and gas industry is highly competitive worldwide. However, as a result of changing technology and increased capital requirements, the seismic industry has consolidated substantially since the late 1980s, thereby reducing the number of competitors. The Company's principal competitors in North America are Western Atlas, Inc. ("Western Atlas"), Veritas DGC, Inc., Geco-Prakla Inc. ("Geco-Prakla"), a subsidiary of Schlumberger Limited, and several regional competitors. In Latin America and the Far East, the Company competes with Western Atlas, Compagnie General de Geophysique, Geco-Prakla, and several other local competitors. Competition is based primarily on price, crew availability, prior performance, technology, safety, quality, dependability and the contractor's expertise in the particular area where the survey is to be conducted.

EMPLOYEES

     As of December 31, 1997 the Company employed approximately 750 full-time personnel worldwide and approximately 2,600 auxiliary field personnel on temporary contracts. None of the Company's employees is subject to collective bargaining agreements. The Company considers its relations with its employees to be good.

ENVIRONMENTAL MATTERS/GOVERNMENTAL REGULATION

     The Company's domestic operations are subject to a variety of federal, state and local laws and regulations relating to the protection of human health and the environment, the violation of which may result in civil or criminal penalties. The Company invests financial and managerial resources to comply with such laws and regulations and management believes that it is in compliance in all material respects with applicable environmental laws and regulations. Although such environmental expenditures by the Company historically have not been significant, there can be no assurance that these laws and regulations will not change in the future or that the Company will not incur significant costs in the future performance of its operations. The Company is not involved in any legal proceedings concerning environmental matters and is not aware of any claims or potential liability concerning environmental matters that could have a material adverse impact on the Company's business or consolidated financial condition.

     The Company's operations outside of the United States are subject to similar environmental regulation in a number of foreign locations, including Canada, Latin America, and the Far East. Management believes that the Company is in material compliance with the existing environmental requirements of these foreign governmental bodies. The Company has not incurred any significant environmental cost in connection with the performance of its foreign operations; however, any regulatory changes that impose additional environmental restrictions or requirements on the Company or its customers could adversely affect the Company through increased operating costs and decreased demand for the Company's services.

ITEM 2.  PROPERTIES.

     The Company owns a 30,000 square foot building and storage yard in Houston, Texas which serves as its corporate headquarters, warehouse and staging facility. The Company also owns its office, staging and repair facility located on a two acre tract in New Iberia, Louisiana. In Calgary, Alberta, Canada, the Company owns an 18,000 square foot building and storage yard that serves as the Company's Canadian headquarters. In addition, the Company leases office, warehouse and storage space in areas throughout the world as may be required from time to time to support the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS.

     On December 11, 1997, certain holders of interests under the Plan, acting through an "ad hoc" committee (the "Plaintiffs") commenced a lawsuit in the Bankruptcy Court against Grant, GGI, Elliott Associates, L.P. ("Elliott"), Westgate International, L.P. ("Westgate") and Solid State. The lawsuit alleges that (i) GGI and Elliott breached their obligations under the Plan by seeking to complete the Acquisition prior to commencing an offering of the Company's common stock, par value $.001 per share ("Common Stock"), to certain holders of claims and other interests under the Plan (the "Subscription Offering"), (ii) the Acquisition and certain related transactions are unfair to the Plaintiffs because they dilute the value of the Common Stock to be issued to them under the Subscription Offering and impair the Company's equity value and (iii) the Acquisition and certain related transactions could and should have been, but were not, adequately disclosed in the disclosure statement filed with the Bankruptcy Court regarding the Plan. The Plaintiffs have requested (i) compensatory and punitive damages in an unstated amount and (ii) revocation of the Plan.

     In addition, the Plaintiffs sought to enjoin completion of the Acquisition and certain related transactions pending a trial on the merits. This request for injunctive relief was denied by the Bankruptcy Court on December 16, 1997, and was denied on appeal by the United States District Court for the District of Delaware on December 19, 1997. Currently, discovery for the lawsuit is ongoing; however, no trial date has been set. The Company believes that all claims by the Plaintiffs are without merit and plans to vigorously defend the lawsuit. In addition, Elliott has agreed to indemnify the Company against any liability incurred by it in connection with the lawsuit. Nevertheless, if not resolved in the Company's favor, this lawsuit, and the potential for other lawsuits related to the Plan, could have an adverse effect on the Company's business, reputation, operating results and financial condition.

     The Company is also involved in or threatened with other various legal proceedings from time to time arising in the ordinary course of business. Management of the Company does not believe that any liabilities resulting from any such current proceedings will have a material adverse effect on its consolidated operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 1, 1997, Elliott and Westgate, being all of the holders of Preferred Stock and pursuant to a written consent without a meeting, elected Donald Russell and J. Kelly Elliott to serve as directors of Grant. On the same date, Elliott, as sole holder of Common Stock and pursuant to a written consent without a meeting, elected Larry E. Lenig, Jr. to serve as a director of Grant.

     On December 17, 1997, Elliott, as sole holder of Common Stock and pursuant to a written consent without a meeting, approved Grant's Restated Certificate of Incorporation increasing the authorized capital stock of Grant from 20,100 shares, consisting of 100 shares of Common Stock and 20,000 shares of cumulative pay-in-kind preferred stock, par value $.001 per share ("Preferred Stock"), to 25,020,000 shares of capital stock, consisting of 25,000,000 shares of Common Stock and 20,000 shares of Preferred Stock, and amending the terms of the Preferred Stock.

     On December 17, 1997, Elliott and Westgate, being all of the holders of Preferred Stock and pursuant to a written consent without a meeting, approved the Restated Certificate of Incorporation and consented to the redemption of 9,571.162 shares of Preferred Stock by Grant.

     On December 18, 1997, Elliott and Westgate, being all of the holders of Common Stock and pursuant to a written consent without a meeting, approved the form of Incentive Plan (as defined herein).

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the outstanding capital stock of the registrant is held by Elliott and Westgate (collectively, Elliott and Westgate are referred to as the "Principal Stockholders").

     On September 30, 1997, the Company issued 9,785.581 shares of Preferred Stock to each of Elliott and Westgate in exchange for an aggregate of $19,571,162 in cash and/or satisfaction of indebtedness of the Company.

     In connection with the consummation of the Plan, on September 30, 1997, the Company issued one share of Common Stock to Elliott in exchange for $1.00. On December 19, 1997, the Company effected a two-to-one stock split in the form of a stock dividend of shares to Elliott.

     On December 18, 1997, Grant exchanged 9,571.162 shares of Preferred Stock held by Elliott, together with accrued dividends thereon, for a $9.8 million subordinated note (the "Subordinated Note"), which accrued interest at the rate of 10.5% per annum. The Subordinated Note was repaid out of the net proceeds of the issuance of the Original Notes (as defined below).

     On December 19, 1997, in connection with the Acquisition, the Principal Stockholders transferred their shares of Solid State Stock to Grant in exchange for 4,652,555 shares of Common Stock.

     On December 30, 1997, the Company issued 4,094,495 shares of Common Stock to Elliott and 5,405,505 shares of Common Stock to Westgate in exchange for an aggregate of $33,953,054.

     On February 18, 1998, the Company issued $100 million aggregate principal amount of its 9 3/4% Senior Notes due 2008, Series A (the "Original Notes"), which are guaranteed by certain subsidiaries of the Company (the "Subsidiary Guarantors"). The Original Notes were issued pursuant to exemptions from, or in transactions not subject to, the registration requirements of the Securities Act of 1933 (the "Securities Act") and applicable state securities laws. In connection with the issuance of the Original Notes, the Company and the Subsidiary Guarantors entered into a registration rights agreement providing that, among other things, the Company and the Subsidiary Guarantors would offer to exchange up to $100 million aggregate principal amount of its 9 3/4% Senior Notes due 2008, Series B (the "Exchange Notes," and together with the Original Notes, the "Notes"), which are to be registered under the Securities Act, for up to $100 million aggregate principal amount of the outstanding Original Notes (the "Exchange Offer"). On March 27, 1998, the Company and the Subsidiary Guarantors, pursuant to the requirements of such registration rights agreement, filed with the Commission a Registration Statement on Form S-4 in connection with the Exchange Offer (the "Exchange Offer Registration Statement"). As of the date of this Subscription Offering Prospectus, the Exchange Offer Registration Statement has not been declared effective by the Commission. The net proceeds from the sale of the Original Notes were used to retire substantially all of the Company's then outstanding indebtedness and purchase certain leased equipment, and the remaining net proceeds are expected to be used by the Company to fund a portion of its capital expenditure program, multi-client acquisition activities and for working capital and other general corporate purposes.

     The foregoing transactions were effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

     On December 24, 1997, pursuant to the requirements of the Plan, the Company filed with the Commission a registration statement on Form S-1 (as amended, the "Subscription Offering Registration Statement") to register 3,459,414 shares of Common Stock held by the Principal Stockholders for sale in the Subscription Offering. The Company filed amendments to the Subscription Offering Registration Statement on February 4, 1998 and March 27, 1998. As of the date of this report, the Subscription Offering Registration Statement has not been declared effective by the Commission.

ITEM 6.  SELECTED FINANCIAL DATA.

     The statement of operations data for GGI is presented below as of the end of each of the years in the four-year period ended December 31, 1996 and the nine-months ended September 30, 1997 is derived from the consolidated financial statements of GGI. The balance sheet data of the Company at December 31, 1997 and the statement of operations data for the three months ended December 31, 1997 are derived from the consolidated financial statements of the Company. The selected historical financial data set forth below should be read in conjunction with the consolidated financial statements and the notes thereto included in
Item 8 of this Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    GGI                                       GRANT
                                   ---------------------------------------------------------------------   ------------
                                                                                            NINE MONTHS    THREE MONTHS
                                                                                               ENDED          ENDED
                                                  YEAR ENDED DECEMBER 31,                  SEPTEMBER 30,   DECEMBER 31,
                                   -----------------------------------------------------   -------------   ------------
                                      1993          1994          1995          1996           1997            1997
                                   -----------   -----------   -----------   -----------   -------------   ------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
STATEMENT OF OPERATIONS DATA:
Revenues.........................  $    69,255   $    73,691   $    91,996   $   105,523    $    92,705    $    37,868
Operating Income (loss)..........      (14,215)       (9,241)        4,999       (65,970)         6,794         (5,033)
Income (Loss) From Continuing
  Operations.....................      (16,953)      (11,438)        3,162       (76,027)          (425)        (5,666)
Net Income (Loss) applicable to
  common stock...................                                                                          $    (6,143)
                                   ===========   ===========   ===========   ===========    ===========    ===========
INCOME (LOSS) PER COMMON
  SHARE -- ASSUMING BASIC AND
  DILUTED:
  Continuing operations..........                                                                          $     (1.18)
  Dividend requirement on pay-in-
    kind preferred stock.........                                                                                 (.10)
 .................................
                                                                                                           -----------
  Net loss per common share......                                                                          $     (1.28)
 .................................
                                                                                                           ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
  Basic and diluted..............                                                                            4,797,935
CASH FLOW DATA:
Cash provided by (used in)
  Operating Activities...........  $     2,133   $     3,170   $     2,759   $    (9,346)   $     4,526    $     5,386
Cash provided by (used in)
  Investing Activities...........       (1,128)       (9,698)       (9,272)      (10,181)        (6,731)       (19,715)
Cash provided by (used in)
  Financing Activities...........       (3,486)        5,260         6,929        25,667          1,289         15,072
Capital Expenditures.............        5,781         8,463        14,921        25,799          4,154         12,400
RATIO:
Ratio of earnings to fixed
  charges and preferred
  dividends......................                                                                   1.5x
BALANCE SHEET DATA:
Working Capital..................  $     4,585   $     3,022   $     8,033   $    22,421                   $    16,190
Total Assets.....................       70,745        61,609        86,932        70,123                       155,704
Pre-petition liabilities subject
  to chapter 11 case.............           --            --            --        90,244                            --
Notes payable, current portion of
  long-term debt and capital
  lease obligations..............        8,880        14,495        18,430           589                         1,158
Long-term debt and capital lease
  obligations excluding current
  portion........................        6,979         4,917         8,789            --                        75,195
Total stockholder's equity.......       37,774        26,399        29,715       (34,213)                       41,992

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Grant was formed in September, 1997, and on September 30, 1997, acquired substantially all of the assets and assumed certain liabilities of GGI. On December 23, 1997, Grant, through a wholly owned Canadian subsidiary, acquired all of the outstanding shares of Solid State.

     The Company's business activities involve the performance of land and transition zone seismic data acquisition services in selected markets worldwide, including the United States, Canada, Latin America and the Far East. The Company generally acquires seismic data on an exclusive contract basis for oil and gas companies on (i) a turnkey basis, which provides a fixed fee for each project,
(ii) a term basis, which provides for a periodic fee during the term of the project or (iii) a cost-plus basis, which provides that the costs of a project, plus a percentage fee, are borne by the customer. In addition, the Company acquires and owns certain multi-client seismic data that is marketed broadly on a non-exclusive basis to oil and gas companies. The Company believes that the combined operations of Grant and Solid State will expand its market presence and enhance the Company's ability to compete more effectively for projects in its selected markets. The Company also believes that the acquisition of Solid State increases management and operating depth, mitigates the effects of seasonality and creates operating efficiencies by consolidating operations, increasing overall crew utilization and reducing capital expenditures.

     As of March 15, 1998, the Company was operating or mobilizing 22 seismic data acquisition crews, consisting of 18 land and four transition zone crews, utilizing approximately 30,000 seismic recording channels. According to industry sources, as of March 15, 1998, the Company is the third largest land seismic data acquisition company operating in the western hemisphere, based on the number of seismic data acquisition crews in operation.

     In December 1996, GGI filed for protection under the United States Bankruptcy Code and began its reorganization under the supervision of the Bankruptcy Court. The filing was precipitated by a number of factors, including an overly rapid expansion in the United States and Latin American markets, which contributed to poor operational results in these markets, particularly in Peru, the attempted development of a proprietary data recording system, which did not meet operating expectations and a lack of available capital, which led to a severe working capital shortage. These factors impaired GGI's ability to service its indebtedness, finance its existing capital expenditure requirements and meet its working capital needs. In addition, GGI was unable to raise additional equity, causing a disproportionate reliance on debt financing and equipment leasing. In connection with its reorganization, GGI replaced its senior management, disposed of unprofitable operations, operated as debtor in possession and developed the Plan, which was confirmed by the Bankruptcy Court on September 15, 1997 and consummated on September 30, 1997 (the "Effective Date"), with Grant's purchase of substantially all of the assets and assumption of certain liabilities of GGI. As part of the Plan, GGI will be dissolved and will cease to exist once the remainder of its assets are distributed to its creditors.

     The historical results of operations of the Company for the twelve months ended December 31, 1997 are not directly comparable to the results of operations of GGI due to the effects of the Acquisition.

RESULTS OF OPERATIONS

                                                                           THE
                                               GGI                       COMPANY         COMBINED
                               ------------------------------------    ------------    -------------
                                   YEAR ENDED          NINE MONTHS     THREE MONTHS    TWELVE MONTHS
                                  DECEMBER 31,            ENDED           ENDED            ENDED
                               -------------------    SEPTEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                1995        1996          1997             1997            1997
                               -------    --------    -------------    ------------    -------------
                                                          (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues.....................  $91,996    $105,523       $92,705         $37,868         $130,573
Expenses:
  Operating expenses.........   69,046     136,326        71,006          28,431           99,437
  Selling, general and
     administrative
     expenses................    8,527      17,865         6,473           3,507            9,980
  Depreciation and
     amortization............    9,424      11,500         8,432           4,594           13,026
  Asset impairment...........       --       5,802            --           6,369            6,369
                               -------    --------       -------         -------         --------
     Total costs and
       expenses..............   86,997     171,493        85,911          42,901          128,812
                               -------    --------       -------         -------         --------
     Operating income
       (loss)................    4,999     (65,970)        6,794          (5,033)           1,761
Other expense:
  Interest expense, net......   (3,522)     (7,522)       (3,758)         (1,362)          (5,120)
  Reorganization costs.......       --        (412)       (3,543)             --           (3,543)
  Other......................    2,076        (502)        2,266          (1,262)           1,004
                               -------    --------       -------         -------         --------
     Total other expenses....   (1,446)     (8,436)       (5,035)         (2,624)          (7,659)
                               -------    --------       -------         -------         --------
  Income (loss) before income
     taxes...................    3,553     (74,406)        1,759          (7,657)          (5,898)
Income tax expense...........      391       1,621         2,184             856            3,040
                               -------    --------       -------         -------         --------
Income (loss) from continuing
  operations before minority
  interest...................    3,162     (76,027)         (425)         (8,513)          (8,938)
Minority interest............       --          --            --           2,847            2,847
                               -------    --------       -------         -------         --------
Net income (loss)............  $ 3,162    $(76,027)      $  (425)        $(5,666)        $ (6,091)
                               =======    ========       =======         =======         ========

The Company and GGI Combined Twelve Month Period Ended December 31, 1997 Compared With GGI's Year Ended December 31, 1996

     The following analysis compares the combined operating results of the Company for the three month period ended December 31, 1997 (including the operating results of Solid State for such period) and the operating results of GGI for the nine month period ended September 30, 1997 with the operating results of GGI for the twelve months ended December 31, 1996. As described above, Grant began operations immediately following its acquisition of substantially all of the assets and certain liabilities of GGI, and Grant acquired Solid State in December, 1997. Because of the significant changes in Grant's corporate structure and scope of operations and the consummation of the Plan, comparisons may not be meaningful.

     Revenues. Combined revenue of GGI and the Company for the twelve months ended December 31, 1997 were $130.5 million compared $105.5 million of revenue realized by GGI for the twelve months ended December 31, 1996. This increase was the result of growth in revenues in both the United States and Bangladesh and the inclusion of Solid State's results of operations for the quarter ended December 31, 1997.

     Revenues from the United States data acquisition operations increased $11.6 million from $42.1 million in 1996 to $53.7 million in 1997. This increase was primarily attributed to two transition zone crews operating along the Gulf Coast and the addition of two Solid State crews for the quarter ended December 31, 1997. From time to time during each period, GGI and the Company operated as many as seven seismic data acquisition crews in the United States compared with a peak of 8 crews in 1996.

     Revenues in Latin America increased $1.4 million from $57.1 million in 1996 to $58.6 million in 1997. During 1997, combined Latin American operations for GGI and the Company consisted of as many as ten land seismic data acquisition crews operating in Colombia, Ecuador, Brazil, Guatemala, Bolivia, and Venezuela. The Company completed operations in Venezuela in early October 1997 and transferred personnel and equipment to Canada. From time to time during 1996, GGI operated as many as nine seismic crews in the region, including four in Peru, two in Colombia and one in each of Bolivia, Brazil and Ecuador.

     Revenues from the Far East increased $8.1 million, or 149%, from $5.4 million in 1996 to $13.5 million in 1997. During 1997, GGI and the Company operated one crew for the entire year and mobilized one additional transition zone crew that began operations in Bangladesh in July 1997. GGI mobilized and operated one land seismic data acquisition crew in Bangladesh during 1996.

     Revenues from Canadian data acquisition operations were $4.5 million in 1997 compared to zero in 1996. The Company (through Solid State) operated as many as five land seismic crews in Canada during 1997 while GGI had no operations in Canada during 1996.

     Expenses. The combined operating expenses for GGI and the Company for the twelve months ended December 31, 1997 decreased $36.9 million to $99.4 million compared with $136.3 million for GGI's twelve months ended December 31, 1996. Operating expenses as a percentage of revenues decreased to 76% in 1997 from 129% in 1996. During 1996 GGI experienced significant cost overruns, which increased operating expenses on several crews operating in the United States. Most notable were higher than anticipated costs incurred by a transition zone crew as a result of adverse weather conditions and costs associated with the unsuccessful deployment of a proprietary data recording system. The proprietary data recording system was abandoned in November 1996. Also in 1996, GGI's Peruvian operations experienced crew costs significantly higher than originally projected primarily due to a combination of modified job parameters that were not accurately reflected in the turnkey contract price and a lack of effective crew oversight.

     Selling, general and administrative expenses for GGI and the Company for the twelve months ended December 31, 1997 decreased $7.9 million to $10.0 in 1997 from $17.9 million in 1996. Selling, general and administrative expenses also decreased as a percentage of revenue to 8% in 1997 from 17% in 1996. The decrease was primarily the result of general expense reduction initiatives in 1997 and the accrual of certain nonrecurring charges and allowances in 1996, including an approximate $5.5 million increase in reserves for doubtful accounts.

     Depreciation and amortization increased $1.5 million to $13.0 in 1997 from $11.5 million for 1996. This increase was the result of depreciation on the Solid State assets for the quarter ended December 31, 1997.

     The charge for asset impairment was $6.4 million for 1997 compared to $5.8 million in 1996. At December 31, 1997 the Company recorded a special charge of $5.9 million to reduce the carrying value of its multi-client data to net realizable value based on realistic future licensing prospects for such data. The remaining 1997 charge relates to a $247,000 write-down in the carrying value of certain non-operating depreciable fixed assets to salvage value and a $253,000 write-down in the carrying value of certain other investments and joint ventures. At December 31, 1996, GGI recorded a special charge for asset impairment of $5.8 million. The charge relates solely to the write-down of the carrying value of a proprietary data recording system that GGI was developing for use by its seismic data acquisition crews.

     Other Income (Expenses). Interest expense, net, decreased $2.4 million to $5.1 million in 1997 from $7.5 million in 1996. This was the result of a $3.3 million decrease due to a reduction in the use of credit facilities in Latin America during all 1997 and in the United States during the quarter ended December 31, 1997. This decrease was partially offset by $981,000 of interest expense incurred by Solid State during the quarter ended December 31, 1997.

     Reorganization costs of $412,000 in 1996 and $3.5 million for 1997 related to charges incurred in connection with GGI's reorganization, which began in December 1996 and was completed in September 1997.

No reorganization charges were incurred by the Company in the three months ended December 1997, and none are expected to be incurred in the future.

     Other income for 1997 of $1.0 million was the result of settlement of a longstanding dispute between one of GGI's Brazilian subsidiaries and a former customer relating to services rendered on contracts dating back to 1983. In settlement of all claims, GGI received payment, net of related costs and expenses, of approximately $2.4 million in July 1997. Income from that settlement was offset by approximately $767,000 costs associated with the Acquisition and approximately $289,000 of foreign currency exchange losses, primarily related to US dollar based loans owed by Solid State prior to the Acquisition.

     Tax Provision. The income tax provision in both periods consisted of income taxes in foreign countries. The increase in 1997 compared with 1996 is a result of higher taxable income in Colombia and Ecuador. No provision for United States federal income tax was made in either period as GGI and the Company each had net loss carryforwards available.

  Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

     Revenues. GGI's consolidated revenues increased $13.5 million, or 15%, from $92.0 million in 1995 to $105.5 million in 1996. This increase resulted from significant growth in GGI's international operations in Latin America and Bangladesh, which growth was offset partially by a reduction in revenues from the United States and Nigeria. During 1996, GGI's seismic data acquisition capacity, measured by seismic recording channels owned, increased by approximately 41%, from 12,320 to 17,430 seismic recording channels.

     Revenues from United States data acquisition operations decreased $5.8 million, or 12%, to $42.1 million in 1996 when compared with 1995. This reduction was principally the result of several factors experienced during the fourth quarter of 1996, including a severe shortage of operating funds, which caused major disruptions on many domestic crews and resulted in lower revenues. Additionally, GGI's proprietary data recording system, which operated for four months in 1996, experienced lower than anticipated production performance, which led to crew disruptions and delays causing further loss of revenues. GGI's inability to adequately fund the crew operating the proprietary data recording system resulted in the suspension of the system's use in November 1996. Furthermore, a transition zone crew, operating along the coast of Louisiana, was hampered by severe weather and the frequent failure of leased equipment, which, combined with the Company's liquidity problems, resulted in the postponement of the survey.

     Revenues from international operations increased $19.3 million, or 44%, from $44.1 million in 1995, to $63.4 million in 1996. This increase was primarily the result of significant increases in seismic operations in Latin America and, to a lesser extent, in the Far East, which increases were partially offset by a reduction in revenues from Nigeria.

     Latin American revenue during 1996 increased $31.6 million, or 124%, from $25.5 million in 1995, to $57.1 million in 1996. During 1996, GGI operated one crew in each of Bolivia, Brazil and Ecuador, two crews in Colombia and four crews in Peru. In 1995, crew activity consisted of one crew during the fourth quarter in Bolivia, one crew in Brazil, one to two crews in Colombia and three crews in Peru. The most significant revenue increases in 1996 occurred in Colombia and Peru, where revenues increased $8.2 million, or 181%, to $12.7 million, and $13.8 million, or 100%, to $27.5 million, respectively. Due to significant operating losses incurred in Peru during 1996, GGI discontinued operations in Peru and moved the seismic equipment from its Peruvian crews to other GGI crews.

     Revenues from the Far East increased 49%, or $1.8 million, from $3.6 million in 1995, to $5.4 million in 1996. In 1996, crew activity consisted primarily of one transition zone crew in operation for the entire year in Bangladesh, as compared to 1995, when GGI operated one crew in Indonesia and mobilized the Bangladesh crew in the fourth quarter.

     Revenues from Nigeria decreased 94%, or $13.3 million, from $14.2 million in 1995, to $904,000 in 1996. GGI operated three crews during most of 1995 in Nigeria, but completed two of these three contracts in the fourth quarter of 1995 and the remaining contract in the first quarter of 1996. Although GGI participated in bidding for new contracts, all three crews remained idle during 1996. Due to the risks involved in operating in Nigeria, the anticipated high cost of mobilizing a new crew and the limited resources available to GGI at the time, GGI sold its Nigerian operation as of December 1996. GGI had no revenues from the Middle East during 1996. Middle East revenue in 1995, totaling $786,000, was the result of various rental contracts for equipment and personnel that expired in July 1995.

     Expenses. GGI's consolidated operating expenses increased $67.3 million, or 97%, from $69.0 million in 1995 to $136.3 million in 1996. Operating expenses as a percentage of revenues increased to 129% in 1996 from 75% in 1995. This increase was due to higher than anticipated operating costs principally in the United States, Peru and Nigeria, accelerated amortization of prepaid and deferred costs associated with certain ongoing operations, and the write-down of certain other GGI assets as a result of a comprehensive review of GGI's operations.

     In the United States, adverse weather conditions and the repeated breakdown of a leased data recording system combined to increase operating expenses by approximately $7.7 million on one transition zone crew. The slow development and late deployment of GGI's proprietary data recording system also affected operations in the United States in 1996. The proprietary data recording system was originally planned to be completed and operational by early 1996, but completion was delayed until the summer of 1996. As a result, several contracts that were priced and bid with the expectation that the proprietary data recording system would be employed were performed with other, less appropriate equipment. This resulted in operating losses on such contracts of approximately $3.0 million. When the proprietary data recording system was finally deployed in July 1996, the system's production performance was well below anticipated levels, causing additional operating expenses of approximately $1.4 million. The late deployment and poor performance of the proprietary data recording system caused a general equipment shortage during most of 1996, resulting in a shuffling of equipment between GGI's crews, which caused inefficiencies and higher than anticipated operating expenses.

     In Peru, actual operating expenses exceeded planned costs by approximately $23.0 million, primarily due to a combination of modified job parameters that were not accurately reflected in the turnkey contract price and a general lack of effective crew oversight. In Nigeria, GGI continued to incur certain operating expenses despite a lack of crew activity during most of the year. These operating expenses exceeded expectations by $2.7 million and were primarily related to standby costs incurred while pursuing new contracts.

     Selling, general and administrative expenses increased $9.3 million, or 110%, from $8.5 million in 1995 to $17.9 million in 1996. Selling, general and administrative expenses increased as a percentage of revenue to 17% in 1996 from 9% in 1995. This increase was primarily attributable to allowances and charges incurred at the corporate headquarters that resulted in an increase in corporate overhead of approximately $6.8 million, including an increase in the reserve for doubtful trade accounts of approximately $5.5 million for 1996 compared to no increase in the reserve for 1995. Other significant one time or unusual items incurred in 1996 included severance costs of $423,000, a write-off of the proprietary data recording system startup costs of $824,000 and legal fees and settlements of $367,000.

     Depreciation and amortization expenses increased $2.1 million, or 22%, from $9.4 million in 1995, to $11.5 million in 1996. This increase was principally due to the increased level of depreciable assets. Additions to fixed assets during 1995 and 1996 were approximately $14.9 million and $25.8 million, respectively.

     At December 31, 1996, GGI recorded a special charge for asset impairment of $5.8 million. Management considered this special charge to be necessary following an assessment of events and changes in circumstances that clearly indicated that the carrying value of certain assets was not recoverable. This charge related solely to the write-down of the carrying value of the proprietary data recording system discussed previously.

     Other Income (Deductions). Interest expense, net, increased $4.0 million, or 114%, from $3.5 million in 1995, to $7.5 million in 1996. The increase in interest expense, net, was the result of $1.1 million of interest paid on financing of additional equipment purchases, $964,000 related to increased domestic working capital borrowings, $773,000 attributable to new financing evidenced by subordinated convertible debentures and $988,000 of interest attributable to an increased usage of foreign lines of credit.

     Other income (deductions) for 1996 consisted primarily of foreign exchange losses of $251,000 and a $198,000 loss on the sale of the Venezuelan and Nigerian subsidiaries. Other income (deductions) for 1995 included a $1.2 million gain on an insurance settlement and a $212,000 gain on the sale of miscellaneous fixed assets.

     Tax Provision. The income tax provisions in both periods consisted of income taxes in foreign countries. No provision for United States federal income taxes was made in either period as GGI had net operating losses available to offset domestic taxable income.

SEASONALITY

     GGI's land and transition zone seismic data acquisition activities were traditionally seasonal in nature, with decreased revenues experienced during the first quarter of each year due to the effects of weather conditions in the United States and delays by customers in committing their annual geophysical expenditure budgets to specific projects. The Company believes that the Acquisition will help mitigate this traditional seasonality due to Solid State's Canadian operations, which generally experience a peak during the first quarter of the year, primarily due to favorable ground conditions in Canada.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's internal sources of liquidity are its cash balances ($23.5 million at March 15, 1998) and cash flow from operations. External sources include the unutilized portion of a credit facility entered into with Elliott on October 1, 1997 (the "Credit Facility") ($5.0 million at March 15, 1998), equipment financing and trade credit. The Credit Facility contains a $5 million revolving credit facility, which currently provides for borrowings at an interest rate per annum of the prime rate plus 2%, secured by liens on substantially all of the assets of the Company and certain of its subsidiaries. The Company anticipates that it will seek to replace the Credit Facility with a new credit facility, which will provide the Company with greater borrowing capacity. In addition to its borrowing under the Credit Facility, the Company periodically enters into equipment financing agreements with sellers of seismic data acquisition equipment to pay all or a portion of the purchase price of such equipment and regularly utilizes normal trade credit in connection with certain of its purchases of goods and services to support its ongoing field crew activities.

     On February 18, 1998, Grant issued $100 million aggregate principal amount of Original Notes pursuant to exemptions from, or in transactions not subject to, the registration requirements of the Securities Act. The Original Notes are, and the Exchange Notes will be, governed by an indenture, dated February 18, 1998, between the Company, the Subsidiary Guarantors and LaSalle National Bank, as trustee (the "Indenture"). The Notes bear interest at 9 3/4% per annum and were sold at a discount to yield 9 7/8% per annum. The net proceeds from the sale of the Original Notes were used to retire substantially all of Grant's then outstanding indebtedness, purchase certain leased equipment and provide for working capital.

     At March 15, 1998, on a pro forma basis after giving effect to the issuance of the Original Notes and the application of the net proceeds therefrom, the Company's total indebtedness would have been approximately $108.1 million (including approximately $300,000 under letters of credit). The Company's total indebtedness is comprised of $99.2 million aggregate principal amount of the Notes and $8.9 million of combined loans and capitalized leases incurred for the purpose of financing capital expenditures.

     The Indenture imposes certain limitations on the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness (including capital leases), incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company or any of its Restricted Subsidiaries. In addition, the Credit Facility limits the Company from taking, without the consent of the lender, certain actions, including creating indebtedness in excess of specified amounts and declaring and paying dividends.

     The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, make principal and interest payments required by the terms of its indebtedness and fund expenses associated with the implementation of its business strategy. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations. On a pro forma basis, these operations accounted for 53.3% of total revenues for the twelve months ended December 31, 1997.

     Combined capital expenditures for the twelve months ended December 31, 1997 were $27.1 million. Capital expenditures are used primarily by the Company to purchase seismic data acquisition equipment. The Company committed approximately $12 million of capital expenditures during the fourth quarter of 1997 and has budgeted approximately $21 million of capital expenditures in 1998 to upgrade and expand its seismic data acquisition equipment. For 1998, the Company has also budgeted approximately $16 million of expenditures, before customer commitments, for multi-client data acquisition activities. During the three months ended December 31, 1997, capital expenditure commitments made by Grant were financed primarily through the issuance of short-term promissory notes to the sellers of equipment.

     The Company will require substantial cash flow to continue operations on a satisfactory basis, complete its capital expenditure program, fully implement its business strategy and meet its principal and interest obligations with respect to the Notes and its other indebtedness. The Company anticipates that available cash, cash flow generated from operations and borrowings under the Credit Facility will provide sufficient liquidity to fund these requirements for the foreseeable future. However, the Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions and other factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the Indenture, the Credit Facility or its other debt instruments, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that such refinancing or additional financing will be available on terms acceptable to the Company.

FOREIGN EXCHANGE GAINS AND LOSSES

     The Company conducts a substantial portion of its business in currencies other than the U.S. dollar or Canadian dollar, particularly various Latin American currencies, and its operations are subject to fluctuations in foreign currency exchange rates. Accordingly, certain of the Company's international contracts could be significantly affected by fluctuations in exchange rates, particularly in Brazil and Columbia. The Company's international contracts require payment in U.S. dollars, Canadian dollars, various local currencies or a combination thereof. Payments in local currencies typically are indexed to inflationary tables and generally are used for local expenses. The Company attempts to structure the majority of its international contracts to be billed and paid at a certain U.S. dollar conversion rate. Additionally, the Company's foreign subsidiaries periodically enter into local currency debt to pay expenses incurred locally. The Company presently does not use any derivatives or forward foreign currency exchange rate hedging arrangements, but may elect to do so in the future.

     GGI's operating results were negatively impacted by foreign exchange losses of approximately $98,000 during the nine months ended September 30, 1997, and $251,000 during 1996. The Company's operating results were negatively impacted by foreign exchange losses of approximately $289,000 during the three months ended December 31, 1997. Foreign exchange gains positively impacted operating results in 1995 by approximately $102,000.

EFFECT OF INFLATION

     Current economic conditions indicate that the costs of exploration and production for oil and gas are increasing. The oil and gas industry historically has experienced periods of rapid cost increases within short periods of time as demand for drilling rigs, drilling pipe and other materials and supplies increases. The oil and gas industry is currently experiencing such increases in demand, which have historically led to rapid increases in costs. Increases in exploration and production costs could lead to a decrease in such activities by oil and gas companies, which would have an adverse effect on the demand for the Company's services.

YEAR 2000 COMPLIANCE

     The Company does not expect that the cost of converting its computer systems to year 2000 compliance will be material to its financial condition. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999, and it does not currently anticipate any disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the year 2000 compliance status of its customers and vendors.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total or other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company plans to adopt SFAS 130 in the first quarter of 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. The Company plans to adopt SFAS 131 in the first quarter of 1998.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     From time to time, information provided by the Company, statements by its employees or information included in written material, such as press releases and filings (including this Form 10-K Annual Report) with the Securities and Exchange Commission (including portions of the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and certain other sections contained in such filings) may contain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.

     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

     Among the factors that will have a direct bearing on the Company's results of operations and the oil and gas services industry in which it operates are the effects of rapidly changing technology; the presence of competitors with greater financial resources; risks associated with the Acquisition including failure to successfully manage the Company's growth and integrate the business operations of Solid State; operating risks inherent in the oil and gas services industry; regulatory uncertainties; potential liability under the Plan; worldwide political stability and economic conditions and other risks associated with international operations, including foreign currency exchange risk; and the Company's successful execution of its strategy and internal operating plans.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in, or disagreements with, accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age and current principal position of each director, executive officer and significant employee of the Company are as follows:

                      NAME                        AGE                      POSITION
                      ----                        ---                      --------
Jonathan D. Pollock.............................  34     Chairman of the Board
Larry E. Lenig, Jr..............................  49     President, Chief Executive Officer and
                                                         Director
Mitchell L. Peters..............................  42     Senior Vice President
Michael P. Keirnan..............................  46     Vice President and Chief Financial Officer,
                                                         Treasurer and Secretary
Barry K. Burt...................................  48     Vice President-International Operations
D. Hugh Fraser..................................  50     Vice President-United States Operations
W. Richard Anderson.............................  44     Director
James R. Brock..................................  38     Director
J. Kelly Elliott................................  67     Director
Donald G. Russell...............................  66     Director
Donald W. Wilson................................  50     Director

     Executive officers are elected by and serve at the discretion of the Board of Directors until their successors are duly elected and qualified. There are no family relationships between or among any directors or executive officers of the Company. See "Certain Relationships and Related Transactions -- Principal Stockholders" for a description of certain other relationships between or among directors and executive officers of the Company.

     JONATHAN D. POLLOCK has served as Chairman of the Board of the Company since September 30, 1997. Mr. Pollock has served as a Portfolio Manager with Stonington Management Corporation, the management company of Elliott and Westgate since 1989. Mr. Pollock is also a director of Tatham Offshore, Inc., an oil and gas exploration services company, a director of F-W Oil Interests, Inc., an oil and gas exploration and production company, a director and Chairman of Horizon Offshore, Inc., an oil and gas pipeline construction company, and a director and Chairman of Horizon Barge and Towing, Inc.

     LARRY E. LENIG, JR. has served as President, Chief Executive Officer and a director of the Company since September 30, 1997, and President and Chief Operating Officer of GGI from January 1997 until September 30, 1997. From 1993 through 1996, Mr. Lenig was engaged in private consulting to a variety of energy and energy services companies and financial institutions. Mr. Lenig served as President and Chief Operating Officer and a director of Digicon Inc., a seismic services company, from 1989 until 1993.

     MITCHELL L. PETERS has served as Senior Vice President of the Company since December 1997 and has served as President, Chief Executive Officer and a director of Solid State since 1985. Mr. Peters is also a director of Nortech Geomatics Inc., an engineering services company.

     MICHAEL P. KEIRNAN has served as Vice President and Chief Financial Officer of the Company since September 30, 1997, and was Vice President and Chief Financial Officer of GGI from February 1997 until

September 30, 1997. From March 1996 until February 1997, Mr. Keirnan served as Manager of Treasury Operations of Gundle/SLT Environmental, Inc., a plastic lining manufacturing company. Mr. Keirnan also served as Controller and Treasurer of GGI from 1993 through March 1996 and held other senior financial management positions with GGI since 1988.

     BARRY K. BURT has served as Vice President-International Operations of the Company since September 30, 1997, and was Vice President-International Operations of GGI from December 1996 until September 30, 1997. From 1986 through December 1996, Mr. Burt held a variety of management positions with GGI in international operations.

     D. HUGH FRASER has served as Vice President-United States Operations of the Company since September 30, 1997, and was Vice President-United States Operations of GGI from January 1992 until September 30, 1997. From 1986 through January 1992, Mr. Fraser was an area manager of United States operations with GGI.

     W. RICHARD ANDERSON has served as a director of the Company since January 1998. Mr. Anderson previously served as a director of Solid State from December 1996 through December 1997. He has served as a managing partner of Hein + Associates LLP, a certified public accounting firm, since January 1995 and as a partner since 1989.

     JAMES R. BROCK has served as a director of the Company since January 1998. Mr. Brock has served as Executive Vice President and Chief Financial Officer of F-W Oil Interests, Inc., an oil and gas exploration and production company, since January 1995. From November 1990 through December 1995, Mr. Brock served as Treasurer, Corporate Controller and Chief Accounting Officer of Offshore Pipelines, Inc., a marine engineering and construction company.

     J. KELLY ELLIOTT has served as a director of the Company since September 30, 1997. Until that time, Mr. Elliott was Chairman of the Board of GGI beginning on November 20, 1996. He previously served as Chairman of the Board of GGI from June 1993 through November 1995. Mr. Elliott has served as Chairman, President, and Chief Executive Officer of Sigma Electronics, Inc., an electronics and manufacturing company, since 1991. Mr. Elliott is also a director of Tescorp, Inc., a cable-manufacturing company. Mr. Elliott has no affiliation with Elliott or Westgate.

     DONALD G. RUSSELL has served as a director of the Company since September 30, 1997 and a director of GGI from February 1997 until September 30, 1997 and from July 1993 through November 1995. Mr. Russell has served as Chairman of the Board and Chief Executive Officer of Sonat Exploration Company, an oil and gas exploration company, since 1988, and a director of Sonat, Inc., a diversified energy company, since 1994.

     DONALD W. WILSON has served as a director of the Company since January 1998. Mr. Wilson has served as President and Chief Executive Officer of F-W Oil Interests, Inc., an oil and gas exploration and production company, since January 1996. From January 1995 through December 1995, Mr. Wilson served as Executive Vice President -- Worldwide Operations of J. Ray McDermott, S.A., a marine engineering and construction company. From December 1992 through December 1994, Mr. Wilson served as President of O.P.I. International, Inc., a subsidiary of Offshore Pipelines, Inc.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

     Each nonemployee director of the Company will be paid a monthly retainer of $1,000 and $500 for each board or committee meeting attended by such director. Under the Incentive Plan (as defined below), each nonemployee director of the Company will receive 3,000 restricted shares of Common Stock on the date that such director is first elected (after the adoption of the Incentive Plan) and again upon the date of each subsequent reelection to the Board of Directors. Nonemployee directors are also eligible to receive other awards under the Incentive Plan. See "-- 1997 Equity and Performance Incentive Plan."

COMPENSATION OF EXECUTIVE OFFICERS

     The Company was organized in September 1997 and did not conduct any operations or have any employees before the Effective Date. As a result, the Company does not have any executive officers with respect to whom disclosure of executive compensation is required under the Securities Act or the rules and regulations promulgated thereunder.

EMPLOYMENT AGREEMENTS

     Grant and Solid State have entered into employment agreements (the "Employment Agreements") with Larry E. Lenig, Jr. and Mitchell L. Peters (the "Executive Officers"), respectively. The Employment Agreements have an initial term through December 31, 2000 and provide for annual base salaries of $180,000 for Mr. Lenig and Cdn $230,000 for Mr. Peters. Mr. Lenig's Employment Agreement also provides for an annual bonus based on the Company's performance. The Employment Agreements provide generally that, if the Executive Officer is terminated for any reason other than for "cause" (as defined in the Employment Agreements), the Company must: (i) in Mr. Lenig's case, make base salary payments for the remainder of his Employment Agreement's term, and (ii) in Mr. Peters' case, make a payment equal to two-times his base salary in effect as of the date of termination. Each of Mr. Lenig and Mr. Peters has agreed pursuant to the Employment Agreements not to compete with the Company by engaging in any "competing business" (as defined in the Employment Agreements) for a period of, in Mr. Peters' case, 24 months following termination of employment or, in Mr. Lenig's case, 24 months following the term of his agreement.

1997 EQUITY AND PERFORMANCE INCENTIVE PLAN

     The 1997 Equity and Performance Incentive Plan (the "Incentive Plan) was adopted by the Board of Directors and approved by Grant's stockholders in December 1997 and amended to increase the total shares available under the Incentive Plan in February 1998. A total of 1,450,000 shares of Common Stock has been reserved for issuance under the Incentive Plan. The Incentive Plan provides for the grant to officers (including officers who are also directors), employees, consultants and nonemployee directors of the Company and its subsidiaries, of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), nonstatutory stock options, stock appreciation rights and restricted shares and deferred shares of Common Stock (collectively, the "Awards"). The Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.

     The Incentive Plan is required to be administered by the Board of Directors or by a committee of the Board of Directors consisting of at least two nonemployee directors. The Board of Directors or its designated committee will select the employees and nonemployee directors to whom Awards may be granted and the type of Award to be granted and determine, as applicable, the number of shares to be subject to each Award, the exercise price and the vesting. In making such determinations, the Board of Directors or its designated committee will take into account the employee's present and potential contributions to the success of the Company and other relevant factors. There are no awards currently outstanding under the Incentive Plan. The Board of Directors, however, has approved the grant of options to purchase an aggregate of 1,339,900 shares of Common Stock to certain officers and other key employees of the Company. Options approved by the Board of Directors will vest annually in equal one-third increments beginning on December 31, 1998, and have an average exercise price of $6.07 per share.

401(K) PLAN

     The Company has assumed GGI's defined contribution retirement plan, which complies with Section 401(k) of the Code (the "401(k) Plan"). The 401(k) Plan was adopted by GGI in January of 1989 and assigned to the Company as of the Effective Date. Substantially all U.S. based employees of the Company and its subsidiaries with at least six months of continuous service are eligible to participate and may contribute from 1% to 15% of their annual compensation. Under the 401(k) Plan, the Company may provide matching contributions of a discretionary percentage, as determined by the Board of Directors, of an employee's contributions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Common Stock and Preferred Stock as of the date of this Prospectus by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock or Preferred Stock,
(ii) each director and executive officer and (iii) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting power and investment power with respect to the shares attributed to them.

                                                                BENEFICIAL OWNERSHIP
                                       ----------------------------------------------------------------------
                                                         COMMON STOCK                       PREFERRED STOCK
                                       ------------------------------------------------   -------------------
                                           PRIOR TO THE         AFTER THE SUBSCRIPTION
                                       SUBSCRIPTION OFFERING         OFFERING (3)
                                       ---------------------   ------------------------
                                       NUMBER OF                NUMBER OF                 NUMBER OF
      NAME OF BENEFICIAL OWNER           SHARES     PERCENT     SHARES(4)    PERCENT(4)    SHARES     PERCENT
      ------------------------         ---------    -------     ---------    ----------   ---------   -------
Elliott Associates, L.P. (1).........  7,076,278       50%      5,465,321         38%          --        --%
Westgate International, L.P. (2).....  7,076,277       50       5,465,320         38       10,000       100
Jonathan D. Pollock..................         --       --              --         --           --        --
Larry E. Lenig, Jr...................         --       --              --         --           --        --
Mitchell L. Peters...................         --       --              --         --           --        --
Michael P. Keirnan...................         --       --              --         --           --        --
W. Richard Anderson..................         --       --              --         --           --        --
James R. Brock.......................         --       --              --         --           --        --
J. Kelly Elliott.....................         --       --              --         --           --        --
Donald G. Russell....................         --       --              --         --           --        --
Donald W. Wilson.....................         --       --              --         --           --        --
All executive officers and
  directors as a group (9
  persons)...........................         --       --              --         --           --        --

---------------

(1) Paul E. Singer and Braxton Associates L.P., which is controlled by Mr. Singer, are the general partners of Elliott. The business address of Elliott is 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(2) Hambledon, Inc., which is controlled by Mr. Singer, is the sole general partner of Westgate. Martley International, Inc. ("Martley"), which is controlled by Mr. Singer, is the investment manager for Westgate. Martley expressly disclaims equitable ownership of and pecuniary interest in any shares of Common Stock. The business address of Westgate is Westgate International, L.P. c/o Midland Bank Trust Corporation (Cayman) Limited, P.O. Box 1109, Mary Street, Grand Cayman, Cayman Islands, British West Indies.

(3) Assumes all of the shares of Common Stock registered in the Subscription Offering are purchased.

(4) Including 237,500 shares of Common Stock, in aggregate, that the Principal Stockholders are entitled to receive upon consummation of the Subscription Offering pursuant to the Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PRINCIPAL STOCKHOLDERS

     In connection with the consummation of the Plan, the Principal Stockholders satisfied certain claims of Foothill Capital Corporation against GGI (the "Foothill Claim") in the principal amount of approximately $12.7 million. In addition, Westgate purchased certain claims of Oyo Geospace Corporation against GGI (the "Oyo Claim") that were assumed by Grant, in the principal amount of approximately $6.9 million, and the Principal Stockholders purchased certain claims of Madeleine L.L.C. against GGI (the "Madeleine Claim"), in the principal amount of approximately $5.6 million. The Principal Stockholders' satisfaction of the Foothill Claim was credited against the cash obligation under the Cash Purchase Price. In exchange for the satisfaction of the Foothill Claim and the cancellation of the Oyo Claim, Grant issued 19,571.162 shares of Preferred Stock to the Principal Stockholders. The Preferred Stock provides for dividends payable in additional shares of Preferred Stock at a rate of 10.5% per annum, the right to designate two members of the Board of Directors, the right to vote on certain extraordinary matters presented for a stockholder vote and, upon certain events of default, the right to designate two additional members to the Board of Directors. On December 19, 1997, Grant exchanged

9,571.162 shares of Preferred Stock held by Elliott for the Subordinated Note. Elliott loaned $10.2 million to the Company on November 26, 1997, under a demand promissory note (the "Promissory Note"), with interest at a rate per annum equal to the prime rate plus 2%. On December 30, 1997, the Principal Stockholders and the Company paid the remainder of the Cash Purchase Price, approximately $34.8 million, which included the satisfaction of the Madeleine Claim and the cancellation of the Promissory Note, and the Company issued 9.5 million shares of Common Stock to the Principal Stockholders in accordance with the Plan. In addition, upon consummation of the Subscription Offering, Elliott is entitled to receive 237,500 shares of Common Stock pursuant to the Plan.

     Elliott is a Delaware limited partnership and Westgate is a Cayman Islands limited partnership, each of which invests and trades in a wide range of United States and non-United States equity and debt securities and other financial and investment interests, instruments and property. The general partners of Elliott are Paul E. Singer and Braxton Associates, L.P., which was formed by Mr. Singer in 1975. Elliott commenced operations in 1977, and its limited partners include pension plans, corporations, family groups, individuals and a substantial investment by Mr. Singer and his family. The general partner of Westgate is Hambledon, Inc., a corporation controlled by Braxton Associates, L.P. Elliott and Westgate are each managed by Stonington Management Corporation, a corporation controlled by Mr. Singer. Jonathan D. Pollock, Chairman of the Board of the Company, is also a Portfolio Manager with Stonington Management Corporation and a director of F-W Oil Interests, Inc. In addition, Donald W. Wilson and James R. Brock, directors of the Company, are officers of F-W Oil Interests, Inc., an affiliate of the Principal Stockholders.

     Pursuant to the Plan, the Principal Stockholders will offer 3,459,414 shares of Common Stock in connection with the Subscription Offering to certain holders of claims and other interests under the Plan. On December 24, 1997, the Company filed the Subscription Offering Registration Statement with the Commission to register such shares. The Company will not receive any proceeds from the Subscription Offering. The Principal Stockholders expect to commence the Subscription Offering as soon as practicable after the Subscription Offering Registration Statement becomes effective. In addition, Elliott has agreed to indemnify the Company against any liability incurred by it in connection with the lawsuit brought by the Plaintiffs in the Bankruptcy Court. See "Business -- Legal Proceedings."

LOAN AND SECURITY AGREEMENT

     On October 1, 1997, Grant and Elliott entered into the Credit Facility under which the Company may borrow up to an aggregate principal amount of $5 million in revolving loans. The Company is required to pay interest on the outstanding principal balance of revolving loans at a rate per annum equal to the prime rate plus 2%. The term of the Credit Facility runs through March 31, 1999 at which time all obligations of the Company under the Credit Facility are due and payable. Elliott advanced $1.6 million of revolving loans pursuant to the Credit Facility and also advanced the Acquisition Financing under a $15.8 million term note pursuant to the Credit Facility. The Company used a portion of the proceeds from the offering of the Original Notes to repay the Acquisition Financing and other indebtedness under the Credit Facility. The revolving loans and any term notes under the Credit Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries and a pledge by the Company of certain notes and all the outstanding shares of capital stock of its subsidiaries. Certain subsidiaries of the Company have executed a guaranty in favor of Elliott, each of which guarantees payment of all the Company's obligations owed to Elliott under the Credit Facility. Each such subsidiary has pledged its assets in favor of Elliott to secure its obligations under its respective guaranty.

PRINCIPAL STOCKHOLDERS REGISTRATION RIGHTS AGREEMENT

     On September 19, 1997, the Principal Stockholders and the Company entered into a registration rights agreement, as amended (the "Principal Stockholders Registration Rights Agreement"). Pursuant to the Principal Stockholders Registration Rights Agreement, stockholders holding at least 25% of the Registrable Securities (as defined below) have the right to require, or "demand," registration of such Registrable Securities. Such demand rights are subject to the condition that the Company would not be required to effect more than five demand registrations and no more than three demands within any twelve-month period. Such holders also have the right to participate, or "piggyback," in equity offerings, if the Company proposes to register any of its equity securities under the Securities Act for its own account or for the account of other stockholders, subject to reduction of the size of such offering on the advice of the underwriters. "Registrable Securities" is defined in the Principal Stockholders Registration Rights Agreement as all shares of capital stock issued to the Principal Stockholders in connection with the Plan or the Acquisition and any equity securities of the Company issued or distributed in respect thereof by way of any rights offering, stock dividend, stock split or other distribution, recapitalization or reclassification and any equity securities acquired upon exercise or conversion of any such securities. The Company is required to pay all expenses in connection with such demand and piggyback registrations and is required to indemnify the selling stockholders against certain liabilities, including liabilities under the Securities Act. The rights provided in the Principal Stockholders Registration Rights Agreement are transferable to transferees of Registrable Securities. The Company is registering the Common Stock offered by the Principal Stockholders in connection with the Subscription Offering pursuant to the Principal Stockholders Registration Rights Agreement.

SOLID STATE AND THE ACQUISITION

     Prior to Grant initiating a cash tender offer for Solid State (the "Tender Offer"), the Principal Stockholders held an aggregate of 9,305,109 shares (representing approximately 62.5% of the fully diluted shares) of Solid State's common stock. In connection with the Acquisition, the Principal Stockholders transferred their shares of Solid State to Grant in exchange for 4,652,555 shares of Common Stock. In connection with the Tender Offer, the Principal Stockholders advanced $15.8 million (the "Acquisition Financing") to enable Grant to consummate the Tender Offer. As a result of the Acquisition, Grant, through SSGI, assumed $36.4 million of debt of Solid State (the "Solid State Debt") of which $16.7 million was held by the Principal Stockholders, which included approximately $4.2 million loaned to Solid State and the U.S. Subsidiary by the Principal Stockholders and approximately $12.5 million loaned to the U.S. Subsidiary by Elliott under various promissory notes. The Company used a portion of the proceeds from the offering of the Original Notes to repay substantially all of this indebtedness.

     In April 1996, the Principal Stockholders acquired 266,100 shares of Solid State Stock at an approximate price of $1.80 per share. On April 23, 1996, the U.S. Subsidiary issued to the Principal Stockholders a $2 million 8% Convertible Debenture due April 30, 2001, convertible into 1,141,667 shares of Solid State Stock. In addition, the Principal Stockholders loaned the U.S. Subsidiary $3 million due December 31, 1996 pursuant to a secured loan agreement, with interest at 18% per annum. Such loans, and all other loans (described below) by the Principal Stockholders to the U.S. Subsidiary, were guaranteed by Solid State. As part of these transactions, the Principal Stockholders received warrants to acquire 105,000 shares of Solid State Stock at an exercise price of Cdn $2.76 per share.

     On October 16, 1996, the Principal Stockholders subscribed for 3,044,444 shares of Solid State Stock at a price of Cdn $1.35 per share for aggregate proceeds of $3 million. In addition, pursuant to a secured loan agreement, the Principal Stockholders advanced $9 million to the U.S. Subsidiary. The loan was due October 31, 1999, and required Solid State to use its best efforts to complete a rights offering to raise at least $4 million to pay down the loan by January 31, 1997. Upon such repayment, the interest rate was to be reduced from 18% to 15%. The proceeds were used for working capital and to retire the April 23, 1996 loans. As part of the transaction, the Principal Stockholders received 125,000 warrants to acquire shares of Solid State Stock at an exercise price of Cdn $1.65 per share and the warrants issued as part of the April 23, 1996 transaction were canceled.

     On December 2, 1996, each of Richard Anderson, a nominee of Elliott serving on the board of directors of Solid State, and Michael Latina, an employee of Elliott and a director of Solid State, were awarded options to acquire 20,000 shares of Solid State Stock at an exercise price of Cdn $1.00 per share. In January 1997, Elliott granted to Mitchell Peters, as an incentive, an option to acquire 546,285 shares of Solid State Stock owned by Elliott at an exercise price of Cdn $0.92 per share after payment to Elliott of Cdn $50,000 for the option, such option to be exercisable commencing February 1998. In addition, in connection with the Tender Offer, Elliott agreed to repurchase such option from Mr. Peters upon taking up any shares under the Tender Offer for an aggregate consideration of approximately Cdn $1.4 million, representing the difference in the Tender Offer price and exercise price multiplied by 546,285, less Cdn $50,000. In connection with the Acquisition, Grant assumed Elliott's obligation to repurchase such option.

     In January 1997, Elliott and Westgate subscribed for 4,459,565 and 1,410,000 shares, respectively, at Cdn $0.92 per share. Aggregate proceeds of $4 million were used to retire indebtedness to Westgate and to reimburse expenses of the Principal Stockholders.

     On October 31, 1997, the Principal Stockholders exercised their warrants to acquire 125,000 shares of Solid State Stock. The proceeds from the issuance of the warrants were applied by Solid State to reduce the consolidated indebtedness owed by Solid State to Elliott.

     As of December 31, 1997, Solid State and the U.S. Subsidiary had outstanding to the Principal Stockholders approximately $4.2 million in principal amount under a loan agreement, which matures on October 31, 1999, and the U.S. Subsidiary had outstanding to Elliott approximately $12.5 million in aggregate principal amount under various promissory notes, all of which bear interest at 15% per annum. The maturities of such promissory notes were extended to March 31, 1999, prior to the offering of the Original Notes. The Company used a portion of the proceeds from the offering of the Original Notes to repay substantially all of this indebtedness.

APPLICATION OF PROCEEDS FROM THE ISSUANCE OF THE ORIGINAL NOTES

     The net proceeds received by the Company from the issuance of the Original Notes were used in part to repay certain indebtedness of the Company held by Elliott, including the Subordinated Note in the principal amount of approximately $9.8 million, the Acquisition Financing in the principal amount of $15.8 million, and $1.6 million of revolving loans under the Credit Facility. The net proceeds from the issuance of the Original Notes were also used in part to repay certain indebtedness of the Company, which was incurred by Solid State, to the Principal Stockholders, totaling approximately $16.7 million in aggregate principal amount. In addition, the net proceeds of the issuance of the Original Notes were used in part to repay approximately $1.6 million of accrued interest owed to the Principal Stockholders.

OTHER

     The Company engages, in the ordinary course of business, in various transactions with its subsidiaries on a regular basis. These transactions include the transfer of personnel and equipment, advances, repayments, guarantees, and other similar transactions.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)(1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     See "Index to Financial Statements and Financial Statement Schedule" set forth on Page F-1.

     No schedule or schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required, or such schedules are not applicable, and therefore, have been omitted.

(3) EXHIBITS

     The exhibits filed as part of this Form 10-K are listed on the Index to Exhibits immediately preceding such exhibits, which index is incorporated herein by reference.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(C) EXHIBITS

     See Item 14(a)(3) above.

(D) FINANCIAL STATEMENT SCHEDULE

The Consolidated Financial Statement Schedule is set forth beginning on page
F-1.

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report or proxy statement covering the Company's last fiscal year has been or will be circulated to security holders.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          GRANT GEOPHYSICAL, INC.

                                          By: /s/ LARRY E. LENIG, JR.

                                            ------------------------------------
                                            Larry E. Lenig, Jr.
                                            President and Chief Executive
                                              Officer

                                          DATE:  March 31, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   SIGNATURE                                        TITLE                           DATE
                   ---------                                        -----                           ----
/s/ LARRY E. LENIG, JR.                           President, Chief Executive                   March 31, 1998
------------------------------------------------  Officer and Director
Larry E. Lenig, Jr.                               (Principal Executive Officer)

*                                                 Chief Financial Officer, Treasurer and       March 31, 1998
------------------------------------------------  Secretary (Principal Financial Officer)
Michael P. Keirnan

*                                                 Controller (Principal Accounting Officer)    March 31, 1998
------------------------------------------------
Charles Ackerman

                                                  Chairman of the Board
------------------------------------------------  Director
Jonathan D. Pollock

*                                                 Director                                     March 31, 1998
------------------------------------------------
W. Richard Anderson

*                                                 Director                                     March 31, 1998
------------------------------------------------
James R. Brock

*                                                 Director                                     March 31, 1998
------------------------------------------------
J. Kelly Elliott

*                                                 Director                                     March 31, 1998
------------------------------------------------
Donald G. Russell

*                                                 Director                                     March 31, 1998
------------------------------------------------
Donald W. Wilson

---------------

* The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and Directors.

                                          By: /s/ LARRY E. LENIG, JR.
                                            ------------------------------------
                                            Larry E. Lenig, Jr.
                                            President and Chief Executive
                                              Officer

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
GRANT GEOPHYSICAL, INC.
Independent Auditors Report.................................   F-2
  Grant Geophysical, Inc....................................   F-2
  GGI Liquidating Corporation...............................   F-3
Consolidated Balance Sheets:
  Grant Geophysical, Inc. as of December 31, 1997...........   F-4
  GGI Liquidating Corporation as of December 31, 1996.......   F-4
Consolidated Statement of Operations:
  Grant Geophysical, Inc. for the three-month period ended
     December 31, 1997......................................   F-6
  GGI Liquidating Corporation for the years ended December
     31, 1995, 1996 and for the nine-month period ended
     September 30, 1997.....................................   F-6
Consolidated Statement of Stockholders' Equity:
  Grant Geophysical, Inc. for the three month period ended
     December 31, 1997......................................   F-7
  GGI Liquidating Corporation for the years ended December
     31, 1995 and 1996......................................   F-8
Consolidated Statement of Cash Flows:
  Grant Geophysical, Inc. for the three-month period ended
     December 31, 1997......................................   F-9
  GGI Liquidating Corporation for the years ended December
     31, 1995 and 1996 and for the nine-month period ended
     September 30, 1997.....................................   F-9
Notes to Financial Statements...............................  F-11

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Grant Geophysical, Inc.

     We have audited the accompanying consolidated balance sheet of Grant Geophysical, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statement of operations, stockholders' equity, and cash flows for the three-month period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Grant Geophysical, Inc. and subsidiaries, as of December 31, 1997, and the results of their operations and their cash flows for the three-month period then ended in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Houston, Texas
March 19, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
GGI Liquidating Corporation

     We have audited the accompanying consolidated balance sheets of GGI Liquidating Corporation (a debtor-in-possession as of December 31, 1996) (formerly Grant Geophysical, Inc.) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 1996 and the nine month period ended September 30, 1997. These consolidated financial statements are the responsibility of GGI Liquidating Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of GGI Liquidating Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, and the nine month period ended September 30, 1997, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that GGI Liquidating Corporation will continue as a going concern which contemplates among other things, the realization of assets and liquidation of liabilities in the ordinary course of business. As discussed in Note 1 to the consolidated financial statements, GGI Liquidating Corporation (the Petitioning Company) filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code on December 6, 1996. The chapter 11 case of the Petitioning Company is administered by the United States Bankruptcy Court for the District of Delaware (the "Court"). The Petitioning Company is operating the business as debtor-in-possession which requires certain of its actions to be approved by the Court. In September 1997 the Court approved the "Second Amended Plan of Reorganization" (the "Plan") filed by GGI Liquidating Corporation. The Plan was consummated on September 30, 1997, with the purchase by Grant Geophysical, Inc. of substantially all of the assets and the assumption of certain liabilities of GGI Liquidating Corporation. GGI Liquidating Corporation is currently in liquidation and will distribute all of its assets pursuant to the Plan. Upon the completion of its asset distribution, GGI Liquidating Corporation will dissolve and cease to exist. The consolidated financial statements and financial statement schedule do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the Plan and the distribution of assets pursuant thereto.

KPMG PEAT MARWICK LLP

Houston, Texas
December 22, 1997

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                  GGI           GRANT
                                                              ------------   ------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1997
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 6,772        $  7,093
  Restricted cash...........................................        321             321
  Accounts receivable:
     Trade (net of allowance for doubtful accounts of $5,711
      and $158 at December 31, 1996 and 1997,
      respectively).........................................     19,471          29,495
     Other..................................................        996           2,487
  Inventories...............................................        503             530
  Prepaids..................................................      1,411           4,190
  Work in process...........................................      1,071           2,779
                                                                -------        --------
       Total current assets.................................     30,545          46,895
Property, plant and equipment:
  Land......................................................        231             427
  Buildings and improvements................................      1,397           1,548
  Plant facilities and store fixtures.......................      1,703             876
  Machinery and equipment...................................     90,892          70,151
                                                                -------        --------
       Total property, plant and equipment..................     94,223          73,002
  Less accumulated depreciation.............................     56,555           8,498
                                                                -------        --------
       Net property, plant and equipment....................     37,668          64,504
Multi-client data...........................................         --           5,736
Goodwill....................................................         --          36,304
Other assets................................................      1,910           2,265
                                                                -------        --------
       Total assets.........................................    $70,123        $155,704
                                                                =======        ========

                                                        (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                  GGI           GRANT
                                                              ------------   ------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1997
                                                              ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable, current portion of long-term debt and
     capital lease obligations..............................   $     589       $  1,158
  Accounts payable..........................................       3,975         16,422
  Accrued expenses..........................................       3,051         10,318
  Foreign income taxes payable..............................         188          2,807
                                                               ---------       --------
       Total current liabilities............................       7,803         30,705
Pre-petition liabilities subject to chapter 11 case.........      90,244             --
Long-term debt and capital lease obligations, excluding
  current portion...........................................          --         65,409
Unearned revenue............................................       6,031          5,443
Other liabilities and deferred credits......................         258          2,369
Subordinated note...........................................          --          9,786
Stockholders' equity (deficit):
  $2.4375 Convertible exchangeable preferred stock, $.01 par value. Authorized 2,300,000 shares; issued and
     outstanding 2,300,000 shares at December 31, 1996,
     (liquidating preference $25 per share, aggregating
     $57,500,000)...........................................          23             --
  Junior preferred stock, $100 par value. Authorized 15,000
     shares; issued and outstanding 14,904 shares at
     December 31, 1996......................................       1,490             --
  Common stock, $.002 par value. Authorized 40,000,000
     shares; issued and outstanding 20,641,765 shares at
     December 31, 1996......................................          41             --
  Cumulative pay-in-kind preferred stock, $.001 par value.
     None authorized, none issued or outstanding at December
     31, 1996, Authorized 20,000 shares; issued and
     outstanding 10,000 shares at December 31, 1997,
     liquidating preference of $1,000 per share.............          --         10,000
  Common stock, $.001 par value. None authorized, issued or
     outstanding at December 31, 1996. Authorized 25,000,000
     shares; issued and outstanding 14,152,555 shares at
     December 31, 1997......................................          --             14
  Additional paid-in capital................................     124,203         41,278
  Accumulated deficit.......................................    (159,970)        (8,833)
  Cumulative translation adjustment.........................          --           (467)
                                                               ---------       --------
       Total stockholders' equity (deficit).................     (34,213)        41,992
                                                               ---------       --------
       Total liabilities and stockholders' equity
        (deficit)...........................................   $  70,123       $155,704
                                                               =========       ========

          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  GGI                             GRANT
                                           -------------------------------------------------   ------------
                                                                                NINE MONTHS    THREE MONTHS
                                                    YEAR ENDED                     ENDED          ENDED
                                                   DECEMBER 31,                SEPTEMBER 30,   DECEMBER 31,
                                           -----------------------------       -------------   ------------
                                              1995               1996              1997            1997
                                           ----------         ----------       -------------   ------------
Revenues.................................  $   91,996         $  105,523        $   92,705       $ 37,868
Expenses:
  Direct operating expenses..............      69,046            136,326            71,006         28,431
  Other operating expenses...............       8,527             17,865             6,473          3,507
  Depreciation and amortization..........       9,424             11,500             8,432          4,594
  Special charge for asset impairment....          --              5,802                --          6,369
                                           ----------         ----------        ----------       --------
    Total costs and expenses.............      86,997            171,493            85,911         42,901
                                           ----------         ----------        ----------       --------
    Operating income (loss)..............       4,999            (65,970)            6,794         (5,033)
Other income (deductions):
  Interest expense.......................      (3,635)            (7,558)           (4,037)        (1,431)
  Reorganization costs...................          --               (412)           (3,543)            --
  Interest income........................         113                 36               279             69
  Other..................................       2,076               (502)            2,266         (1,262)
                                           ----------         ----------        ----------       --------
    Total other deductions...............      (1,446)            (8,436)           (5,035)        (2,624)
                                           ----------         ----------        ----------       --------
    Income (loss) before taxes and
       minority interest.................       3,553            (74,406)            1,759         (7,657)
Income tax expense.......................         391              1,621             2,184            856
                                           ----------         ----------        ----------       --------
    Income (loss) before minority
       interest..........................       3,162            (76,027)             (425)        (8,513)
Minority interest........................          --                 --                --          2,847
                                           ----------         ----------        ----------       --------
    Net income (loss)....................  $    3,162         $  (76,027)       $     (425)      $ (5,666)
                                           ==========         ==========        ==========       ========
Net loss applicable to common stock......  $   (2,096)        $  (82,390)       $     (425)      $ (6,143)
                                           ==========         ==========        ==========       ========
INCOME (LOSS) PER COMMON SHARE -- BASIC
  AND DILUTED:
Net income (loss)........................                                                        $  (1.18)
Dividend requirement on Pay-In-Kind
  preferred stock........................                                                           (0.10)
                                                                                                 --------
Net loss per common share................                                                        $  (1.28)
                                                                                                 ========

          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                   GRANT
                            ------------------------------------------------------------------------------------
                              CUMULATIVE               ADDITIONAL                 CUMULATIVE         TOTAL
                              PAY-IN-KIND     COMMON    PAID-IN     ACCUMULATED   TRANSLATION    STOCKHOLDERS'
                            PREFERRED STOCK   STOCK     CAPITAL       DEFICIT     ADJUSTMENT    EQUITY (DEFICIT)
                            ---------------   ------   ----------   -----------   -----------   ----------------
Beginning balances........      $    --        $--      $    --       $    --        $  --          $    --
  Net loss................           --         --           --        (5,666)          --           (5,666)
  Common stock, one share
     issued...............           --         --           --            --           --               --
  Cumulative preferred
     stock issued.........       19,571         --           --            --           --           19,571
  Effectively issued
     4,590,055 shares of
     common stock for
     majority investment
     in Solid State.......           --          5        7,195            --           --            7,200
  "As if" pooling effect
     of Solid State.......           --         --           --        (2,952)          --           (2,952)
  Common stock, one share
     issued...............           --         --           --            --           --               --
  Issued 62,500 shares of
     common stock for
     principal
     shareholder's
     exchange of warrants
     in Solid State.......           --         --          144            --           --              144
  Issued 9,499,998 shares
     to principal
     stockholders in
     accordance with the
     Plan.................           --          9       33,939            --           --           33,948
  Converted 9.571
     preferred shares to
     Subordinated Note....       (9,571)        --           --            --           --           (9,571)
  Dividend-Preferred
     Stock................           --         --           --          (215)          --             (215)
  Cumulative translation
     adjustment...........           --         --           --            --         (467)            (467)
                                -------        ---      -------       -------        -----          -------
Balances at December 31,
  1997....................      $10,000        $14      $41,278       $(8,833)       $(467)         $41,992
                                =======        ===      =======       =======        =====          =======

          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                              GGI
                                  --------------------------------------------------------------------------------------------
                                    $2.4375
                                  CONVERTIBLE     SERIES A
                                  EXCHANGEABLE   CONVERTIBLE    JUNIOR       CUMULATIVE               ADDITIONAL
                                   PREFERRED      PREFERRED    PREFERRED     PAY-IN-KIND     COMMON    PAID-IN     ACCUMULATED
                                     STOCK          STOCK        STOCK     PREFERRED STOCK   STOCK     CAPITAL       DEFICIT
                                  ------------   -----------   ---------   ---------------   ------   ----------   -----------
Balances at December 31,
  1994.........................       $22            $--        $1,490           $--          $24      $111,968     $ (87,105)
  Net income...................        --             --            --            --           --            --         3,162
  Restricted common stock
    issued under the Incentive
    Stock Option Plan..........        --             --            --            --           --            86            --
  Proceeds from sale of 15,000
    shares under the Incentive
    Stock Option Plan..........        --             --            --            --           --            11            --
  Restricted common stock
    issued under the Employee
    Retirement Savings Plan....        --             --            --            --           --            57            --
                                      ---            ---        ------           ---          ---      --------     ---------
Balances at December 31,
  1995.........................        22             --         1,490            --           24       112,122       (83,943)
  Net loss.....................        --             --            --            --           --            --       (76,027)
  Common stock issued in
    connection with obtaining
    equipment and short- and
    long-term financing........        --             --            --            --           --           389            --
  Issuance of 143,000 shares of
    $2.4375 Convertible
    exchangeable preferred
    stock, net of non-cash
    issuance costs of
    $171,000...................         1             --            --            --           --         1,372            --
  Issuance of 70,000 shares of
    Series A convertible
    preferred stock............        --              1            --            --           --         6,999            --
  Conversion of convertible
    debentures.................        --             --            --            --            7         2,767            --
  Conversion of Series A
    convertible preferred
    stock......................        --             (1)           --            --            9            (8)           --
  Proceeds from the exercise of
    200,000 warrants...........        --             --            --            --            1           150            --
  Restricted common stock
    issued under the Incentive
    Stock Option Plan..........        --             --            --            --           --           129            --
  Proceeds from sale of 125,000
    shares under the Incentive
    Stock Option Plan..........        --             --            --            --           --           145            --
  Restricted common stock
    issued under the Employee
    Retirement Savings Plan....        --             --            --            --           --           138            --
                                      ---            ---        ------           ---          ---      --------     ---------
  Balances at December 31,
    1996.......................       $23            $--        $1,490           $--          $41      $124,203     $(159,970)
                                      ---            ---        ------           ---          ---      --------     ---------

                                       GGI
                                 ----------------

                                      TOTAL
                                  STOCKHOLDERS'
                                 EQUITY (DEFICIT)
                                 ----------------
Balances at December 31,
  1994.........................      $ 26,399
  Net income...................         3,162
  Restricted common stock
    issued under the Incentive
    Stock Option Plan..........            86
  Proceeds from sale of 15,000
    shares under the Incentive
    Stock Option Plan..........            11
  Restricted common stock
    issued under the Employee
    Retirement Savings Plan....            57
                                     --------
Balances at December 31,
  1995.........................        29,715
  Net loss.....................       (76,027)
  Common stock issued in
    connection with obtaining
    equipment and short- and
    long-term financing........           389
  Issuance of 143,000 shares of
    $2.4375 Convertible
    exchangeable preferred
    stock, net of non-cash
    issuance costs of
    $171,000...................         1,373
  Issuance of 70,000 shares of
    Series A convertible
    preferred stock............         7,000
  Conversion of convertible
    debentures.................         2,774
  Conversion of Series A
    convertible preferred
    stock......................            --
  Proceeds from the exercise of
    200,000 warrants...........           151
  Restricted common stock
    issued under the Incentive
    Stock Option Plan..........           129
  Proceeds from sale of 125,000
    shares under the Incentive
    Stock Option Plan..........           145
  Restricted common stock
    issued under the Employee
    Retirement Savings Plan....           138
                                     --------
  Balances at December 31,
    1996.......................      $(34,213)
                                     --------

          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  GGI                        GRANT
                                                 --------------------------------------   ------------
                                                                           NINE MONTHS    THREE MONTHS
                                                       YEAR ENDED             ENDED          ENDED
                                                      DECEMBER 31,        SEPTEMBER 30,   DECEMBER 31,
                                                 ----------------------   -------------   ------------
                                                   1995          1996         1997            1997
                                                 --------      --------   -------------   ------------
Cash flows from operating activities:
  Net income (loss)............................  $  3,162      $(76,027)     $  (425)       $(5,666)
  Adjustments to reconcile net income/(loss) to
     net cash provided by operating activities:
     Special charge for asset impairment.......        --         5,802           --          6,369
     Provision for doubtful accounts...........        --         5,511           --             --
     Depreciation and amortization expense.....     9,424        11,500        8,432          4,594
     Deferred costs amortization...............    12,550        29,528           --             --
     Loss on sale of subsidiaries..............        --           198           --             --
     (Gain) loss on the sale of fixed assets...      (212)          (25)          39            132
     Gain on insurance claim...................    (1,247)           --           --             --
     Exchange loss (gain)......................      (102)          251           98            (77)
     Other non-cash items......................       191           328          225         (2,544)
Changes in assets and liabilities, excluding
  effects of divestitures:
(Increase) decrease in:
  Accounts receivable..........................   (14,828)       13,346        2,375            694
  Inventories..................................        27           914          (27)            --
  Prepaids.....................................    (1,701)        1,228         (538)        (1,220)
  Work-in-Process..............................   (18,439)      (24,969)        (268)        (1,101)
  Other assets.................................      (521)        1,846       (1,031)           983
Increase (decrease) in:
  Accounts payable.............................    10,637         9,328        3,143         (1,237)
  Accrued expenses.............................     1,046         5,059          830          1,759
  Foreign income taxes payable.................       122           390        1,767            487
  Other liabilities and deferred credits.......     2,650         7,973       (2,320)         2,213
Change in pre-petition liabilities subject to
  Chapter 11 case:
     Accounts payable..........................        --            --       (2,226)            --
     Accrued expenses..........................        --          (125)      (1,732)            --
     Foreign income tax payable................        --            --         (194)            --
     Other liabilities and deferred credits....        --        (1,402)      (3,622)            --
                                                 --------      --------      -------        -------
       Net cash provided by (used in) operating
          activities...........................     2,759        (9,346)       4,526          5,386

                                                        (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  GGI                        GRANT
                                                 --------------------------------------   ------------
                                                                           NINE MONTHS    THREE MONTHS
                                                       YEAR ENDED             ENDED          ENDED
                                                      DECEMBER 31,        SEPTEMBER 30,   DECEMBER 31,
                                                 ----------------------   -------------   ------------
                                                   1995          1996         1997            1997
                                                 --------      --------   -------------   ------------
Cash flows from (used in) investing activities:
  Capital expenditures, net....................   (13,757)      (10,339)      (6,751)        (3,994)
  Proceeds from the sale of assets.............       255            25           20            182
  Proceeds from the sale of
     subsidiaries/businesses...................        --            39           --             --
  Insurance proceeds from arson damage, net of
     losses incurred...........................     1,351            --           --             --
  Acquisition of the minority interest in Solid
     State.....................................        --            --           --        (15,903)
  Restricted cash..............................     2,879            94           --             --
                                                 --------      --------      -------        -------
       Net cash used in investing activities...    (9,272)      (10,181)      (6,731)       (19,715)
Cash flows from (used in) financing activities:
  Proceeds from the exercise of stock options
     and warrants..............................        11           296           --             --
  Proceeds from issuance of $2.4375 preferred
     stock, net of issuance costs..............        --         1,544           --             --
  Proceeds from issuance of Series A preferred
     stock.....................................        --         7,000           --             --
  Borrowings made during the period............    89,950       122,354        4,207         31,270
  Repayment on borrowings during the period....   (83,032)     (105,757)      (1,838)       (15,363)
  Proceeds from the issuance of Common Stock...        --            --           --         33,948
  Repayment of debt due to GGI.................        --            --           --        (34,783)
  Pre-petition liabilities subject to Chapter
     11 case:
     Borrowings under credit facility..........        --         3,612       49,385             --
     Repayment on borrowings...................        --        (3,382)     (50,465)            --
                                                 --------      --------      -------        -------
     Net cash provided by financing
       activities..............................     6,929        25,667        1,289         15,072
Effect of exchange rate changes on cash........      (173)         (415)        (238)           160
                                                 --------      --------      -------        -------
  Net increase (decrease) in cash and cash
     equivalents...............................       243         5,725       (1,154)           903
Cash and cash equivalents at beginning of
  period.......................................       804         1,047        6,772          6,190
                                                 --------      --------      -------        -------
Cash and cash equivalents at end of period.....  $  1,047      $  6,772      $ 5,618        $ 7,093
                                                 ========      ========      =======        =======

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES. SEE NOTE
                                      17.

          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1996, AND 1997

(1) BASIS OF PRESENTATION

     Effective September 30, 1997, in connection with the plan of reorganization (the "Plan"), Grant Geophysical, Inc. ("Grant"), which was formerly known as Grant Acquisition Corporation, acquired substantially all of the assets and assumed certain liabilities of GGI Liquidating Corporation ("GGI"), which was formerly known as Grant Geophysical, Inc. Elliott Associates L.P. ("Elliott") and Westgate International, L.P. ("Westgate") ("collectively known as "the Principal Stockholders") own all of the issued and outstanding common and preferred stock of Grant. The general partners of Elliott are Paul E. Singer and Braxton Associates, L.P. The general partner of Westgate is Hambledon, Inc., a corporation controlled by Braxton Associates, L.P. Elliott and Westgate are each managed by Stonington Management Corporation, a corporation controlled by Mr. Singer. For financial statement purposes, the purchase of GGI's assets by Grant was accounted for as a purchase acquisition. The purchase price was allocated between the fair value of the GGI assets purchased and liabilities assumed, and Grant recorded goodwill of approximately $21.0 million. The effects of the acquisition have been reflected in Grant's assets and liabilities at that date.

     At September 30, 1997, Elliott held 5,888,565 shares or 40.7% and Westgate held 3,291,544 shares, or 23.3% of the outstanding common shares of Solid State Geophysical, Inc. ("Solid State Stock"). As of September 30, 1997, Elliott and Westgate combined owned a controlling interest in both Solid State Geophysical, Inc. ("Solid State") and Grant. As such, as of that date, Elliott and Westgate were deemed to have transferred their ownership in Solid State to Grant in exchange for 4,590,055 shares of Grant Common Stock. This transaction was accounted for as an exchange of ownership interests between entities under common control and the assets and liabilities transferred were accounted for at historical cost in a manner similar to a pooling-of-interests. In November 1997, Grant, through a wholly owned Canadian subsidiary, initiated a tender offer for all of the outstanding common shares of Solid State not held by Grant. In connection with the tender offer, Elliott and Westgate transferred its ownership in Solid State to Grant in exchange for 4,652,555 shares of Grant Common Stock and agreed to loan Grant $15.8 million to pay for shares tendered in the tender offer and costs incurred in connection with such tender offer. Upon the expiration of the Tender Offer on December 19, 1997, Grant held approximately 99% of the outstanding shares of Solid State Stock. On December 23, 1997, because Grant acquired over 90% of the outstanding shares of Solid State Stock not already held by Grant qualified to exercise its statutory right under Canadian law to acquire the remaining shares of Solid State Stock on the same terms and at the same price as the Tender Offer. On December 23, 1997 after exercising these statutory rights, Solid State became an indirect wholly owned subsidiary of Grant. The acquisition of the unaffiliated minority interest under the tender offer was accounted for under the purchase method of accounting at the date of acceptance. Grant recorded goodwill of approximately $15.3 million in connection with the acquisition of the unaffiliated minority interest.

     As a result, Grant's consolidated balance sheet as of December 31, 1997 and statement of operations and cash flows for the three-months ended December 31, 1997 is presented using Grant's new basis of accounting, while the consolidated balance sheets of GGI as of December 31, 1996 and the consolidated statements of operations and cash flows for the two years ended December 31, 1996 and the nine-months ended September 30, 1997 are presented using GGI's historical cost basis of accounting. Because of the recent acquisition and related adjustment of assets and liabilities to fair value as of December 31, 1997, the carrying value of Grant's financial assets and liabilities approximates fair value.

     Presented below is the unaudited pro forma effect of the combination of Solid State and Grant. Pro forma adjustments have been made to record the consummation of the Plan and certain related transactions, the issuance of a subordinated note in exchange for 9,571.162 shares of Grant preferred stock (see
Note 9 for a discussion of the subordinated note), the Acquisition, which includes the transfer of shares of Solid State Stock to Grant by the Principal Stockholders, which has been accounted for as an exchange of ownership interest between entities

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

under common control (as-if-pooling) and the acquisition of the unaffiliated minority interest of Solid State, which has been accounted for as a purchase. The unaudited pro forma information gives effect to the transaction as if it was completed as of January 1, 1996.

                                                          FOR THE YEAR ENDED    FOR THE YEAR ENDED
                                                          DECEMBER 31, 1996     DECEMBER 31, 1997
                                                          ------------------    ------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues................................................       $138,155              $173,865
                                                               ========              ========
Net Loss................................................       $(84,569)             $ (8,522)
                                                               ========              ========
Net Loss applicable to common stock.....................       $(85,619)             $ (9,572)
                                                               ========              ========
Basic loss per share....................................       $  (5.95)             $  (0.67)
                                                               ========              ========

     On December 6, 1996, (the "Petition Date") GGI filed for protection under the United States Bankruptcy Code and began its reorganization under the supervision of the Bankruptcy Court. The reorganization was precipitated by several factors, including overly rapid and underfinanced expansion in the United States and Latin American markets, costs related to the development of a proprietary data recording system and poor operational results in the United States and certain international markets. These factors impaired GGI's ability to service its indebtedness, finance its existing capital expenditure requirements and meet its working capital needs. In addition, GGI was unable to raise additional equity, causing a disproportionate reliance on debt financing and equipment leasing. In connection with the reorganization, GGI replaced its senior management, disposed of unprofitable operations and developed the Plan, which was consummated on September 30, 1997 (the "Effective Date") with the purchase by Grant of substantially all of the assets and the assumption certain liabilities of GGI. GGI is currently in liquidation and will distribute all of its assets pursuant to the Plan. Upon the completion of its asset distribution, GGI will dissolve and cease to exist.

     Grant was incorporated in Delaware in September 1997. The Company has several wholly owned subsidiaries incorporated in the United States and certain foreign jurisdictions and has established branch operations in various foreign jurisdictions. The Company provides the petroleum industry with land and transition zone seismic data acquisition services and operates or has operated seismic crews in areas of oil and gas exploration in the United States, Canada, Latin America, the Far East, the Middle East and Africa.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Going Concern Considerations--GGI

     The accompanying financial statements of GGI have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As described earlier, GGI is in the process of distributing its assets pursuant to the Plan and will be dissolved. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that may result from the Plan and the distribution of assets pursuant thereto.

  Principles of Consolidation

     Each of the consolidated financial statements include the accounts of GGI or Grant and all of their respective majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Minority Interest

     The minority interest calculated on the Consolidated Statement of Operations is computed based on the minority ownership percentage in Solid State during the fourth quarter of 1997. This minority interest was extinguished by the tender offer and Solid State is a wholly owned subsidiary of Grant.

  Revenues

     Revenues from data acquisition are recognized based on contractual rates set forth in the related contract. If the contract only provides a rate for the completed service, revenue and any unearned revenue recorded is recognized based on the percentage of the work effort completed compared with the total work effort involved in the contract.

  Cash and Cash Equivalents

     For purposes of the consolidated statement of cash flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents. There were no investments at December 31, 1996 and $510,000 at December 31, 1997.

  Restricted Cash

     At December 31, 1996 and 1997, restricted cash included three certificates of deposit totaling $321,000 which are pledged as collateral for letters of credit.

  Inventories

     Inventories, which consist primarily of miscellaneous supplies, are stated at lower of cost or market. Cost is determined using the specific identification method.

  Work in Process

     Expenses related to the work in progress of seismic crews are deferred and recognized over the performance of the contract.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of future minimum lease payments at the inception of the lease.

     Depreciation is provided principally by the straight-line method over the estimated useful lives of the various classes of assets as follows:

                                                              YEARS
                                                              -----
Buildings and improvements..................................  5-10
Data processing equipment...................................   3-5
Office equipment............................................  5-10
Seismic exploration and transportation equipment............  3-10

     Plant and equipment held under capital leases are amortized by the straight-line method over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance and repairs are charged to operations. Betterments and major renewals are capitalized.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Multi-Client Data Library

     The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve month period beginning with the initiation of acquisition of each multi-client survey, costs are amortized based on revenues from such survey as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years.

     On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey.

  Asset Impairment

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Long-lived assets and certain identifiable intangibles are written down to their current fair value whenever events or changes in circumstances indicate that the carrying amount of these assets are not recoverable. These events or changes in circumstances may include but are not limited to a significant change in the extent in which an assets is used, a significant decrease in the market value of the asset, or a projection or forecast that demonstrates continuing losses associated with an asset. If an impairment is determined, the asset is written down to its current fair value and a loss is recognized.

  Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. Accumulated amortization was $175,000 as of December 31, 1997. Grant assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Grant's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The goodwill created in the purchase of GGI's assets is amortized over 30 years and the goodwill created in the acquisition of Solid State is amortized over 20 years.

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

  Reorganization Costs

     Reorganization costs consist of professional fees and similar types of expenditures directly related to GGI's chapter 11 proceeding, and are expensed as incurred. During 1996 and nine months ended September 30, 1997, GGI had incurred approximately $412,000 and $3,543,000 of reorganization costs.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Foreign Exchange Gains and Losses

     Grant has determined that the United States ("U.S.") dollar is its primary functional currency in all foreign locations with the exception of its Canadian subsidiaries. Accordingly, these foreign entities (other than Canada) translate property and equipment (and related depreciation) and inventories into U.S. dollars at the exchange rate in effect at the time of their acquisition while other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. Remeasurement gains and losses are included in the determination of net income and are reflected in other income (deductions) (See
Note 16). The Canadian subsidiaries use the Canadian dollar as their functional currency and translate all assets and liabilities at year-end exchange rates and operating results at average exchange rates prevailing during the year. Adjustments resulting from the translation of assets and liabilities are recorded in the cumulative foreign currency translation adjustment account in stockholders' equity. Grant does not presently use derivatives or forward foreign exchange hedging contracts.

  Income Taxes

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Post-Employment Benefits

     SFAS No. 112, "Employer's Accounting for Post-Employment Benefits," requires companies to account for benefits to former or inactive employees after employment but before retirement on the accrual basis of accounting. Post-employment benefits include every form of benefit provided to former or inactive employees, their beneficiaries and covered dependents. Benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage. Adoption of SFAS No. 112 did not materially affect GGI's consolidated results of operations or financial position.

  Income (Loss) Per Common Share

     Statement of Financial Accounting Standards No. 128, "Earnings per Share," specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. Grant has adopted SFAS No. 128 effective December 31, 1997, and accordingly, has restated herein all previously reported earnings per share data. Earnings per share data have not been presented for GGI as this information is not meaningful.

     Basic income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period without any dilutive effects considered. Diluted income (loss) per common share reflects dilution for all potentially dilutive securities including warrants and convertible securities. The income (loss) is adjusted for by cumulative preferred stock dividends in calculating net income (loss) attributable to the common shareholder.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Stock Based Compensation

     The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. Grant has elected to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," where compensation costs are not recognized in the Company's stock option plans.

     Had GGI adopted SFAS No. 123 for options granted after January 1, 1995, GGI's net loss for the years ended December 31, 1995 and 1996 would have been increased as follows (in thousands):

                                                                    GGI
                                                 -----------------------------------------
                                                        1995                  1996
                                                 -------------------   -------------------
                                                    AS                    AS
                                                 REPORTED   PROFORMA   REPORTED   PROFORMA
                                                 --------   --------   --------   --------
Net loss applicable to common stock............  $(2,096)   $(2,215)   $(82,390)  $(82,612)

     For purposes of determining compensation costs using the provisions of SFAS 123, the fair value of option grants were determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were: risk-free interest rate of 8.5%; dividend yield of zero; stock price volatility of 70%; expected option lives of four years.

     Pursuant to the Plan, GGI's capital stock was canceled on the Effective Date. As a result, GGI's Amended 1989 Long-Term Incentive Plan was also canceled. As of December 31, 1997, Grant has not granted any awards under the 1997 Equity and Performance Plan. Therefore, the effect of SFAS No. 123 for the nine months ended September 30, 1997 and the three months ended December 31, 1997 have not been presented.

  Reclassifications

     Certain amounts previously reported have been reclassified in order to ensure comparability between the periods reported.

  Recent Accounting Pronouncements

     The FASB issued "Reporting Comprehensive Income" ("SFAS 130") regarding standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total or other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company plans to adopt SFAS 130 in the first quarter of 1998.

     The FASB issued "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") regarding disclosures about segments of an enterprise and related information. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. Grant will adopt SFAS 131 for the fiscal year ending December 31, 1998.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(3) PRE-PETITION LIABILITIES SUBJECT TO GGI'S CHAPTER 11 CASE

     As a result of GGI's chapter 11 reorganization proceedings, all pre-petition liabilities of GGI outstanding at December 31, 1996 were classified as pre-petition liabilities subject to Chapter 11 case. The terms and amounts due are subject to the conditions of the Plan confirmed on September 15, 1997. GGI's secured and unsecured debt at December 31, 1996 was as follows (dollars in thousands):

                                                                     DECEMBER 31, 1996
                                                              --------------------------------
                                                                        PRE-PETITION
                                                                          ACCRUED
                                                              AMOUNT      INTEREST      TOTAL
                                                              -------   ------------   -------
SECURED DEBT:
  Revolving line of credit, 12.7%-14.7%(A)..................  $11,774      $   --      $11,774
  Equipment notes payable, 7.3%-12.0%(A)....................   16,594         557       17,151
  Other notes payable, 10.7%-15.0%(A).......................    5,560         302        5,862
  Capital lease obligations, 9.0%-27.0%(A)..................    8,971         198        9,169
  Other Claims..............................................    1,662          --        1,662
                                                              -------      ------      -------
                                                              $44,561      $1,057      $45,618
                                                              =======      ======      =======

                                                                     DECEMBER 31, 1996
                                                              --------------------------------
                                                                        PRE-PETITION
                                                                          ACCRUED
                                                              AMOUNT      INTEREST      TOTAL
                                                              -------   ------------   -------
UNSECURED DEBT:
  Convertible Debentures, 8%(A).............................  $   350      $   --      $   350
  Other notes payable, 6%-22%(A)............................   11,266         158       11,424
  Capital lease obligations, 12%-37%(A).....................      687          37          724
  Trade Accounts Payable....................................   23,718          --       23,718
  Accrued Expenses..........................................    2,956          --        2,956
  Other liabilities and deferred credits....................    5,454          --        5,454
                                                              -------      ------      -------
                                                               44,431         195       44,626
                                                              -------      ------      -------
     TOTAL..................................................  $88,992      $1,252      $90,244
                                                              =======      ======      =======

------------

(A) Represents contractual stated interest rates.

     On February 4, 1997, the Court approved a Financing Order that authorized GGI to enter into an agreement to obtain secured post-petition financing with its primary working capital lender (the "Lender") under which agreement the Lender continued to advance funds to GGI for its operations. The Financing Order was amended by order of the Court on April 9, 1997. Pursuant to the Amended Financing Order, the Lender agreed to make revolving advances not to exceed $12,500,000. The advances are not to exceed a borrowing base equal to a percentage of certain trade accounts receivable and an overadvance amount. The maximum permitted overadvance was $7,000,000 through September 30, 1997 when the Amended Financing Order expired. A $125,000 fee was paid to the Lender. Interest accrued at prime plus 3.75% on the advance funds and prime plus 7.25% on the overadvance funds. Pursuant to the Plan, all loans made under the Financing Order were paid in full on September 30, 1997.

     On August 22, 1996, GGI amended a two-year term loan agreement with a secured lender to increase the principal amount to $5,000,000. Interest on such debt at the rate of 13.5% has been accruing since the petition date. Pursuant to the Plan, this loan was paid in full December 31, 1997.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Agreements with certain lenders and lessors were reached and pursuant to the Plan, GGI made payments of adequate protection in varying amounts. Pursuant to the Plan, each of these loans and leases was paid in full or are included in the liabilities assumed by Grant (see Note 9).

     On March 27, 1996, GGI issued $3,000,000 of its 8% Convertible Debentures ("Debentures") due December 31, 1999. The Debentures were convertible, at the option of the purchaser, into shares of GGI's Common Stock at a conversion price of 80% of the five day average low trading price prior to the conversion election of the Common Stock, provided that such 80% figure is increased to 100% if the Debentures were converted within 45 days of the Closing Date. As of December 31, 1996, approximately $2,650,000 of the Debentures had been converted into 3,400,261 shares of GGI's Common Stock. The remaining amount is an unsecured debt of GGI which will receive the recovery, if any, afforded to allowed unsecured creditors pursuant to the Plan.

     GGI borrowed an aggregate of $3,149,000 from Westgate and Elliott for working capital purposes. This amount remained outstanding at December 31, 1996 and will receive the recovery, if any, afforded to allowed unsecured creditors pursuant to the Plan.

     Prior to the Petition Date, interest was accrued on all debt instruments based on contractual rates. Interest was accrued on all secured equipment notes payable and capital leases based on renegotiated rates of 7% to 11.09% from December 7, 1996. All unsecured and undersecured debt were not entitled to accrue interest since the Petition Date. Interest expense, based on contractual rates of debt instruments, would have been approximately $7,667,000 for the year ended December 31, 1996. Interest expense for the nine months ended September 30, 1997 and the three months ended December 31, 1997, has been accrued at the renegotiated contractual rates.

(4) SPECIAL CHARGE FOR ASSET IMPAIRMENT

     GGI

     In 1994 GGI began development of a proprietary data recording system, which was intended to replace an older recording system used in transition zone areas. Problems with software design and hardware availability resulted in numerous delays and substantial cost overruns. In addition, the completed system did not meet performance expectations. Consequently, at December 31, 1996, GGI reduced the carrying value of the proprietary data recording system which was not expected to generate future cash flows adequate to support current carrying values. Accordingly, a $5,802,000 charge for asset impairment was recorded during the fourth quarter of 1996.

     GRANT

     In the fourth quarter of 1997 certain assets of Solid State were written down to reflect their fair value in accordance with the asset impairment policy. Accordingly, Grant recorded a $6,369,000 special charge for asset impairment in the fourth quarter of 1997. This charge primarily consisted of $5,869,000 relating to the multi-client data library and $500,000 relating to miscellaneous assets held by Solid State.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(5) SUMMARY OF OPERATIONS

     A summary of operations by geographical area follows (dollars in thousands):

                                                                 GGI                        GRANT
                                                --------------------------------------   ------------
                                                                          NINE MONTHS    THREE MONTHS
                                                      YEAR ENDED             ENDED          ENDED
                                                     DECEMBER 31,        SEPTEMBER 30,   DECEMBER 31,
                                                ----------------------   -------------   ------------
                                                  1995          1996         1997            1997
                                                --------      --------   -------------   ------------
Total revenues:
  Canada......................................  $     --      $     --      $    --        $ 4,468
  United States...............................    47,849        42,074       41,267         12,458
  Middle East.................................       786            --           --             --
  Africa......................................    14,208           904           --            348
  Colombia....................................     4,535        12,722       19,797          2,836
  Peru........................................    13,719        27,490        2,696             --
  Other Latin America.........................     7,278        16,921       20,074         13,147
  Far East....................................     3,621         5,412        8,871          4,611
                                                --------      --------      -------        -------
                                                $ 91,996      $105,523      $92,705        $37,868
                                                ========      ========      =======        =======
Operating income (loss):......................
  Canada......................................  $     --      $     --      $    --        $(1,488)
  United States...............................     4,575       (35,920)      (1,924)        (7,634)
  Middle East.................................       285          (144)          --              5
  Africa......................................     1,130        (4,281)          --            (74)
  Europe......................................      (821)         (922)          --             --
  Colombia....................................      (271)          (94)       4,750            137
  Peru........................................     1,205       (19,804)           4             --
  Other Latin America.........................      (714)       (4,744)       1,619          2,347
  Far East....................................      (390)          (61)       2,345          1,674
                                                --------      --------      -------        -------
                                                $  4,999      $(65,970)     $ 6,794        $(5,033)
                                                ========      ========      =======        =======

                                                                  GGI           GRANT
                                                              ------------   ------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1997
                                                              ------------   ------------
Identifiable assets:
  Canada....................................................    $    --        $ 35,278
  United States.............................................     36,956          79,089
  Africa....................................................         --             504
  Europe and the Middle East................................         41             461
  Colombia..................................................      9,233           9,750
  Peru......................................................     10,354              --
  Other Latin America.......................................      9,210          21,530
  Far East..................................................      2,701           7,351
                                                                -------        --------
     Total identifiable assets..............................     68,495         153,963
  Corporate assets..........................................      1,628           1,741
                                                                -------        --------
                                                                $70,123        $155,704
                                                                =======        ========

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     In 1995, revenue from a nationalized oil company totaled approximately $10,048,000 (11%). Revenues from a U.S. based international oil company were approximately $12,683,000 (14%) and $20,233,000 (19%) for the years ended December 31, 1995 and 1996, respectively. For the nine months ended September 30, 1997, revenues from three oil companies, one domestic and two international, were approximately $14,008,000 (15%), $9,924,000 (11%), $8,895,000 (10%).

(6) DIVESTITURES

     During the fourth quarter of 1996, GGI sold the stock of its Venezuela subsidiary and also entered into an agreement to sell the stock of its Nigeria subsidiary. The sale of the Nigeria subsidiary was finalized in April 1997. Proceeds from these sales totaled approximately $380,000. Other than a $198,000 loss recognized on these sales in 1996, these transactions did not have a significant impact on GGI's operating results.

(7) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                        ACCUMULATED
                            GGI                                COST     DEPRECIATION
                            ---                               -------   ------------
                                                              (DOLLARS IN THOUSANDS)
December 31, 1996
  Land......................................................  $   231     $    --
  Buildings and improvements................................    1,397         202
  Plant facilities and store fixtures.......................    1,703       1,041
  Machinery and equipment...................................   90,892      55,312
                                                              -------     -------
                                                              $94,223     $56,555
                                                              =======     =======

                                                                        ACCUMULATED
                           GRANT                               COST     DEPRECIATION
                           -----                              -------   ------------
                                                              (DOLLARS IN THOUSANDS)
December 31, 1997
  Land......................................................  $   427     $    --
  Buildings and improvements................................    1,548          42
  Plant facilities and store fixtures.......................      876         170
  Machinery and equipment...................................   70,151       8,286
                                                              -------     -------
                                                              $73,002     $ 8,498
                                                              =======     =======

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(8) INCOME TAXES

     The composition of the income tax expense follows (dollars in thousands):

                                                                    GGI                     GRANT
                                                      --------------------------------   ------------
                                                                          NINE MONTHS    THREE MONTHS
                                                         YEAR ENDED          ENDED          ENDED
                                                        DECEMBER 31,     SEPTEMBER 30,   DECEMBER 31,
                                                      ----------------   -------------   ------------
                                                      1995       1996        1997            1997
                                                      ----      ------   -------------   ------------
Current:
  State.............................................  $ --      $   --      $   --           $ --
  Federal...........................................    --          --          --             --
  Foreign...........................................   391       1,621       2,184            856
Deferred:
  State.............................................    --          --          --             --
  Federal...........................................    --          --          --             --
  Foreign...........................................    --          --          --             --
                                                      ----      ------      ------           ----
     Income tax expense.............................  $391      $1,621      $2,184           $856
                                                      ====      ======      ======           ====

     At December 31, 1996, GGI had net operating losses ("NOLs") of approximately $173,000,000 available for carryforward for U.S. Federal income tax purposes. The NOLs, if unused, will expire between 1997 and 2011. Since GGI will, in accordance with the Plan, be liquidated, approximately $150,000,000 of these NOLs will not be used and will expire at such time as GGI ceases to exist.

     Grant acquired approximately $23,000,000 of GGI's U.S. NOLs on September 30, 1997. The NOLs, if unused, will expire between 1998 and 2011. Future utilization of these NOLs will be restricted due to the change of ownership resulting from the Plan. Based on current valuations, use of these NOLs would be limited to approximately $704,000 annually.

     Grant also acquired approximately $13,536,000 of Solid State's U.S. NOLs on December 30, 1997. The NOLs, if unused, will expire between 1998 and 2011. Future utilization of approximately $9,760,000 of these NOLs will be restricted due to a change of ownership which occurred on February 25, 1997. Based on current valuations, the restriction would be approximately $125,000 annually.

     In addition, Grant acquired approximately $7,800,000 of Solid State's NOLs in Canada on December 30, 1997. The NOLs, if unused, will expire between 2000 and 2005. Future utilization of these NOLs is restricted to income arising in Canada from the same type of business operations that generated them.

     All of these acquired NOLs, when utilized, will first reduce goodwill and other noncurrent intangible assets related to the acquisition to zero, with any remaining tax benefits recognized as a reduction of income tax expense.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     The total income tax expense is different from the amount computed by applying the U.S. Federal income tax rate to income before income taxes. The reasons for these differences were as follows (dollars in thousands):

                                                                   GGI                     GRANT
                                                    ---------------------------------   ------------
                                                                         NINE MONTHS    THREE MONTHS
                                                       YEAR ENDED           ENDED          ENDED
                                                      DECEMBER 31,      SEPTEMBER 30,   DECEMBER 31,
                                                    -----------------   -------------   ------------
                                                     1995      1996         1997            1997
                                                    ------   --------   -------------   ------------
U.S. Federal income tax expense (benefit) at
  statutory rate..................................  $1,208   $(25,298)     $  616         $(2,680)
Increases (reductions) in taxes from:
Foreign income tax rate more (less) than U.S. rate
  on foreign income...............................     110      4,712         741           1,648
Losses of the U.S. return group from which no
  benefit is expected.............................      --     22,207         827           1,888
Utilization of prior year losses for which no
  benefit was recognized..........................    (927)        --          --              --
                                                    ------   --------      ------         -------
Income tax expense recorded.......................  $  391   $  1,621      $2,184         $   856
                                                    ======   ========      ======         =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

                                                                  GGI                        GRANT
                                                 --------------------------------------   ------------
                                                                           NINE MONTHS    THREE MONTHS
                                                       YEAR ENDED             ENDED          ENDED
                                                      DECEMBER 31,        SEPTEMBER 30,   DECEMBER 31,
                                                 ----------------------   -------------   ------------
                                                   1995          1996         1997            1997
                                                 --------      --------   -------------   ------------
Deferred tax asset:
Plant and equipment, principally due to
  differences in depreciation..................  $  1,890      $  3,841     $  5,042        $    666
Financing costs................................        --            --           --             244
Research and development costs.................        --            --           --             499
Allowance for doubtful accounts and other
  accruals.....................................        --         3,042           --              58
Net operating loss carryforwards...............    36,519        58,795        8,026          10,720
                                                 --------      --------     --------        --------
          Total................................    38,409        65,678       13,068          12,187
Deferred tax liability:
Plant and equipment, principally due to
  differences in depreciation..................        --            --           --            (339)
                                                 --------      --------     --------        --------
Net deferred tax asset.........................    38,409        65,678       13,068          11,848
Valuation allowance............................   (38,409)      (65,678)     (13,068)        (11,848)
                                                 --------      --------     --------        --------
Net deferred tax asset (liability).............  $     --      $     --     $     --        $     --
                                                 ========      ========     ========        ========

     The valuation allowance for deferred tax assets as of January 1, 1995 was $39,039,000. The net change in the total valuation allowance for the years ended December 31, 1995, 1996, the nine months ended September 30, 1997, and the three months ended December 31, 1997, was a decrease of $630,000, an increase of $27,269,000, a decrease of $52,610,000, and a decrease of $1,220,000, respectively.

(9) NOTES PAYABLE, LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND SUBORDINATED
    NOTE

     A summary of notes payable, long-term debt, and capital lease obligations was as follows (dollars in thousands):

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                                   GGI            GRANT
                                                              -------------   -------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1996            1997
                                                              -------------   -------------
Revolving lines of credit:
  Prime plus 2%, due March 31, 1999 at December 31, 1997
     10.5%..................................................                     $   800
  Term note--prime plus 2% at December 31, 1997 10.5%.......        --            15,800
  Prime plus .75%, due February 17, 1997 at December 31,
     1997 6.75%.............................................        --             2,565
Equipment notes payable--10.7% to 10.75%, due 1998-1999.....        --            13,989
Other notes payable--6.24% to 26.0%, due 1998-2005..........       589            25,051
Capital lease obligations--7.5% to 12.0%, due 1998-2000.....        --             8,362
Subordinated Note -- 10.5% due March 31, 1999...............        --             9,786
                                                                  ----           -------
Total long term.............................................       589            76,353
Less current portion........................................       589             1,158
                                                                  ----           -------
     Notes payable, long-term debt, capital lease
      obligations and subordinated note excluding current
      portion...............................................      $ --           $75,195
                                                                  ====           =======

     At the Petition Date all of GGI's notes payable, long-term debt and capital lease obligations were reclassified to Pre-Petition Liabilities Subject to Chapter 11 Case (see Note 3). At December 31, 1996, other notes payable consisted of a revolving line of credit maintained by a foreign subsidiary.

     As of March 18, 1998, all of the outstanding debt of Grant, with the exception of approximately $3.6 million relating to one capital lease obligation and one note payable, has been paid off with the proceeds of the Senior Notes (see below).

     On October 1, 1997, Grant and Elliott entered into a credit facility providing for a revolving loan facility under which Grant may borrow up to an aggregate principal amount of $5 million (at December 31, 1997, $4.2 million was available for borrowing). Grant is required to pay interest on the outstanding principal balance of revolving loans at a rate per annum equal to the prime rate plus 2%. On December 18, 1997, the credit facility was amended to provide for a term loan of $15.8 million in addition to the revolving loans. The proceeds of the term loan were used by Grant to purchase all of the stock of Solid State not already owned by Grant (see Note 1). The credit facility expires on March 31, 1999 at which time all obligations of Grant under the credit facility are due and payable. The loans under the credit facility are secured by all of Grant's assets and a pledge by Grant of certain notes and all the outstanding shares of capital stock of its subsidiaries. Each subsidiary of Grant has executed a guaranty in favor of Elliott, each of which guarantees payment of all Grant's obligations owed to Elliott under the credit facility. Each subsidiary has pledged its assets in favor of Elliott to secure its obligations under its respective guaranty. The credit facility contains restrictions which, among other things, prohibit Grant's right to pay dividends and limit its right to borrow money, purchase fixed assets or engage in certain types of transactions without the consent of the lender. The instrument was paid in full on February 18, 1998 with the proceeds of the Senior Notes. (See below)

     At December 31, 1997, a foreign credit facility between Solid State and its subsidiaries and a Canadian bank was in effect. Under this revolving facility Grant may borrow up to a principal amount of $3.6 million, secured by substantially all the assets of Solid State and by assignment of receivables and bears interest at Canadian prime rate plus .75%. There was approximately $2.6 million outstanding at December 31, 1997. This facility was paid in full on February 18, 1998 and was terminated. Following repayment of this note, the Solid State assets have been pledged by Grant to secure the loans from Elliott described above and each Solid State subsidiary has executed a guaranty in favor of Elliott in the form described above.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     On December 19, 1997 Elliott and Westgate exchanged 9,571.162 shares of preferred stock with a liquidation value of $9,571,162, plus accrued dividends of $215,000, for a subordinated note which bears interest at an annual rate of 10.5%. The instrument was paid in full on February 18, 1998 with the proceeds of the Senior Notes. (See below)

     The Company's equipment notes payable and capital lease obligations represent installment loans or capital lease obligations primarily related to the acquisition of seismic recording equipment. These instruments were paid in full on February 18, 1997 with the proceeds of the Senior Notes. (See below)

     At December 31, 1997, other notes payable included approximately $16.7 million due to Elliott from term loans entered into by Solid State during the period February 1997 through October 1997. In addition, there is approximately $6.5 million due by Solid State to the same Canadian bank that has the revolver. The remainder of the payable consists of local short-term credit lines in certain foreign subsidiaries. These instruments were paid in full on February 18, 1997 with the proceeds of the Senior Notes. (See below)

     On February 18, 1998, Grant completed an offering of $100 million face value 9 3/4% Senior Notes due 2008. The Notes bear interest from February 18, at a rate per annum set forth above payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1998. The net proceeds to Grant from the sale of the Notes was approximately $95.2 million after deducting the Initial Purchaser's discount and certain other estimated fees and expenses. Grant used the proceeds to repay approximately $74.5 million of the outstanding balance of debt and interest existing at December 31, 1997. This amount is comprised of approximately $73.0 million in principal and $1.5 million in interest.

(10) LEASES

     The future minimum rental payments for Grant's various noncancelable operating leases at December 31, 1997 were as follows:

                                                                MINIMUM RENTALS OF
                                                                      GRANT
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
                                                                    OPERATING
                                                                      LEASES
                                                                      ------
1998........................................................          $1,046
1999........................................................             632
2000........................................................             465
2001........................................................             205
2002........................................................             205
                                                                      ------
  Total.....................................................          $2,553
                                                                      ======

     The total rental expenses for each of the periods was as follows (dollars in thousands):

                    GGI                          GRANT
  ----------------------------------------       -----
                             NINE MONTHS     THREE MONTHS
                                ENDED            ENDED
  YEAR ENDED DECEMBER 31,   SEPTEMBER 30,    DECEMBER 31,
  -----------------------   -------------    ------------
     1995         1996           1997            1997
     ----         ----           ----            ----
    $1,880       $2,089          $830            $996

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

  Long-term debt

     The fair value of GGI's and Grant's long-term debt has been estimated based on quoted market prices for the same or similar issues, or on the current rates offered to GGI and Grant for debt of the same remaining maturities.

     As a result of the Plan certain long-term debt claims against GGI at December 31, 1996 will be settled at less than 100 percent of their value. However, distributions under the Plan have not been completed, and until such time as such distributions are completed, the fair value of these claims will continue to be uncertain.

(12) EMPLOYEE BENEFIT PLANS

  GGI Incentive Stock Option Plan

     On November 1, 1996, GGI's Amended 1989 Long-Term Incentive Plan (the "Plan") was amended to increase the shares of common stock reserved to cover the granting of options to purchase shares of Common Stock ("Options"), issuing of shares of Common Stock which are subject to vesting requirements or other restrictions ("Restricted Stock") and issuing of Stock Appreciation Rights ("SAR") to employees to 2,803,930 shares.

     GGI options were awarded at an option price determined by the Board of Directors, which was not less than 100% of fair market value or 110% of fair market value for employees already owning more than 10% of the voting power of all classes of stock. The options were exercisable either by the purchase of shares at the option price or as stock appreciation rights by which the employee received cash or stock equivalent in value of the difference between the option price and the market value of the stock at the exercise date. These options were to

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

expire ten years from the date of grant and were exercisable as defined by the stock option plan. No stock appreciation rights were granted. Transactions for Options under the plan are summarized as follows:

                                                                            OPTION
                                                              SHARES        PRICE
                                                              ------        -----
Outstanding, December 31, 1994:
                                                                3,000    $       0.10
                                                              262,000     0.938-1.313
                                                               20,000            2.50
                                                              108,750            7.00
                                                             --------
                                                              393,750
     Granted...............................................   150,000            2.31
     Exercised.............................................   (15,000)     0.10-0.938
Outstanding, December 31, 1995:
                                                              250,000    $  0.938-131
                                                              170,000      2.310-2.50
                                                              108,750            7.00
                                                             --------
                                                              528,750
     Granted...............................................   784,000     2.219-2.688
     Exercised.............................................  (125,000)    1.125-1.313
     Canceled..............................................  (125,000)    0.938-1.313
     Canceled..............................................  (700,000)    2.219-2.688
     Canceled..............................................   (45,000)           7.00
                                                             --------    ------------
Outstanding, December 31, 1996.............................   254,000    $2.219-2.688
Outstanding, December 31, 1996.............................    63,750            7.00
                                                                         ============
Exercisable, December 31, 1996.............................    56,000    $      2.310
Exercisable, December 31, 1996.............................    63,750            7.00
                                                                         ============

     Additionally, a plan amendment was approved, effective January 1, 1996, by the stockholders which permitted current and former non-employee directors of GGI to participate in the plan solely for the purpose of receiving Restricted Stock of GGI in lieu of part or all of the directors' fees. The shares of Restricted Stock were automatically issued on the first day of each calendar quarter following a calendar quarter of service. The fair market value of the Restricted Stock was deemed to be the closing price of the common stock on the last trading day of the preceding calendar quarter. In 1996 and 1995, 40,055 and 41,711 shares, respectively, of Restricted Stock were issued. The charges to income totaled $127,000 and $103,000 in 1996 and 1995, respectively.

     At December 31, 1996, 1,974,306 shares were available for future grants.

     All options to acquire GGI's common stock and all stock appreciation rights were canceled in connection with the Plan.

  Grant 1997 Equity and Performance Incentive Plan

     The 1997 Equity and Performance Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors and approved by Grant's stockholders in December 1997. The Plan was amended in February 1998 to increase the number of shares reserved for issuance under the Incentive Plan from one million shares of Grant Common Stock to 1,450,000 shares of Grant Common Stock. The Incentive Plan provides for the grant to officers (including officers who are also directors), employees, consultants and nonemployee directors of Grant and its

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

subsidiaries, of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), nonstatutory stock options, stock appreciation rights and restricted shares and deferred shares of Grant Common Stock (collectively, the "Awards"). The Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.

     The Incentive Plan is required to be administered by the Board of Directors or by a committee of the Board of Directors consisting of at least two nonemployee directors. The Board of Directors or its designated committee will select the employees and non-employee directors to whom Awards may be granted and the type of Award to be granted and determine, as applicable, the number of shares to be subject to each Award, the exercise price and the vesting. In making such determinations, the Board of Directors or its designated committee will take into account the employee's present and potential contributions to the success of the Company and other relevant factors. Option grants covering 1,339,900 shares have been approved by the Board of Directors but, as of March 15, 1998, such grants have not been distributed to the optionees. Options approved by the Board will vest annually in equal one-third increments beginning on December 31, 1998 and have an average exercise price of $6.07 per share (range of $5 to $7.20 per share), subject to adjustment in certain circumstances.

  Employee Retirement Savings Plan

     GGI established a defined contribution plan covering substantially all U.S. employees whereby participants may elect to contribute between 1% and 15% of their annual salary. Participants may not make contributions in excess of $10,000 per year (as adjusted annually by the cost of living adjustment factor). On the Effective Date, GGI assumed and assigned the plan to Grant. Under the plan, the employer may contribute, on a discretionary basis, one-half of the participant's contribution percentage up to 6% (limited to 3% of any employee's annual salary). Beginning in August 1995, a portion of GGI's employer contribution was made in the form of GGI common stock. The plan was amended in June of 1997 to eliminate the employer's option to contribute common stock so that discretionary contributions may be made only in the form of cash. Contributions made by GGI for the years ended December 31, 1995, and 1996 totaled $154,000, which included 24,466 shares of GGI Common Stock with a market value of $56,838, and 58,395 shares of GGI Common Stock with a market value of $138,000, respectively. At December 31, 1995 and 1996, the plan held 24,466 and 82,861 shares of GGI Common Stock. Due to the cancellation of GGI's Common Stock on the Effective Date, the plan administrator reduced the carrying value of the shares held by the plan to zero and the trustee returned the certificates to GGI. Cash contributions to the plan by Grant for the three-month period ended December 31, 1997 totaled $39,000.

  Other Postretirement Benefits

     GGI sponsored a defined contribution postretirement plan which, pursuant to the Plan, was assumed by GGI and assigned to Grant on the Effective Date. The Plan provides medical coverage for eligible retirees and their dependents (as defined in the plan). GGI and Grant adopted SFAS No. 106--"Employers' Accounting for Postretirement Benefits Other Than Pensions" requiring companies to account for these. The following sets forth

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

the plan's funded status reconciled with the amount shown in the consolidated statement of operations on an accrual basis rather than a pay-as-you-go (cash) basis as follows:

                                                                   GGI             GRANT
                                                                   ---             -----
                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1996             1997
                                                                  ----             ----
                                                                  (DOLLARS IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees and dependents...................................      $ (17)           $ (17)
  Fully eligible active plan participants...................        (42)             (49)
  Other active plan participants............................       (308)            (387)
                                                                  -----            -----
                                                                   (367)            (453)
  Unrecognized net loss (gain)..............................         17               17
  Unrecognized transition obligation........................        118              111
                                                                  -----            -----
     Accrued postretirement benefit cost....................      $(232)           $(325)
                                                                  =====            =====

     Net periodic postretirement benefit cost included the following components:

                                                   GGI                         GRANT
                                   ------------------------------------    -------------
                                                          NINE MONTHS      THREE MONTHS
                                       YEAR ENDED            ENDED             ENDED
                                      DECEMBER 31,       SEPTEMBER 30,     DECEMBER 31,
                                   ------------------    --------------    -------------
                                   1995          1996         1997             1997
                                   ----          ----         ----             ----
                                                  (DOLLARS IN THOUSANDS)
Service cost--benefits attributed
  to service during the period...  $41           $66          $52               $17
Interest cost on accumulated
  postretirement benefit
  obligation.....................   13            21           20                 6
Amortization of transition
  obligation over 20 years.......    7             7            5                 2
Amortization of gain.............   (2)           --           --                --
Other amortizations..............   --            --           --                --
                                   ---           ---          ---               ---
     Net periodic postretirement
       benefit cost..............  $59           $94          $77               $25
                                   ===           ===          ===               ===

     For measurement purposes, a 12% annual rate of increase in the per capita cost of medical benefits was assumed for the year ended 1995, with a 7.25%, 7.0% and 7.0% assumed annual rate for the year ended 1996, the nine months ended September 30, 1997, and the three months ended December 31, 1997, respectively; the rate was assumed to decrease gradually to 5% for 2001 and remain at that level thereafter. The medical cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed medical cost trend rates by 1% point in each year would increase the accumulated postretirement benefit obligations as of December 31, 1995, 1996 and 1997 by approximately $43,000, $56,000 and $68,749, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years ended December 31, 1995, 1996, and 1997 by $10,000, $15,000, and $17,430, respectively.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for December 31, 1995, 1996, and 1997.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(13) STOCKHOLDERS' EQUITY (DEFICIT)

GGI

  General

     On the Effective Date, the capital stock of GGI was deemed to be cancelled, extinguished and retired. Except for the holders of GGI's $2.4375 Convertible Exchangeable Preferred Stock (the "2.4375 Preferred") and the Junior Preferred Stock, no holders of any GGI equity security will receive any cash or other distribution under the Plan, and the holders of such securities have no further claims against GGI or rights relating to such securities other than the rights, if any, provided by the Plan.

  $2.4375 Convertible Exchangeable Preferred Stock

     GGI had authorized 2,300,000 shares of $2.4375 Preferred ($0.01 par value, $25.00 liquidation preference of which 2,157,000 was outstanding through March 20, 1996. The remaining 143,000 shares were issued on March 20, 1996. The purchaser of the remaining shares was entitled to all unpaid, undeclared dividends in arrears through March 31, 1996, totaling $1,220,000. The $2.4375 Preferred stock bore annual cumulative dividends of $2.4375 per share accruing from July 26, 1991, payable quarterly on each March 31, June 30, September 30 and December 31, commencing September 30, 1991. It was convertible at any time at the option of the holder, unless previously redeemed, into Common Stock ($.002 par value) of GGI at the initial conversion rate of 2.739726 shares of Common Stock for each share of $2.4375 Preferred Stock. It was exchangeable, at the option of GGI, in whole but not in part, on any dividend payment date commencing September 30, 1993, for GGI's 9 3/4% Convertible Subordinated Debentures (the "subordinated debentures") due 2016, at the rate of $25.00 principal amount of subordinated debentures for each share of $2.4375 Preferred Stocks provided that all accumulated and unpaid dividends through the date of exchange have been paid. Pursuant to the Plan, the $2.4375 Preferred was canceled and the holders thereof are entitled to purchase shares of Grant Common Stock in amounts provided in the Plan.

  Series A Convertible Preferred Stock

     GGI had authorized 75,000 shares of Series A Convertible Preferred Stock, $0.01 par value. A total of 70,000 shares were issued in May 1996, all of which have been converted into 4,428,404 shares of GGI Common Stock by December 31, 1996. Pursuant to the Plan all Series A Convertible Preferred Stock was canceled.

  Junior Preferred Stock

     GGI had authorized 15,000 shares and had issued and outstanding 14,904 shares of nonvoting, redeemable Junior Preferred Stock with a $100 par value. The shares were redeemable at any time by GGI upon 30-day written notice to holders of such shares. No dividends were declared or paid on the Junior Preferred stock. Pursuant to the Plan, the Junior Preferred Stock was canceled and the holders thereof are entitled to purchase shares of Grant Common Stock in amounts provided in the Plan.

  Serial Preferred Stock

     GGI had authorized 250,000 shares of Serial Preferred Stock, $100 par value, none of which were issued and outstanding. Pursuant to the Plan, all Serial Preferred Stock was canceled.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Dividends in Arrears

     The quarterly dividend payments for the periods of 1993 through December 6, 1996 and one quarterly dividend payment for 1992 on the $2.4375 preferred stock were deferred by GGI's Board of Directors.

     As of December 31, 1995 and 1996, preferred dividends in arrears on the $2.4375 Preferred amounted to approximately $17,088,000 and $23,451,000, respectively.

     Pursuant to the Plan all unpaid dividends were canceled.

Common Stock (dollars in thousands)

                                                                  COMMON STOCK
                                                              --------------------
                                                                SHARES      AMOUNT
                                                                ------      ------
Balance, December 31, 1994..................................  12,152,974     $24
  Restricted common stock issued (Note 12)..................      41,711      --
  Restricted common stock issued under the Employee
     Retirement Savings Plan (Note 12)......................      24,466      --
  Stock options exercised...................................      15,000      --
                                                              ----------     ---
Balance, December 31, 1995..................................  12,234,151      24
  Warrants exercised........................................     200,000       1
  Conversion of debentures..................................   3,400,261       7
  Conversion of Series A Preferred Stock....................   4,428,404       9
  Payment in connection with equipment and short- and
     long-term financing (Note 15)..........................     155,499      --
  Restricted common stock issued (Note 12)..................      40,055      --
  Restricted common stock issued under the Employee
     Retirement Savings Plan (Note 12)......................      58,395      --
  Stock options exercised...................................     125,000      --
                                                              ----------     ---
Balance, December 31, 1996..................................  20,641,765     $41
                                                              ==========     ===

     Pursuant to the Plan, all GGI common stock was canceled.

GRANT

  Cumulative Preferred Stock

     Grant has authorized 20,000 shares of cumulative pay-in-kind preferred stock (the "Grant Preferred Stock"), par value $0.001 per share, with a liquidation preference of $1,000 per share of which 10,000 are outstanding. Dividends accrue and are cumulative from September 30, 1997, the date on which such shares were issued. Dividends accrue at an annual rate of 10.5% of the liquidation value and are payable annually on September 30 of each year. Dividend interest accrues on dividends not paid on the dividend payment date at a rate of 12.5% annually. Dividend payments or dividend interest shall be paid only by issuing shares of cumulative preferred stock with an aggregate liquidation preference equal to the amount of such dividends or dividend interest. Upon the occurrence of a change in control, the Grant Preferred Stock is redeemable at the option of the holder at a redemption price equal to 105% of the liquidation value plus accrued and unpaid dividends and interest. Grant may redeem at any time for cash the Grant Preferred Stock for 100% of the liquidation value plus accrued and unpaid dividends and interest. Cumulative, unpaid dividends associated with the Preferred Stock are approximately $262,000.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Common Stock

     At December 31, 1997, Grant has authorized 25,000,000 shares of common stock, par value $.001 per share, of which 14,152,555 shares are issued and outstanding. The changes in common stock are as follows (dollars in thousands):

                                                                  COMMON STOCK
                                                              --------------------
                           GRANT                                SHARES      AMOUNT
                           -----                                ------      ------
Balance September 30, 1997..................................   4,590,056     $ 5
Common stock issued.........................................           1      --
Common stock issued in exchange for warrants in Solid
  State.....................................................      62,500
Common stock issued in connection with the reorganization
  plan......................................................   9,499,998       9
                                                              ----------     ---
Balance, December 31, 1997..................................  14,152,555     $14
                                                              ==========     ===

(14) CONTINGENCIES

     On December 11, 1997, certain persons, acting through an "ad hoc" committee (the "Plaintiffs") commenced a lawsuit in the Bankruptcy Court against Grant, GGI, Elliott, Westgate and a subsidiary of Grant. The lawsuit alleges that (i) GGI and Elliott breached their obligations under the Plan by seeking to complete the acquisition of Solid State prior to commencing a subscription offering to purchase Grant Common Stock, (ii) the acquisition of Solid State and the certain related transactions are unfair to the Plaintiffs because they dilute the value of the Common Stock to be issued under such subscription offering and impair Grant's equity value and (iii) the acquisition of Solid State and certain related transactions could and should have been, but were not, adequately disclosed in the disclosure statement filed with the Bankruptcy Court regarding the Plan. The Plaintiffs have requested (i) compensatory and punitive damages in an unstated amount and (ii) revocation of the Plan.

     In addition, the Plaintiffs sought to enjoin completion of the acquisition of Solid State and certain related transactions pending a trial on the merits. This request for injunctive relief was denied by the Bankruptcy Court on December 16, 1997, and was denied on appeal by the United States District Court for the District of Delaware on December 19, 1997. A status conference was held on this matter on January 21, 1998, at which time a discovery schedule was established. Discovery in this matter is on-going. Grant believes that all claims by the Plaintiffs are without merit and plans to vigorously defend the lawsuit. In addition, Elliott has agreed to indemnify Grant and its subsidiary against any liability that they may incur in connection with the lawsuit. Nevertheless, if not resolved in Grant's favor, this lawsuit, and the potential for other lawsuits related to the Plan, could have an adverse effect on Grant's business, reputation, operating results and financial condition.

     GGI and Grant are involved in various claims and legal actions arising in the ordinary course of business. Other than the Plan and actions commenced pursuant thereto or in connection therewith, management of GGI and management of Grant are of the opinion that none of the claims and actions are likely to have a material impact on GGI's or Grant's financial condition.

     The Court generally has jurisdiction over all of GGI's property, as defined in section 541 of the Bankruptcy Code, held on the Petition Date or acquired thereafter. GGI may not engage in transactions except pursuant to the Plan without prior approval of the Court.

     GGI and Grant are subject to review by various taxing authorities for the purpose of verifying compliance with numerous local tax laws and regulations. As a result of one of these reviews, GGI was notified that, during 1995, it had neglected to collect a certain tax from several clients and remit those collections to the local

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

government. The total amount of the potential assessment, including penalties and interest, is approximately $6,000,000. GGI believes the tax authority's claim is without merit. Moreover, such assessment was not filed as a claim in GGI's chapter 11 case. As a result, GGI has made no provision for payment on the assessment. GGI intends to vigorously protest any attempted enforcement of the assessment; however, there can be no assurances regarding the outcome of any such protest.

(15) RELATED PARTY TRANSACTIONS

     During 1996, GGI entered into an exclusive agreement with Macdonald & King, Incorporated, a financial services firm, for the purpose of assisting GGI in securing additional sources of financing including equipment financing and short and long-term financing. Mr. William C. Macdonald, a former director of GGI, is the Chairman of the Board and sole shareholder of Macdonald & King, Incorporated. Pursuant to the terms of the agreement, GGI issued 155,499 shares of GGI Common Stock with a market value of approximately $388,748 to Macdonald & King, Incorporated in connection with financing obtained by GGI prior to Mr. Macdonald's resignation from GGI's Board of Directors effective August 8, 1996.

     On March 20, 1996, GGI issued 143,000 shares of GGI's $2.4375 Preferred to Westgate, an affiliate of Elliott, a holder of more than 5% of the $2.4375 Preferred, for an aggregate purchase price of $1,573,000. Westgate subsequently sold its shares of $2.4375 Preferred to Liverpool Limited Partners, who also is an affiliate of Elliott.

     In November 1996, GGI borrowed an aggregate of $3,149,000 from Westgate and Elliott for working capital purposes. The borrowings are in the form of unsecured promissory notes and remain outstanding at December 31, 1996, and are classified in pre-petition liabilities subject to the chapter 11 case.

     A senior vice-president of Grant has loaned approximately CDN $500,000 for a two year term at 10% interest to an entity in which the Company holds an 18% common equity interest. Additionally, Grant owns $268,000 of redeemable, cumulative preferred shares in the same entity. The Company uses this entity

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

periodically to perform survey services. During the three months ended December 31, 1997, Grant paid approximately $364,000 to this entity.

     See the discussion of debt financing with Elliott in Notes 3 and 9.

     See discussion of the Subscription Offering in Note 9.

(16) OTHER INCOME (DEDUCTIONS)

     Other Income (Deductions) consisted of the following:

                                                      GGI                         GRANT
                                       ---------------------------------      -------------
                                                           NINE MONTHS        THREE MONTHS
                                         YEAR ENDED           ENDED               ENDED
                                        DECEMBER 31,      SEPTEMBER 30,       DECEMBER 31,
                                       ---------------    --------------      -------------
                                        1995     1996          1997               1997
                                        ----     ----          ----               ----
                                                      (DOLLARS IN THOUSANDS)
Gain (loss) on the sale of fixed
  assets.............................  $  212    $  25        $  (67)            $    50
Net gain (loss) on foreign
  exchange...........................     102     (251)          (98)               (289)
Loss on sale of subsidiaries.........      --     (198)           --                  --
Foreign credit insurance.............     (73)      (8)           --                  --
Gain on insurance settlement.........   1,247       --            11                  --
Merger costs.........................      --       --            --                (767)
Investment income....................      --       --            --                  46
Legal settlements....................      --       --         2,359(a)              (66)
Miscellaneous........................     588      (70)           61                (236)
                                       ------    -----        ------             -------
  Total..............................  $2,076    $(502)       $2,266             $(1,262)
                                       ======    =====        ======             =======

---------------
(a) On July 15, 1997, GGI's Brazilian subsidiary finalized an agreement with a former customer that resolved a long standing dispute relating to services rendered on contracts dating back to 1983. In settlement of all claims, GGI received payment, net of related costs and expenses, of approximately $2,359,000.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(17) SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Non Cash investing and financing activities consisted of the following (amounts in thousands):

                                                         GGI                      GRANT
                                          ---------------------------------   -------------
                                                              NINE MONTHS     THREE MONTHS
                                             YEAR ENDED          ENDED            ENDED
                                            DECEMBER 31,     SEPTEMBER 30,    DECEMBER 31,
                                          ----------------   --------------   -------------
                                           1995     1996          1997            1997
                                           ----     ----          ----            ----
CASH PAID FOR INTEREST AND TAXES WAS AS
  FOLLOWS:
  Taxes, net of refunds.................  $  968   $ 3,496       $2,037          $  785
  Interest, net of amounts
     capitalized........................   3,524     6,106        3,742             595
NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Property, plant and equipment debt
     additions..........................   8,106    19,718        1,483           8,406
  Common Stock issued in exchange of
     warrants in Solid State............      --        --           --             144
  Converted 9,571 Preferred Shares to A
     Subordinated Note..................      --        --           --           9,571
  Dividend -- Preferred Stock...........      --        --           --             215
  Debenture conversion..................      --     2,774           --              --
  Fair value of divestitures, net of
     cash held..........................      --       493           --              --
  Receivables acquired in connection
     with divestitures..................  $   --   $   255       $   --          $   --

(18) SUBSCRIPTION OFFERING

     The Plan provides that (i) Eligible Class 5 Claim Holders; (ii) Eligible Class 7 Interest Holders; and (iii) Eligible Class 8 Interest Holders, each as defined in the Plan (collectively, the "Eligible Subscribers") have the right to participate in the Subscription Offering. Each Eligible Subscriber's right to purchase Grant Common Stock is nontransferable, will not be evidenced by certificates, and will expire on the Expiration Date. The Plan provides that subscription rights shall represent the right to purchase, in the aggregate 4,750,000 shares of Grant Common Stock, for an aggregate purchase price of $23,750,000. The Eligible Subscribers are divided into the following three groups: (i) Eligible Class 5 Interest Holders that have the right to purchase, in the aggregate, 475,000 shares of Grant Common Stock, for an aggregate purchase price of $2,375,000, (ii) Eligible Class 7 Claim Holders that have the right to purchase, in the aggregate, 4,255,000 shares of Grant Common Stock, for an aggregate purchase price of $21,275,000 and (iii) Eligible Class 8 Interest Holders that have the right to purchase, in the aggregate, 20,000 shares of Grant Common Stock, for an aggregate purchase price of $100,000.

     Pursuant to the Plan, the Company is required to conduct a subscription offering of 4,750,000 shares of Grant Common Stock to certain holders of claims and other interests under the Plan for an aggregate purchase price of $23,750,000. The Plan also authorized the offering of shares of common stock of a successor company on economically equivalent terms. The Plan provides, however, that Elliott or its affiliates may pay the entire purchase price to GGI, representing the total anticipated proceeds of such offering, and then conduct a subscription offering and retain the proceeds therefrom, which Elliott has elected to do. Because Elliott and certain of its affiliates, as interest holders under the Plan, were entitled to purchase 1,290,586 shares of Grant Common Stock in an offering by the Company, the Selling Stockholders are offering the balance of such shares of Grant Common Stock to the Eligible Subscribers pursuant to the Subscription Offering. The Company is registering such shares of Grant Common Stock pursuant to the Registration Rights Agreement.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                          GGI LIQUIDATING CORPORATION
                      SUPPLEMENTARY FINANCIAL INFORMATION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     Quarterly financial information of GGI is summarized as follows:

                                         1ST          2ND           3RD           4TH
                                       QUARTER      QUARTER       QUARTER       QUARTER       YEAR ENDED
                                       -------      -------       -------       -------       ----------
1996
Revenues.............................  $27,808      $ 26,951      $ 26,166      $ 24,598       $105,523
Operating income/(loss)..............    1,060           955       (21,518)(2)   (46,467)(3)    (65,970)
Net loss.............................     (572)         (621)      (23,655)      (51,179)       (76,027)
Net loss applicable to common
  stock..............................   (3,106)(1)    (2,023)      (25,056)      (52,205)       (82,390)
1997
Revenues.............................  $30,295      $ 36,873      $ 25,537
Operating income.....................     2070         3,532         1,192
Net income (loss)....................     (275)          138          (287)
Net income (loss) applicable to
  common stock.......................     (275)          138          (287)
     Quarterly financial information of Grant is summarized as follows:
1997
Revenues.............................       --            --            --      $ 37,868
Operating income.....................       --            --            --        (5,033)(4)
Net income (loss)....................       --            --            --        (5,666)
Net income (loss) applicable to
  common stock.......................       --            --            --        (6,143)
INCOME (LOSS) PER COMMON SHARE--
  BASIC AND DILUTED:
Net income (loss) per common stock...       --            --            --        $(1.28)

---------------
(1) Includes $1,220 cumulative adjustment for the prior unpaid, undeclared dividends associated with the issuance of 143,000 shares of GGI's $2.4375 Preferred.

(2) Includes $8,374 recognition of anticipated contract losses in 1996.

(3) Includes $5,802 special charge for asset impairment (see Note 4 of Notes to the Consolidated Financial Statements), $5,511 reserve for accounts receivable determined to be uncollectible, $2,700 demobilization charge for closed operations, $1,206 related to future estimated contract losses and $412 of reorganization costs.

(4) Includes $6,369 special charge for asset impairment (see Note 4 of Notes to the Consolidated Financial Statements). $5,869 is related to the impaired multi-client data library and $500 is related to miscellaneous assets held by Solid State.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                        DESCRIPTION OF DOCUMENT
  -------                       -----------------------
   2.1        GGI's Second Amended Plan of Reorganization under chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit
              2.1 of the Subscription Offering Registration Statement,
              filed with the Commission on December 24, 1997).
   2.2        Offer to Purchase for Cash all of the Common Shares of Solid
              State not already held by or on behalf of SSGI or its
              Affiliates at a price of Cdn $3.50 per Common Share by SSGI
              (incorporated by reference to Exhibit 2.2 of the
              Subscription Offering Registration Statement, filed with the
              Commission on December 24, 1997).
   3.1  (i)   Restated Certificate of Incorporation of the Company
              (incorporated by reference to Exhibit 3.1(i) of the
              Subscription Offering Registration Statement, filed with the
              Commission on December 24, 1997).
   3.1  (ii)  Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1(ii) of the Subscription Offering
              Registration Statement, filed with the Commission on
              December 24, 1997).
   4.1        Registration Rights Agreement between Grant and Elliott,
              dated September 19, 1997 (incorporated by reference to
              Exhibit 4.2 of the Subscription Offering Registration
              Statement, filed with the Commission on December 24, 1997).
   4.2        Amendment No. 1 to Registration Rights Agreement between
              Grant and Elliott, dated October 1, 1997 (incorporated by
              reference to Exhibit 4.3 of the Subscription Offering
              Registration Statement, filed with the Commission on
              December 24, 1997).
   4.3        Amendment No. 2 to Registration Rights Agreement between
              Grant and Elliott, dated December 17, 1997 (incorporated by reference to Exhibit 4.4 of the Subscription Offering
              Registration Statement, filed with the Commission on
              December 24, 1997).
   4.4        Registration Rights Agreement among the Company, the
              Subsidiary Guarantors and the Initial Purchaser, dated
              February 18, 1998 (incorporated by reference to Exhibit 4.5 of Amendment No. 2 to the Subscription Offering Registration
              Statement, filed with the Commission on March 26, 1998).
   4.5        Indenture among the Company, the Subsidiary Guarantors and
              LaSalle National Bank, as Trustee, dated February 18, 1998
              (incorporated by reference to Exhibit 4.6 of Amendment No. 2 to the Subscription Offering Registration Statement, filed with the Commission on March 27, 1998).
  10.1        Loan and Security Agreement between Grant and Elliott, dated
              October 1, 1997 (incorporated by reference to Exhibit 10.1 of the Subscription Offering Registration Statement, filed with the Commission on December 24, 1997).
  10.2        First Amendment to Loan and Security Agreement between Grant and Elliott, dated December 19, 1997 (incorporated by
              reference to Exhibit 10.2 of the Subscription Offering
              Registration Statement, filed with the Commission on
              December 24, 1997).
  10.3        Demand Promissory Note from Grant to Elliott, dated November
              26, 1997 (incorporated by reference to Exhibit 10.3 of the
              Subscription Offering Registration Statement, filed with the
              Commission on December 24, 1997).
  10.4        Subordinated Promissory Note from Grant to Elliott, dated
              December 18, 1997 (incorporated by reference to Exhibit 10.4 of the Subscription Offering Registration Statement, filed with the Commission on December 24, 1997).
  10.5        Stock Purchase Agreement among the Company, Elliott and
              Westgate, dated December 19, 1997 (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Subscription
              Offering Registration Statement, filed with the Commission on February 4, 1998).
  10.6**      Restated and Amended Employment Agreement between Grant and
              Larry E. Lenig, Jr., dated October 1, 1997 (incorporated by reference to Exhibit 10.6 of the Subscription Offering
              Registration Statement, filed with the Commission on
              December 24, 1997).
  10.7**      Executive Employment Agreement between Solid State and
              Mitchell L. Peters, dated November 24, 1997 (incorporated by reference to Exhibit 10.7 of the Subscription Offering
              Registration Statement, filed with the Commission on
              December 24, 1997).

  EXHIBIT
  NUMBER                        DESCRIPTION OF DOCUMENT
  -------                       -----------------------
  10.8**      Grant Geophysical, Inc. 1997 Equity and Performance
              Incentive Plan (incorporated by reference to Exhibit 10.8 of
              Amendment No. 2 to the Subscription Offering Registration
              Statement, filed with the Commission on March 27, 1998).
  10.9        Loan Agreement among Elliott, Westgate, Solid State and the
              U.S. Subsidiary, dated October 16, 1996 (incorporated by
              reference to Exhibit 10.9 of the Subscription Offering
              Registration Statement, filed with the Commission on
              December 24, 1997).
  10.10       Form of Promissory Note from the U.S. Subsidiary to Elliott
              (incorporated by reference to Exhibit 10.10 of the
              Subscription Offering Registration Statement, filed with the
              Commission on December 24, 1997).
  10.11       Letter Agreement among Elliott, Westgate, Solid State and
              the U.S. Subsidiary, dated June 17, 1997 (incorporated by
              reference to Exhibit 10.11 of the Subscription Offering
              Registration Statement, filed with the Commission on
              December 24, 1997).
  10.12       Letter Agreement among Elliott, Westgate, Solid State and
              the U.S. Subsidiary, dated September 4, 1997 (incorporated by reference to Exhibit 10.12 of the Subscription Offering
              Registration Statement, filed with the Commission on
              December 24, 1997).
  10.13       Letter Agreement among Elliott, Westgate, Solid State and
              the U.S. Subsidiary, dated October 17, 1997 (incorporated by reference to Exhibit 10.13 of the Subscription Offering
              Registration Statement, filed with the Commission on
              December 24, 1997).
  10.14       Letter Agreement among Elliott, Westgate, Solid State and
              the U.S. Subsidiary, dated November 30, 1997 (incorporated by reference to Exhibit 10.14 of the Subscription Offering
              Registration Statement, filed with the Commission on
              December 24, 1997).
  10.15**     Letter Agreement between Elliott and Mitchell L. Peters,
              dated November 24, 1997 (incorporated by reference to
              Exhibit 10.15 of the Subscription Offering Registration
              Statement, filed with the Commission on December 24, 1997).
  21.1        Subsidiaries of the Company (incorporated by reference to
              Exhibit 21.1 of Amendment No. 2 to the Subscription Offering
              Registration Statement, filed with the Commission on March
              27, 1998).
  24.1  *     Power of Attorney.
  27.1  *     Financial Data Schedule.

---------------

*  filed herein
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.