Form 10-Q
period 1998-03-31
GRANT GEOPHYSICAL INC
filed 1998-05-15
CIK 866722

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1998

                         Commission file number:000-18816




                            GRANT GEOPHYSICAL, INC.
             (Exact name of registrant as specified in its charter)




               DELAWARE                                        76-0548468
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

             16850 PARK ROW
             HOUSTON, TEXAS                                      77084
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

                                Yes         No    X
                                    ---          ---

       As of May 15, 1998, 14,170,555 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public purchase market for shares of Grant Geophysical common stock.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                             PAGE(S)
                                                                                                             -------
PART I.    FINANCIAL INFORMATION

    Item 1.  Financial Statements

       Consolidated Balance Sheets of Grant Geophysical, Inc. ("Grant") as of
         March 31, 1998 (Unaudited) and December 31, 1997.................................................    3

       Consolidated Statements of Operations:
         Grant Geophysical, Inc. for the Three Months Ended March 31, 1998 (Unaudited) ...................    5
         GGI Liquidating Corporation ("GGI") for the Three Months Ended March 31, 1997 (Unaudited)........    5

       Consolidated Statements of Cash Flows:
         Grant Geophysical, Inc. for the Three Months Ended March 31, 1998 (Unaudited)....................    6
         GGI Liquidating Corporation for the Three Months Ended March 31, 1997 (Unaudited)................    6

       Notes to Consolidated Financial Statements (Unaudited).............................................    7

    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations......................................................   12

PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders .........................................   17
    Item 6.  Exhibits and Reports on Form 8-K.............................................................   17

PART III.  SIGNATURES      ...............................................................................   18


                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                            DECEMBER 31,   MARCH 31,
                                                                              1997           1998
                                                                            ---------      ---------
                                                                                          (UNAUDITED)
                           ASSETS

Current assets:
    Cash and cash equivalents                                               $   7,093      $  24,991
    Restricted cash                                                               321            321
    Accounts receivable:
       Trade(net of allowance for doubtful accounts of $158 and $400 at
            December 31, 1997 and March 31, 1998, respectively)                29,495         42,065
       Other                                                                    2,487          1,751
    Inventories                                                                   530            525
    Prepaids                                                                    4,190          4,808
    Work in process                                                             2,779          2,320
                                                                            ---------      ---------
       Total current assets                                                    46,895         76,781

Property, plant and equipment                                                  73,002         81,793
Accumulated depreciation                                                       (8,498)       (13,222)
                                                                            ---------      ---------
       Net property, plant and equipment                                       64,504         68,571

Multi-client data, net                                                          5,736          5,284
Goodwill, net                                                                  36,304         35,954
Deferred issue costs, net                                                          --          3,796
Other assets                                                                    2,265          1,636
                                                                            ---------      ---------
       Total assets                                                         $ 155,704      $ 192,022
                                                                            =========      =========







                                                        (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                   DECEMBER 31,     MARCH 31,
                                                                                       1997           1998
                                                                                     ---------      ---------
                                                                                                    (UNAUDITED)
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Notes payable and current maturities of long-term debt                           $   1,158      $   1,052
    Accounts payable                                                                    16,422         23,554
    Accrued expenses                                                                    10,318         10,322
    Foreign income taxes payable                                                         2,807          3,631
                                                                                     ---------      ---------
      Total current liabilities                                                         30,705         38,559

Long-term debt and capital lease obligations                                            65,409        101,291
Unearned revenue                                                                         5,443          5,822
Other liabilities and deferred credits                                                   2,369          3,238
Subordinated note                                                                        9,786             --

Stockholder's equity:
    Cumulative pay-in-kind preferred stock, $.001 par
       value. Authorized 20,000 shares; issued and
       outstanding 10,000 shares at December 31, 1997,
       and March 31, 1998                                                               10,000         10,000
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued and outstanding
       14,152,555 shares at December 31, 1997 and
       14,170,555 at March 31, 1998                                                         14             14
    Additional paid-in capital                                                          41,278         41,278
    Accumulated deficit                                                                 (8,833)        (8,100)
    Accumulated other comprehensive income                                                (467)           (80)
                                                                                     ---------      ---------
      Total stockholders' equity                                                        41,992         43,112
                                                                                     ---------      ---------

           Total liabilities and stockholders' equity                                $ 155,704      $ 192,022
                                                                                     =========      =========



          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      GGI                        GRANT
                                                                 THREE MONTHS                THREE MONTHS
                                                                     ENDED                       ENDED
                                                                MARCH 31, 1997              MARCH 31, 1998
                                                                --------------              --------------
                                                                  (UNAUDITED)                 (UNAUDITED)
                                                                                    |
Revenues                                                         $ 30,296           |          $ 47,895
                                                                                    |
Expenses:                                                                           |
   Direct operating expenses                                       23,556           |            34,740
   Other operating expenses                                         2,060           |             3,802
   Depreciation and amortization                                    2,611           |             5,289
                                                                 --------           |          --------
      Total costs and expenses                                     28,227           |            43,831
                                                                 --------           |          --------
                                                                                    |
      Operating income                                              2,069           |             4,064
                                                                                    |
Other income (deductions):                                                          |
   Interest expense                                                (1,391)          |            (2,168)
   Interest income                                                      4           |               203
   Reorganization costs                                              (993)          |                --
   Other                                                              295           |              (162)
                                                                 --------           |          --------
      Total other deductions                                       (2,085)          |            (2,127)
                                                                 --------           |          --------
                                                                                    |
      Income (loss) before taxes                                      (16)          |             1,937
                                                                                    |
Income tax expense                                                    260           |             1,204
                                                                 --------           |          --------
                                                                                    |
      Net income (loss)                                              (276)          |               733
                                                                                    |
Preferred dividends                                                    --           |               264
                                                                 --------           |          --------
                                                                                    |
      Net income (loss) applicable to common stock               $   (276)          |          $    469
                                                                 ========           |          ========
                                                                                    |
INCOME PER COMMON SHARE - BASIC                                                     |
   AND DILUTED:                                                                     |
                                                                                    |
Net income                                                                          |          $   0.05
Dividend requirement on pay-in-kind                                                 |
   preferred stock                                                                  |             (0.02)
                                                                                    |          --------
Net income per common share                                                         |          $   0.03
                                                                                    |          ========



          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                GGI                      GRANT
                                                                          THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                            MARCH 31, 1997           MARCH 31, 1998
                                                                        ----------------------     ------------------
                                                                               (UNAUDITED)             (UNAUDITED)
                                                                                               |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                          |
     NET INCOME (LOSS) BEFORE DIVIDEND REQUIREMENT                          $   (276)          |         $     733
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET                                         |
       CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:                                        |
       Depreciation and amortization expense                                   2,611           |             5,289
       Gain on sale of fixed assets                                               28           |               (27)
       Provision for doubtful accounts                                            --           |               200
       Exchange (gain) loss                                                     (146)          |               247
       Other non-cash items                                                       --           |                 7
  CHANGES IN ASSETS AND LIABILITIES:                                                           |
     (INCREASE) DECREASE IN:                                                                   |
       Accounts receivable                                                    (1,535)          |           (12,034)
       Inventories                                                                --           |                 5
       Prepaids                                                                  492           |              (618)
       Work in process                                                        (2,306)          |               459
       Other assets                                                             (305)          |               613
     INCREASE (DECREASE) IN:                                                                   |
       Accounts payable                                                        2,616           |             2,632
       Accrued expenses                                                        2,705           |                 4
       Foreign income tax payable                                                351           |               824
       Other liabilities and deferred credits                                  2,546           |             1,248
  CHANGE IN PRE-PETITION LIABILITIES SUBJECT TO CHAPTER 11 CASE:                               |
       Accounts payable                                                         (636)          |                --
       Accrued expenses                                                       (2,236)          |                --
       Foreign income tax payable                                               (150)          |                --
       Other liabilities and deferred credits                                 (1,637)          |                --
                                                                            --------           |         ---------
                                                                                               |
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 2,122           |              (418)
                                                                                               |
  CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:                                       |
       Capital expenditures, net                                              (1,243)          |            (4,166)
       Proceeds from sale of assets                                                5           |               220
                                                                            --------           |         ---------
                                                                                               |
           NET CASH USED IN INVESTING ACTIVITIES                              (1,238)          |            (3,946)
                                                                                               |
  CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:                                       |
       Debt issue costs                                                                        |            (3,796)
       Borrowings made during the period                                          --           |           100,279
       Repayment on borrowings during the period                                  (3)          |           (74,179)
       Pre-petition liabilities subject to chapter 11 case:                                    |
       Borrowings under credit facility                                       12,943           |                --
       Repayment on borrowings                                               (16,794)          |                --
                                                                            --------           |         ---------
                                                                                               |
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (3,854)          |            22,304
                                                                            --------           |         ---------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         24           |               (42)
                                                                            --------           |         ---------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (2,946)          |            17,898
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             6,772           |             7,093
                                                                            --------           |         ---------
                                                                                               |
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  3,826           |         $  24,991
                                                                            ========           |         =========

           See accompanying Notes to Consolidated Financial Statements

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 (1) BASIS OF PRESENTATION

     Effective September 30, 1997, in connection with a plan of reorganization (the "Plan") for GGI Liquidating Corporation, a predecessor corporation ("GGI"), Grant Geophysical, Inc. ("Grant" or the "Company") acquired substantially all of the assets and assumed certain liabilities of GGI. Elliott Associates L.P. ("Elliott") and Westgate International, L.P. ("Westgate") (collectively known as "the Principal Stockholders") own all of the issued and outstanding common and preferred stock of Grant. The general partners of Elliott are Paul E. Singer and Braxton Associates, L.P. The general partner of Westgate is Hambledon, Inc., a corporation controlled by Braxton Associates, L.P. Elliott and Westgate are each managed by Stonington Management Corporation, a corporation controlled by Mr. Singer. For financial statement purposes, the purchase of GGI's assets by Grant was accounted for as a purchase acquisition. The purchase price was allocated between the fair value of the GGI assets purchased and liabilities assumed, and Grant recorded goodwill of approximately $21.0 million. The effects of the acquisition have been reflected in Grant's assets and liabilities at that date.

     At September 30, 1997, Elliott held 5,888,565 shares or 40.7% and Westgate held 3,291,544 shares, or 23.3% of the outstanding common shares of Solid State Geophysical, Inc. ("Solid State Stock"). As of September 30, 1997, Elliott and Westgate combined owned a controlling interest in both Solid State Geophysical, Inc. ("Solid State") and Grant. As a result, as of that date, Elliott and Westgate were deemed to have transferred their ownership in Solid State to Grant in exchange for 4,590,055 shares of Grant common stock. This transaction was accounted for as an exchange of ownership interests between entities under common control and the assets and liabilities transferred were accounted for at historical cost in a manner similar to a pooling-of-interests. In November 1997, Grant initiated a tender offer for all of the outstanding common shares of Solid State not held by Grant. In connection with the tender offer, Elliott and Westgate transferred their ownership in Solid State to Grant in exchange for an aggregate 4,652,555 shares of Grant common stock and agreed to loan Grant $15.8 million to pay for shares tendered in the tender offer and costs incurred in connection with such tender offer. Upon the expiration of the Tender Offer on December 19, 1997, Grant held approximately 99% of the outstanding shares of Solid State Stock. On December 23, 1997, because Grant acquired over 90% of the outstanding shares of Solid State Stock that it did not already own, Grant qualified to exercise its statutory right under Canadian law to acquire the remaining shares of Solid State Stock on the same terms and at the same price as the Tender Offer. On December 23, 1997 after these statutory rights were exercised, Solid State became an indirect wholly owned subsidiary of Grant. The acquisition of the unaffiliated minority interest under the tender offer was accounted for under the purchase method of accounting at the date of acceptance. Grant recorded goodwill of approximately $15.3 million in connection with the acquisition of the unaffiliated minority interest.

     As a result, Grant's consolidated balance sheet as of December 31, 1997 and March 31, 1998 and statement of operations and cash flows for the three months ended March 31, 1998 are presented using Grant's new basis of accounting, while the consolidated statements of operations and cash flows of GGI for the three months ended March 31, 1997 are presented using GGI's historical cost basis of accounting. Because of the recent acquisition and related adjustment of assets and liabilities to fair value as of December 31, 1997, the carrying value of Grant's financial assets and liabilities approximates fair value.

     Grant is a holding company with no independent operations other than its investments in its subsidiaries. Advanced Seismic Technology, Inc., Grant Geophysical Corp., Grant Geophysical do Brasil Ltda., Grant Geophysical (Int'l), Inc., P.T. Grant Geophysical Indonesia, Recursos Engergeticos Ltda., Solid State Geophysical Inc., Solid State Internacional Ingenieria C.A., Solid State Geophysical Corp., and SSGI Acquisition Corp. (the "Subsidiary Guarantors") represent all of the indirect and direct wholly owned subsidiaries of Grant other than one subsidiary, which is inconsequential to Grant on a consolidated basis. Grant conducts all of its operations through its subsidiaries. The Notes (see Notes 3 and 4) are fully, unconditionally, jointly and severally guaranteed by the Subsidiary Guarantors, and therefore, separate financial statements of the Subsidiary Guarantors will not be presented. Management has determined that the information presented by such separate financial statements of the Subsidiary Guarantors is not material to investors.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The balance sheet of Grant as of March 31, 1998 and the related statements of operations and cash flows for the three months ended March 31, 1998 and GGI's statements of operations and cash flows for the three months ended March 31, 1997 are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements of Grant and its consolidated subsidiaries contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998. The consolidated financial statements of both Grant and GGI should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1997, included in the Company's Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

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

     Income (Loss) Per Common Share

     Statement of Financial Accounting Standards No. 128, "Earnings per Share," specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. Grant has adopted SFAS No. 128 effective December 31, 1997. Earnings per share data have not been presented for GGI as this information is not meaningful.

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

     Recent Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total or other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company adopted SFAS 130 in the first quarter of 1998.

(3)  NOTES PAYABLE

     On February 18, 1998, Grant completed the sale of $100 million aggregate principal amount of its 9 3/4% Senior Notes, Series A due 2008 (the "Original Notes"). The Original Notes bear interest from February 18, at the rate per annum set forth above payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1998. The net proceeds from the sale of the Original Notes was approximately $95.2 million after

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


deducting the discount on the sale and certain other fees and expenses. Grant used the proceeds to repay approximately $74.5 million (approximately $73.0 million in principal and $1.5 million in interest) of the outstanding balance of debt and interest existing at December 31, 1997.

(4)  EXCHANGE OFFER

     In connection with the sale of the Original Notes, the Company entered into a Registration Rights Agreement pursuant to which the Company agreed to file with the Commission an Exchange Offer Registration Statement (the "Registration Statement"). The Registration Statement was filed on March 24, 1998, amended on May 8, 1998 and became effective on May 13, 1998. Pursuant to the Registration Statement, the Company has registered $100 million aggregate principal amount of its 9 3/4 Senior Notes, Series B due 2008 (the "Exchange Notes" and together with the Original Notes, the "Notes") for which the holders of all outstanding Original Notes may exchange the aggregate principal amount of Original Notes for the aggregate principal amount of Exchange Notes. This offer is valid until 5:00 p.m., New York City time on June 12, 1998 (unless extended).

     The terms of the Exchange Notes are substantially identical in all respects to the terms of the Original Notes except that (i) the Exchange Notes will be freely transferable by holders thereof (except in certain circumstances) and are issued free of certain transfer restrictions and registration rights relating to the Original Notes and (ii) holders of the Exchange Notes will not be entitled to certain rights of holders of the Original Notes under the Registration Rights Agreement, which rights will terminate upon the consummation of the Exchange Offer (subject to certain limited exemptions). The Exchange Notes will evidence the same debt as the Original Notes and will be issued under and be entitled to the benefits of an Indenture dated as of February 18, 1998 governing the terms of the Original Notes and the Exchange Notes.

 (5) EMPLOYEE BENEFIT PLANS

     The 1997 Equity and Performance Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors and approved by Grant's stockholders in December 1997. The Plan was amended in February 1998 to increase the number of shares reserved for issuance under the Incentive Plan from one million shares of Grant Common Stock to 1,450,000 shares of Grant Common Stock. The Incentive Plan provides for the grant to officers (including officers who are also directors), employees, consultants and nonemployee directors of Grant and its subsidiaries, of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), nonstatutory stock options, stock appreciation rights and restricted shares and deferred shares of Grant Common Stock (collectively, the "Awards"). The Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.

     The Incentive Plan is required to be administered by the Board of Directors or by a committee of the Board of Directors consisting of at least two nonemployee directors. The Board of Directors or its designated committee will select the employees and non-employee directors to whom Awards may be granted and the type of Award to be granted and determine, as applicable, the number of shares to be subject to each Award, the exercise price and the vesting. In making such determinations, the Board of Directors or its designated committee will take into account the employee's present and potential contributions to the success of the Company and other relevant factors. As of May 15, 1998, Awards covering 1,282,100 shares have been made by the Board of Directors. The Awards consist of 1,264,100 nonstatutory stock options that will vest annually in equal one-third increments beginning on December 31, 1998. All options have an average exercise price of $6.07 per share (range of $5 to $7.20 per share), subject to adjustment in certain circumstances. In addition, 3,000 restricted shares (18,000 total restricted shares) were granted to each non-employee director and will vest on August 18, 1998 provided that such director continues to serve on the Board of Directors until such date.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(6)  CONTINGENCIES

     Grant is involved in various claims and legal actions arising in the ordinary course of business. Management of Grant is of the opinion that none of the claims and actions are likely to have a material impact on its financial condition.

     On December 11, 1997, certain persons, acting through an "ad hoc" committee (the "Plaintiffs") commenced a lawsuit in the Bankruptcy Court against Grant, GGI, Elliott, Westgate and a subsidiary of Grant. The lawsuit alleges that (i) GGI and Elliott breached their obligations under the Plan by seeking to complete the acquisition of Solid State prior to commencing a subscription offering to purchase Grant Common Stock, (ii) the acquisition of Solid State and the certain related transactions are unfair to the Plaintiffs because they dilute the value of the Common Stock to be issued under such subscription offering and impair Grant's equity value and (iii) the acquisition of Solid State and certain related transactions could and should have been, but were not, adequately disclosed in the disclosure statement filed with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") regarding the Plan. The Plaintiffs have requested (i) compensatory and punitive damages in an unstated amount and (ii) revocation of the Plan.

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

(7)  SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Non-cash investing and financing activities consisted of the following (amounts in thousands):


                                                               GGI                       GRANT
                                                          THREE MONTHS                THREE MONTHS
                                                              ENDED                      ENDED
                                                            MARCH 31,                  MARCH 31,
                                                              1997                       1998
                                                           -----------                ----------
                                                           (UNAUDITED)                (UNAUDITED)
                                                                             |
     CASH PAID FOR INTEREST AND TAXES                                        |
     WAS AS FOLLOWS:                                                         |
       Interest, net of amounts capitalized                  $  1,402        |          $  1,417
                                                                             |
     NON-CASH INVESTING AND FINANCING ACTIVITIES:                            |
       Property, plant and equipment debt additions          $    173        |          $  4,500
       Debenture conversion                                  $     60        |          $     --

 (8) RELATED PARTY

     The Company's Chairman of the Board ("Chairman") is an officer of an affiliate of the Principal Stockholders of Grant. Elliott granted to the Chairman, on April 28, 1998, options to purchase 100,000 shares of Common Stock from Elliott. Additionally, the Chairman has entered into a consulting agreement, dated April 28, 1998, with Grant (the "Consulting Agreement") which provides for an annual consulting fee of $100,000 for as long as he

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

remains Chairman. Under the consulting Agreement, the Chairman was also granted options by the Company to purchase 50,000 shares of Common Stock under the Incentive Plan. These options will vest annually in equal one-third increments beginning on December 31, 1998, and have an average exercise price of $6.07 per share.

(9)  ADOPTION OF ACCOUNTING STANDARDS

     Effective January 1, 1998, Grant adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, including, among other things, foreign currency translation adjustments, notes receivable from employee stock ownership plans, deferred gains (losses) on hedging activities, and unrealized gains (losses) on marketable securities classified as available-for-sale. Grant's and GGI's total comprehensive earnings are as follows for the periods presented.

                                                                    GGI                       GRANT
                                                              THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                MARCH 31, 1997             MARCH 31, 1998
                                                            ---------------------      ------------------
                                                                 (UNAUDITED)               (UNAUDITED)
                                                                                   |
     Net income (loss)                                           $   (276)         |         $    733
     Gain on accumulated other comprehensive income                    --          |              387
                                                                 --------          |         --------
     Total comprehensive earnings                                $   (276)         |         $  1,120
                                                                  ========         |         ========

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     As of May 7, 1998, the Company was operating or mobilizing 19 seismic data acquisition crews, consisting of 15 land and four transition zone crews, utilizing approximately 35,000 seismic recording channels. According to industry sources, as of May 7, 1998, the Company is the third largest land seismic data acquisition company operating in the western hemisphere, based on the number of seismic data acquisition crews in operation.

     In December 1996, GGI filed for protection under the United States Bankruptcy Code and began its reorganization under the supervision of the Bankruptcy Court. The filing was precipitated by a number of factors, including an overly rapid expansion in the United States and Latin American markets, which contributed to poor operational results in these markets, the attempted development of a proprietary data recording system, which did not meet operating expectations and a lack of available capital, which led to a severe working capital shortage. These factors impaired GGI's ability to service its indebtedness, finance its existing capital expenditure requirements and meet its working capital needs. In addition, GGI was unable to raise additional equity, causing a disproportionate reliance on debt financing and equipment leasing. In connection with its reorganization, GGI replaced its senior management, disposed of unprofitable operations, operated as debtor in possession and developed the Plan, which was confirmed by the Bankruptcy Court on September 15, 1997 and consummated on September 30, 1997 (the "Effective Date"), with Grant's purchase of substantially all of the assets and assumption of certain liabilities of GGI. As part of the Plan, GGI will be dissolved and will cease to exist once the remainder of its assets are distributed to its creditors.

     The historical results of operations of the Company for the three months ended March 31, 1998 are not directly comparable to the results of operations of GGI for the three months ended March 31, 1997 due to the effects of the acquisition of Solid State.

RESULTS OF OPERATIONS

The Company's First Quarter Ended March 31, 1998 Compared With GGI's First Quarter Ended March 31, 1997

     Revenues. Consolidated revenue increased $17.6 million, or 58%, from $30.3 million for GGI for the three months ended March 31, 1997 to $47.9 million in revenue for the Company for the three months ended March 31, 1998. This increase was the result of growth in revenues in the Far East, the United States and Latin America and the inclusion of Solid State's results of operations. In the aggregate, Solid State's operations added $14.0 million to revenue for the first quarter of 1998.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Revenues from the United States data acquisition operations increased $3.8 million, or 36%, from $10.7 million for GGI for the quarter ended March 31, 1997 to $14.5 million for the Company for the quarter ended March 31, 1998. This increase was attributable to the addition of one Solid State crew for the entire first quarter of 1998, increased crew productivity as a result of a higher channel count per crew and a more efficient use of both equipment and personnel throughout the region. The Company operated six seismic data acquisition crews continuously in the United States during the three months ended March 31, 1998 compared with a peak of seven crews operating from time to time for GGI during the same period in 1997.

     Revenues from Latin America increased $2.7 million, or 15%, from $17.1 million for GGI for the quarter ended March 31, 1997 to $19.8 million for the Company for the quarter ended March 31, 1998. During the first quarter of 1997, GGI's Latin American operations consisted of as many as seven land seismic data acquisition crews operating in Colombia, Ecuador, Brazil, and Peru. GGI completed operations in Peru and crews were withdrawn in January 1997. During the first quarter of 1998, the Company operated as many as eight seismic crews in the region, including three in Colombia, two in Bolivia and one each in Guatemala, Brazil and Ecuador. The Company began operations in Guatemala in September 1997 and acquired the Bolivian operations in the Solid State acquisition in December 1997.

     Revenues from the Far East increased $3.0 million, or 122%, from $2.5 million for GGI for the first quarter of 1997 to $5.5 million for the Company for the first quarter of 1998. During the first quarter of 1997, GGI operated one land crew in and began mobilizing one transition zone crew to Bangladesh. The transition zone crew began operations in July 1997. During the first quarter of 1998, the Company operated two crews in Bangladesh for the entire period and began mobilizing two crews to Indonesia. The Indonesian crews will begin data acquisition during the second quarter of 1998.

     Revenues from Canadian data acquisition operations were $8.0 million for the Company's quarter ended March 31, 1998 compared to zero for GGI for the same period in 1997. The Company (through Solid State) operated as many as six land seismic crews in Canada during the three month period ended March 31, 1998 while GGI had no operations in Canada during the same period in 1997. The Canadian seismic business is seasonal with most of the crew activity occurring during the months of October through March. The Company completed the seasonal operations of four crews on April 1, 1998. There are currently two crews active in Canada with two crews mobilizing operations into the northern and western United States.

     Expenses. Operating expenses of the Company as a percentage of revenues decreased to 73% for the three months ended March 31, 1998 from 78% for GGI for the three months ended March 31, 1997. This percentage decrease can be attributed to overall improved operating efficiency, and in particular, to the Company's Canadian crews during that period. GGI had no Canadian operations during the same three month period ending March 31, 1997. Operating expenses during the first quarter of 1998 increased $11.2 million to $34.7 million for the Company compared with $23.6 million for GGI's same period ended March 31, 1997. This increase is a result of the revenue increases experienced in the United States, Latin America, the Far East and Canada which have previously been discussed.

     Other operating expenses increased $1.7 million, or 81%, to $3.8 million for the Company for the quarter ended March 31, 1998 from $2.1 million for GGI for the quarter ended March 31, 1997. Other operating expenses also increased as a percentage of revenue to 8% in first quarter of 1998 from 7% in same period in 1997. The primary reason for these increases is the inclusion of Solid State expenses during the Company's first quarter of 1998 with no corresponding expense for GGI during the same period in 1997.

     Depreciation and amortization increased $2.7 million, or 104%, to $5.3 million for the Company for the quarter ended March 31, 1998 from $2.6 million for GGI for the quarter ended March 31, 1997. This increase is primarily attributable to $1.3 million in depreciation on the acquired Solid State assets and amortization of goodwill of

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

$366,000, neither of which were incurred by GGI during the first quarter of 1997, and to depreciation on new assets purchased by the Company during the quarters ending December 31, 1997 and March 31, 1998.


     Other Income (Deductions). Interest expense, net, increased $578,000, or 42%, to $2.0 million for the Company for the quarter ended March 31, 1998 from $1.4 million for GGI for the quarter ended March 31, 1997. This increase was the result of interest on debt both incurred and assumed by the Company as a result of the Solid State acquisition and the increase in debt resulting from the sale on February 18, 1998 of $100 million of 9 3/4% senior notes due 2008. Proceeds from the sale were used to retire substantially all of the Company's outstanding indebtedness, to fund capital expenditures and provide working capital.

     Reorganization costs of $993,000 for the quarter ended March 31, 1997 related to charges incurred in connection with GGI's reorganization, which began in December 1996 and was completed in September 1997. No reorganization charges were incurred by the Company in the three months ended March 31, 1998 and none are expected to be incurred in the future.

     The Company's other expense for the three months ended March 31, 1998 of $162,000 was principally the result of losses on foreign exchange transactions incurred in connection with its Canadian operations. Other income for GGI of $295,000 for that same period in 1997 relate to gains on foreign exchange transactions in Colombia and miscellaneous other income.

     Tax Provision. The income tax provision in both periods consisted of income taxes in foreign countries. The increase for the Company for the quarter ended March 31, 1998 compared with GGI's quarter ended March 31, 1997 is a result of higher taxable income in Colombia, Ecuador, Guatemala and Bangladesh. No provision for United States federal income tax was made in either period as GGI and the Company each had net loss carryforwards available.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's internal sources of liquidity are its cash balances (approximately $27.3 million at May 7, 1998) and cash flow from operations. External sources include the unutilized portion ($5.0 million at May 7, 1998) of a credit facility entered into with Elliott on October 1, 1997 (the "Credit Facility"), equipment financing and trade credit. The Credit Facility contains a $5 million revolving credit facility, which currently provides for borrowings at an interest rate per annum of the prime rate plus 2%, secured by liens on substantially all of the assets of the Company and certain of its subsidiaries. The Company periodically enters into equipment financing agreements with sellers of seismic data acquisition equipment to pay all or a portion of the purchase price of such equipment and regularly utilizes normal trade credit in connection with certain of its purchases of goods and services to support its ongoing field crew activities.

     On February 18, 1998, the Company issued $100 million aggregate principal amount of Notes pursuant to exemptions from, or in transactions not subject to, the registration requirements of the Securities Act. The Notes are governed by an indenture, dated February 18, 1998, between the Company, the Subsidiary Guarantors and LaSalle National Bank, as trustee (the "Indenture"). The Notes bear interest at 9 3/4% per annum and were sold at a discount to yield 9 7/8% per annum. The net proceeds from the sale of the Original Notes were used to retire substantially all of Grant's then outstanding indebtedness, purchase certain leased equipment and provide for working capital.

     At May 7, 1998, the Company's total indebtedness was approximately $102.6 million (including approximately $300,000 under letters of credit). The Company's total indebtedness is comprised of $99.2 million aggregate principal amount of the Notes and $3.1 million of combined loans and capitalized leases incurred for the purpose of financing capital expenditures.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, make principal and interest payments required by the terms of its indebtedness and fund expenses associated with the implementation of its business strategy. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations. These operations accounted for 52.7% of total revenues for the three months ended March 31, 1998.

     Capital expenditures are made by the Company primarily to purchase seismic data acquisition equipment. The Company made approximately $11.2 million of capital expenditures during the fourth quarter of 1997 and budgeted approximately $21 million of capital expenditures in 1998 to upgrade and expand its seismic data acquisition capability and equipment. Capital expenditures for the three months ended March 31, 1998 were $8.8 million. There remains $12.2 million of capital spending budgeted for 1998 of which approximately $5.6 million is job dependent.

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

FOREIGN EXCHANGE GAINS AND LOSSES

     The Company conducts a substantial portion of its business in currencies other than the U.S. dollar or Canadian dollar, particularly various Latin American currencies, and its operations are subject to fluctuations in foreign currency exchange rates. Accordingly, certain of the Company's international contracts could be significantly affected by fluctuations in exchange rates, particularly in Brazil and Colombia. The Company's international contracts require payment in U.S. dollars, Canadian dollars, various local currencies or a combination thereof. Payments in local currencies typically are indexed to inflationary tables and generally are used for local expenses. The Company attempts to structure the majority of its international contracts to be billed and paid at a certain U.S. dollar conversion rate. Additionally, the Company's foreign subsidiaries periodically enter into local currency debt to pay expenses incurred locally. The Company presently does not use any derivatives or forward foreign currency exchange rate hedging arrangements, but may elect to do so in the future.

     The Company's operating results were negatively impacted by foreign exchange losses of approximately $247,000 during the three months ended March 31, 1998.

EFFECT OF INFLATION

     Current economic conditions indicate that the costs of exploration and production for oil and gas are increasing. The oil and gas industry historically has experienced periods of rapid cost increases within short periods of time as demand for drilling rigs, drilling pipe and other materials and supplies increases. The oil and gas industry is

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

currently experiencing such increases in demand, which have historically led to rapid increases in costs. Increases in exploration and production costs could lead to a decrease in such activities by oil and gas companies, which would have an adverse effect on the demand for the Company's services.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. The Company will adopt SFAS 131 in the fourth quarter of 1998.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     From time to time, information provided by the Company, statements by its employees or information included in written material, such as press releases and filings (including this Form 10-Q Quarterly Report) with the Commission (including portions of the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and certain other sections contained in such filings) may contain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

     Among the factors that will have a direct bearing on the Company's results of operations and the oil and gas services industry in which it operates are the effects of rapidly changing technology; the presence of competitors with greater financial resources; risks associated with the acquisition of Solid State including failure to successfully manage the Company's growth and integrate the business operations of Solid State; operating risks inherent in the oil and gas services industry; regulatory uncertainties; potential liability under the Plan; worldwide political stability and economic conditions and other risks associated with international operations, including foreign currency exchange risk; and the Company's successful execution of its strategy and internal operating plans.

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

                                     PART II

                                OTHER INFORMATION


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               On January 8, 1998, Elliott and Westgate, being all the holders of Common Stock and pursuant to a written consent without a meeting, elected W. Richard Anderson to the Board of Directors of Grant.

               On January 15, 1998, Elliott and Westgate, being all the holders of Common Stock and pursuant to a written consent without a meeting, elected Donald W. Wilson and James R. Brock to the Board of Directors of Grant.

               On February 18, 1998, Elliott and Westgate, being all the holders of Common Stock and pursuant to a written consent without a meeting, approved Amendment No. 1 to the Incentive Plan, which increased shares of Common Stock available under the Incentive Plan to 1,450,000.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   List of Exhibits

                 Exhibit No.
                 -----------

                    27.01 - Financial data schedule.


         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 1998.

                                                     GRANT GEOPHYSICAL, INC.
                                                         (REGISTRANT)


                                      By               Larry E. Lenig, Jr.
                                           -------------------------------------
                                                       Larry E. Lenig, Jr.
                                                    Chief Operating Officer,
                                                            President
                                                  (Principal Executive Officer)


                                      By               Michael P. Keirnan
                                           -------------------------------------
                                                       Michael P. Keirnan
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27.01             - Financial data schedule.

