Form 10-Q
period 1998-06-30
GRANT GEOPHYSICAL INC
filed 1998-08-13
CIK 866722

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


(MARK ONE)

       (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
       ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended June 30, 1998

                       Commission file number: 000-18816


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

                   Yes                   No   X
                       -----                -----

       As of August 6, 1998, 14,170,555 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public purchase market for shares of Grant Geophysical common stock.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                               PAGE(S)
                                                                                                               ------
PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Consolidated Balance Sheets of Grant Geophysical, Inc. ("Grant" or the "Company") as of
         June 30, 1998 (Unaudited) and December 31, 1997.....................................................    3

       Consolidated Statements of Operations:
         Grant Geophysical, Inc. for the Three and Six Months Ended June 30, 1998 (Unaudited) ...............    5
         GGI Liquidating Corporation ("GGI") for the Three and Six Months Ended June 30, 1997 (Unaudited)....    5

       Consolidated Statements of Cash Flows:
         Grant Geophysical, Inc. for the Six Months Ended June 30, 1998 (Unaudited)..........................    6
         GGI Liquidating Corporation for the Six Months Ended June 30, 1997 (Unaudited)......................    6

       Notes to Consolidated Financial Statements (Unaudited)................................................    8

    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.........................................................   14

PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders.............................................   21
    Item 6.  Exhibits and Reports on Form 8-K................................................................   21

PART III.  SIGNATURES      ..................................................................................   22

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,    JUNE 30,
                                                                     1997         1998
                                                                ------------   ----------
                                                                               (UNAUDITED)
                           ASSETS

Current assets:
    Cash and cash equivalents                                     $   7,093    $  13,700
    Restricted cash                                                     321          321
    Accounts receivable:
       Trade(net of allowance for doubtful accounts of $158
         and $494 at December 31, 1997 and June 30, 1998,
         respectively)                                               29,495       42,291
       Other                                                          2,487        1,732
    Inventories                                                         530          528
    Prepaids                                                          4,190        4,864
    Work in process                                                   2,779        5,534
                                                                  ---------    ---------
       Total current assets                                          46,895       68,970

Property, plant and equipment                                        73,002       83,850
Accumulated depreciation                                             (8,498)     (17,596)
                                                                  ---------    ---------
       Net property, plant and equipment                             64,504       66,254

Multi-client data, net                                                5,736        4,867
Goodwill, net                                                        36,304       35,311
Deferred issue costs, net                                                --        4,455
Other assets                                                          2,265        2,089
                                                                  ---------    ---------
       Total assets                                               $ 155,704    $ 181,946
                                                                  =========    =========


                                                        (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,   JUNE 30,
                                                                     1997         1998
                                                                 ------------  ----------
                                                                               (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current maturities of long-term debt        $   1,158    $     934
    Accounts payable                                                 16,422       22,864
    Accrued expenses                                                 10,318       12,798
    Foreign income taxes payable                                      2,807        4,069
                                                                  ---------    ---------
      Total current liabilities                                      30,705       40,665

Long-term debt and capital lease obligations                         65,409      101,211
Unearned revenue                                                      5,443        4,792
Other liabilities and deferred credits                                2,369        2,558
Subordinated note                                                     9,786           --

Stockholders' equity:
    Cumulative pay-in-kind preferred stock, $.001 par
       value.  Authorized 20,000, issued and outstanding
       10,000 shares at December 31, 1997.  Authorized,
       issued and outstanding zero at June 30, 1998                  10,000           --
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued and outstanding
       14,152,555 shares at December 31, 1997 and
       14,170,555 at June 30, 1998                                       14           14
    Additional paid-in capital                                       41,278       41,262
    Accumulated deficit                                              (8,833)      (7,618)
    Accumulated other comprehensive income                             (467)        (938)
                                                                  ---------    ---------
      Total stockholders' equity                                     41,992       32,720
                                                                  ---------    ---------

           Total liabilities and stockholders' equity             $ 155,704    $ 181,946
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

                                           GGI             GRANT                GGI             GRANT
                                      THREE MONTHS     THREE MONTHS          SIX MONTHS       SIX MONTHS
                                          ENDED            ENDED                ENDED            ENDED
                                      JUNE 30, 1997    JUNE 30, 1998        JUNE 30, 1997    JUNE 30, 1998
                                      -------------    -------------        -------------    -------------
                                       (UNAUDITED)      (UNAUDITED)           (UNAUDITED)      (UNAUDITED)
Revenues                               $   36,873   |   $   48,467            $   67,169   |    $  96,362
                                                    |                                      |
Expenses:                                           |                                      |
   Direct operating expenses               28,264   |       34,792                51,820   |       69,532
   Other operating expenses                 2,098   |        3,882                 4,158   |        7,684
   Depreciation and amortization            2,978   |        4,926                 5,589   |       10,215
                                       ----------   |   ----------            ----------   |    ---------
      Total costs and expenses             33,340   |       43,600                61,567   |       87,431
                                       ----------   |   ----------            ----------   |    ---------
                                                    |                                      |
      Operating income                      3,533   |        4,867                 5,602   |        8,931
                                                    |                                      |
Other income (deductions):                          |                                      |
   Interest expense                        (1,312)  |       (2,625)               (2,703)  |       (4,793)
   Interest income                            196   |          286                   200   |          489
   Reorganization costs                      (787)  |           --                (1,780)  |           --
   Other                                      (80)  |          (19)                  215   |         (181)
                                       ----------   |   ----------            ----------   |    ---------
      Total other deductions               (1,983)  |       (2,358)               (4,068)  |       (4,485)
                                       ----------   |   ----------            ----------   |    ---------
                                                    |                                      |
      Income before taxes                   1,550   |        2,509                 1,534   |        4,446
                                                    |                                      |
Income tax expense                          1,411   |        1,304                 1,671   |        2,508
                                       ----------   |   ----------            ----------   |    ---------
                                                    |                                      |
      Net income (loss)                       139   |        1,205                  (137)  |        1,938
                                                    |                                      |
Preferred dividends                            --   |          176                    --   |          440
                                       ----------   |   ----------            ----------   |    ---------
                                                    |                                      |
      Net income (loss) applicable                  |                                      |
          to common stock              $      139   |   $    1,029            $     (137)  |    $   1,498
                                       ==========   |   ==========            ==========   |    =========
                                                    |                                      |
INCOME PER COMMON SHARE - BASIC                     |                                      |
   AND DILUTED:                                     |                                      |
                                                    |                                      |
Net income                                          |   $      .09                         |    $    0.14
Dividend requirement on pay-in-kind                 |                                      |
   preferred stock                                  |         (.01)                        |        (0.03)
                                                    |   ----------                         |    ---------
                                                    |                                      |
Net income per common share                         |   $      .08                         |    $    0.11
                                                    |   ==========                         |    =========


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    GGI                  GRANT
                                                              SIX MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30, 1997         JUNE 30, 1998
                                                              ----------------     ----------------
                                                                 (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS) BEFORE DIVIDEND REQUIREMENT                 $   (137)      |      $  1,938
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET                            |
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:                           |
     Depreciation and amortization expense                          5,589       |        10,215
     Gain on sale of fixed assets                                      44       |           (90)
     Provision for doubtful accounts                                   --       |           300
     Exchange (gain) loss                                            (113)      |           473
     Other non-cash items                                             199       |            27
CHANGES IN ASSETS AND LIABILITIES:                                              |
   (INCREASE) DECREASE IN:                                                      |
     Accounts receivable                                              529       |       (12,341)
     Inventories                                                      (27)      |             2
     Multi-client Data                                                 --       |           829
     Prepaids                                                         983       |          (674)
     Work in process                                                 (811)      |        (2,755)
     Other assets                                                    (434)      |           147
   INCREASE (DECREASE) IN:                                                      |
     Accounts payable                                               1,402       |         6,442
     Accrued expenses                                                 997       |         2,480
     Foreign income tax payable                                     1,690       |         1,262
     Other liabilities and deferred credits                          (308)      |          (295)
CHANGE IN PRE-PETITION LIABILITIES SUBJECT TO CHAPTER 11 CASE:                  |
     Accounts payable                                              (1,086)      |            --
     Accrued expenses                                              (1,443)      |            --
     Foreign income tax payable                                      (194)      |            --
     Other liabilities and deferred credits                        (2,637)      |            --
                                                                 --------       |      --------
                                                                                |
         NET CASH PROVIDED BY OPERATING ACTIVITIES                  4,243       |         7,960
                                                                                |
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:                          |
     Capital expenditures, net                                     (4,922)      |       (12,161)
     Proceeds from sale of assets                                      15       |           515
                                                                 --------       |      --------
                                                                                |
         NET CASH USED IN INVESTING ACTIVITIES                     (4,907)      |       (11,646)


                                                       (Continued on next page)

                    GRANT GEOPHYSICAL, INC AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    GGI                   GRANT
                                                              SIX MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30, 1997          JUNE 30, 1998
                                                              ----------------       ----------------
                                                                (UNAUDITED)             (UNAUDITED)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:                           |
       Debt issue costs                                                 --       |         (4,585)
       Common Stock Issue Costs                                         --       |            (16)
       Redemption of Preferred Stock                                    --       |        (10,000)
       Dividends Paid                                                   --       |           (723)
       Borrowings made during the period                             2,957       |        100,279
       Repayment on borrowings during the period                      (263)      |        (74,397)
       Pre-petition liabilities subject to chapter 11 case:                      |
       Borrowings under credit facility                             30,897       |             --
       Repayment on borrowings                                     (35,189)      |             --
                                                                 ---------       |      ---------
                                                                                 |
                                                                                 |
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (1,598)      |         10,558
                                                                 ---------       |      ---------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (21)      |           (265)
                                                                 ---------       |      ---------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (2,283)      |          6,607
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   6,772       |          7,093
                                                                 ---------       |      ---------
                                                                                 |
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   4,489       |      $  13,700
                                                                 =========       |      =========

          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

     Effective September 30, 1997, in connection with a plan of reorganization (the "Plan") for GGI Liquidating Corporation, ("GGI"), Grant Geophysical, Inc. ("Grant" or the "Company") acquired substantially all of the assets and assumed certain liabilities of GGI. Elliott Associates L.P. ("Elliott") and Westgate International, L.P. ("Westgate") (collectively known as "the Principal Stockholders") own all of the issued and outstanding common stock, $.001 par value ("Grant Common Stock"), of Grant other than shares of restricted stock granted under the 1997 Equity and Performance Incentive Plan. The general partners of Elliott are Paul E. Singer and Braxton Associates, L.P. The general partner of Westgate is Hambledon, Inc., a corporation controlled by Braxton Associates, L.P. Elliott and Westgate are each managed by Stonington Management Corporation, a corporation controlled by Mr. Singer. For financial statement purposes, the purchase of GGI's assets by Grant was accounted for as a purchase acquisition. The purchase price was allocated between the fair value of the GGI assets purchased and liabilities assumed, and Grant recorded goodwill of approximately $21.0 million. The effects of the acquisition have been reflected in Grant's assets and liabilities at that date.

     At September 30, 1997, Elliott held 5,888,565 shares or 40.7% and Westgate held 3,291,544 shares, or 23.3% of the outstanding common shares of Solid State Geophysical Inc. ("Solid State Stock"). As of September 30, 1997, Elliott and Westgate combined owned a controlling interest in both Solid State Geophysical Inc. ("Solid State") and Grant. As a result, as of that date, Elliott and Westgate were deemed to have transferred their ownership in Solid State to Grant in exchange for 4,590,055 shares of Grant Common Stock. This transaction was accounted for as an exchange of ownership interests between entities under common control and the assets and liabilities transferred were accounted for at historical cost in a manner similar to a pooling-of-interests. In November 1997, Grant initiated a tender offer for all of the outstanding shares of Solid State Stock not held by Grant. In connection with the tender offer, Elliott and Westgate transferred their ownership in Solid State to Grant in exchange for an aggregate 4,652,555 shares of Grant Common Stock and agreed to loan Grant $15.8 million to pay for shares tendered in the tender offer and costs incurred in connection with such tender offer. Upon the expiration of the Tender Offer on December 19, 1997, Grant held approximately 99% of the outstanding shares of Solid State Stock. On December 23, 1997, because Grant acquired over 90% of the outstanding shares of Solid State Stock that it did not already own, Grant qualified to exercise its statutory right under Canadian law to acquire the remaining shares of Solid State Stock on the same terms and at the same price as the Tender Offer. On December 23, 1997 after these statutory rights were exercised, Solid State became an indirect wholly owned subsidiary of Grant. The acquisition of the unaffiliated minority interest under the tender offer was accounted for under the purchase method of accounting at the date of acceptance. Grant recorded goodwill of approximately $15.3 million in connection with the acquisition of the unaffiliated minority interest.

     As a result, Grant's consolidated balance sheet as of December 31, 1997 and June 30, 1998 and statement of operations and cash flows for the three and six months ended June 30, 1998 are presented using Grant's new basis of accounting, while the consolidated statements of operations and cash flows of GGI for the three and six months ended June 30, 1997 are presented using GGI's historical cost basis of accounting. Because of the recent acquisition and related adjustment of assets and liabilities to fair value as of December 31, 1997, the carrying value of Grant's financial assets and liabilities approximates fair value.

     Grant is a holding company with no independent operations other than its investments in its subsidiaries. Grant Geophysical Corp., Grant Geophysical do Brasil Ltda., Grant Geophysical (Int'l), Inc., PT. Grant Geophysical Indonesia, Recursos Engergeticos Ltda., Advanced Seismic Technology, Inc., Solid State Geophysical Inc., Solid State Internacional Ingenieria C.A., Solid State Geophysical Corp., and SSGI Acquisition Corp. (the "Subsidiary Guarantors") represent all of the indirect and direct wholly owned subsidiaries of Grant other than one subsidiary, which is inconsequential to Grant on a consolidated basis. Grant conducts all of its operations through its subsidiaries. The Notes (see Note 3) are fully, unconditionally, jointly and severally guaranteed by the Subsidiary Guarantors, and therefore, separate financial statements of the Subsidiary Guarantors will not be presented. Management has determined that the information presented by such separate financial statements of the Subsidiary Guarantors is not material to investors.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The balance sheet of Grant as of June 30, 1998 and the related statements of operations and cash flows for the three and six months ended June 30, 1998 and GGI's statements of operations and cash flows for the three and six months ended June 30, 1997 are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements of Grant and its consolidated subsidiaries contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998. The consolidated financial statements of both Grant and GGI should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1997, included in the Company's Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

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

(3)  NOTES PAYABLE

     On February 18, 1998, Grant completed the sale of $100 million aggregate principal amount of its 9 3/4% Senior Notes, due 2008 (the "Notes"). The Notes bear interest from February 18, 1998, at the rate per annum set forth above payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1998. The net proceeds from the sale of the Notes were approximately $95.2 million after deducting the discount on the sale

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


and certain other fees and expenses. Grant used the proceeds to repay approximately $74.5 million (approximately $73.0 million in principal and $1.5 million in interest) of the outstanding balance of debt and interest existing at December 31, 1997.

     In connection with the sale of the Notes, the Company entered into a Registration Rights Agreement pursuant to which the Company agreed to file with the Commission an Exchange Offer Registration Statement (the "Registration Statement"). The Registration Statement was filed on March 24, 1998, amended on May 8, 1998 and became effective on May 13, 1998.

     In connection with the redemption of the cumulative pay-in-kind preferred stock, par value $.001 per share ("Preferred Stock") (see note 8), held by Westgate, on June 5, 1998, Elliott agreed to amend the Credit Facility to increase the maximum borrowing capacity from $5 million to $15 million and to extend the term of the facility from March 31, 1999 to March 31, 2000.

(4) EMPLOYEE BENEFIT PLANS

     The 1997 Equity and Performance Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors and approved by Grant's stockholders in December 1997. The Incentive Plan was amended in June 1998 to increase the number of shares reserved for issuance under the Incentive Plan from 1,450,000 shares of Grant Common Stock to 1,900,000 shares of Grant Common Stock. The Incentive Plan provides for the grant to officers (including officers who are also directors), employees, consultants and nonemployee directors of Grant and its subsidiaries, of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), nonstatutory stock options, stock appreciation rights and restricted shares and deferred shares of Grant Common Stock (collectively, the "Awards"). The Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.

     The Incentive Plan is required to be administered by the Board of Directors or by a committee of the Board of Directors consisting of at least two nonemployee directors. The Board of Directors or its designated committee will select the employees and non-employee directors to whom Awards may be granted and the type of Award to be granted and determine, as applicable, the number of shares to be subject to each Award, the exercise price and the vesting. In making such determinations, the Board of Directors or its designated committee will take into account the employee's present and potential contributions to the success of the Company and other relevant factors. As of August 6, 1998, Awards covering 1,473,200 shares have been made by the Board of Directors. The Awards consist of 1,455,200 nonstatutory stock options that will vest annually in equal one-third increments beginning on December 31, 1998. All options have an average exercise price of $5.76 per share (range of $4.75 to $6.84 per share), subject to adjustment in certain circumstances. In addition, 3,000 restricted shares (18,000 total restricted shares) were granted to each non-employee director and will vest on August 18, 1998 provided that such director continues to serve on the Board of Directors until such date.

(5)  CONTINGENCIES

     Grant is involved in various claims and legal actions arising in the ordinary course of business. Management of Grant is of the opinion that none of the claims and actions are likely to have a material impact on its financial condition.

     On December 11, 1997, certain persons, acting through an "ad hoc" committee (the "Plaintiffs") commenced a lawsuit in the Bankruptcy Court against Grant, GGI, Elliott, Westgate and a subsidiary of Grant. The lawsuit alleged that (i) GGI and Elliott breached their obligations under the Plan by seeking to complete the acquisition of Solid State prior to commencing a subscription offering to purchase Grant Common Stock, (ii) the acquisition of Solid State and the certain related transactions were unfair to the Plaintiffs because they diluted the value of the

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Common Stock to be issued under such subscription offering and impair Grant's equity value and (iii) the acquisition of Solid State and certain related transactions could and should have been, but were not, adequately disclosed in the disclosure statement filed with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") regarding the Plan. The Plaintiffs had requested (i) compensatory and punitive damages in an unstated amount and (ii) revocation of the Plan.

     In addition, the Plaintiffs sought to enjoin completion of the acquisition of Solid State and certain related transactions pending a trial on the merits. This request for injunctive relief was denied by the Bankruptcy Court on December 16, 1997, and was denied on appeal by the United States District Court for the District of Delaware on December 19, 1997. During the discovery process for the lawsuit, the parties began to discuss a settlement. These discussions led to a settlement of the lawsuit on June 19, 1998 (the "Settlement"). Under the terms of the Settlement, in exchange for a full and complete release of all of the Plaintiffs' claims against Elliott, Westgate, the Company and their respective officers, directors, partners, employees, agents, subsidiaries, affiliates, successors and assigns relating to or arising out of the bankruptcy proceedings of GGI and a dismissal of the lawsuit, Elliott shall pay to the Plaintiffs $150,000 for reimbursement of legal expenses, and permit the Plaintiffs to purchase Grant Common Stock in the subscription offering at a discounted subscription purchase price of $4.75 per share. In addition, Elliott has agreed to indemnify Grant and its subsidiary against any liability that they may incur in connection with the lawsuit. Nevertheless, other eligible subscribers in the subscription offering who do not execute a release in connection with the subscription offering could commence other lawsuits related to the Plan, which may not be subject to indemnification by Elliott, and which could have an adverse effect on Grant's business, reputation, operating results and financial condition.

     Grant is involved in various claims and legal actions arising in the ordinary course of business. Other than the Plan and actions commenced pursuant thereto or in connection therewith, management of Grant is of the opinion that none of the claims and actions are likely to have a material impact on Grant's financial condition.


(6)  SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Non-cash investing and financing activities consisted of the following (amounts in thousands):

                                                             GGI            GRANT
                                                          SIX MONTHS     SIX MONTHS
                                                             ENDED          ENDED
                                                            JUNE 30,       JUNE 30,
                                                              1997          1998
                                                          ----------     ----------
                                                          (UNAUDITED)    (UNAUDITED)
     CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:                  |
       Taxes, net of refunds                               $  1,801    |   $  976
       Interest, net of amounts capitalized                   2,374    |    1,507
                                                                       |
     NON-CASH INVESTING AND FINANCING ACTIVITIES:                      |
       Property, plant and equipment debt additions        $  2,207    |   $   --
       Debenture conversion                                      80    |       --

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(7)    ADOPTION OF ACCOUNTING STANDARDS

       Effective January 1, 1998, Grant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, including, among other things, foreign currency translation adjustments, notes receivable from employee stock ownership plans, deferred gains (losses) on hedging activities, and unrealized gains (losses) on marketable securities classified as available-for-sale. Grant's and GGI's total comprehensive earnings which consist of foreign currency translation adjustments are as follows for the periods presented.

                                                  GGI                GRANT
                                             SIX MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30, 1997      JUNE 30, 1998
                                             ----------------   ----------------
                                                (UNAUDITED)        (UNAUDITED)
       Net income (loss)                        $  (137)     |      $  1,938
       Other comprehensive income - (loss)           --      |          (471)
                                                -------      |      --------
                                                             |
       Total comprehensive earnings (loss)      $  (137)     |      $  1,467
                                                =======      |      ========


(8)    STOCKHOLDERS' EQUITY

       On June 5, 1998 the Company redeemed 10,000 shares of its Preferred Stock, held by Westgate, representing all of the outstanding shares of Preferred Stock, in the aggregate amount of $10.7 million, representing the liquidation amount of such shares of Preferred Stock, together with all accumulated, accrued and unpaid dividends. Upon redemption, the Preferred Shares were canceled, retired and eliminated from the shares that the Company is authorized to issue.

(9)    SUBSCRIPTION OFFERING

       Pursuant to the Plan, the Company is required to conduct a subscription offering (the "Subscription Offering") of 4,750,000 shares of Grant Common Stock to certain holders of claims and other interests under the Plan for an aggregate purchase price of $23,750,000. The Plan provides that (i) Eligible Class 5 Claim Holders; (ii) Eligible Class 7 Interest Holders; and (iii) Eligible Class 8 Interest Holders, each as defined in the Plan (Collectively, the "Eligible Subscribers") have the right to participate in the Subscription Offering. Each Eligible Subscriber's right to purchase Grant Common Stock is nontransferable, will not be evidenced by certificates, and will expire on the expiration date set forth below. Because Elliott and certain of its affiliates, as interest holders under the Plan, were entitled to purchase 1,356,231 shares of Grant Common Stock in an offering by the Company, the Principal Stockholders are offering the balance of such shares of Grant Common Stock to the Eligible Subscribers pursuant to the Subscription Offering. The Company has registered the shares of Grant Common Stock with the Commission pursuant to the Subscription Offering. The registration statement became effective on July 7, 1998, and rights to subscribe for shares of Common Stock pursuant to the Subscription Offering will expire if not exercised on or prior to 5:00 p.m., Central, on Monday, August 24, 1998.

(10) SUBSEQUENT EVENTS

     In a transaction completed on July 29, 1998, and effective June 30, 1998, Grant, through a wholly owned subsidiary, purchased the outstanding partnership interest in Interactive Seismic Imaging ("ISI"), a seismic data processing company, for $3.6 million in cash. Grant had been a 10% owner of ISI since its formation in 1994. ISI currently provides seismic data processing services through offices located in Midland and Dallas, Texas. Grant expects to expand ISI's capabilities through the establishment of a third processing center to be located at Grant's Houston offices.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Grant was formed in September 1997, and on September 30, 1997, acquired substantially all of the assets and assumed certain liabilities of GGI Liquidating Corporation ("GGI"). On December 23, 1997, Grant, through a wholly owned Canadian subsidiary, acquired all of the outstanding shares of Solid State Geophysical Inc. ("Solid State").

     The Company's business activities involve the performance of land and transition zone seismic data acquisition and data processing services in selected markets worldwide, including the United States, Canada, Latin America and the Far East. The Company generally acquires seismic data on an exclusive contract basis for oil and gas companies on (i) a turnkey basis, which provides a fixed fee for each project, (ii) a term basis, which provides for a periodic fee during the term of the project or (iii) a cost-plus basis, which provides that the costs of a project, plus a percentage fee, are borne by the customer. In addition, the Company acquires and owns certain multi-client seismic data that is marketed broadly on a non-exclusive basis to oil and gas companies. As of August 6, 1998, the Company was operating or mobilizing 18 seismic data acquisition crews, consisting of 14 land and four transition zone crews, utilizing approximately 37,000 seismic recording channels. According to industry sources, as of August 6, 1998, the Company is the third largest land seismic data acquisition company operating in the western hemisphere, based on the number of seismic data acquisition crews in operation.

     On July 29, 1998, Grant, through a wholly owned subsidiary, purchased, effective June 30, 1998, the outstanding partnership interest in Interactive Seismic Imaging ("ISI"), a seismic data processing company, for $3.6 million in cash. Grant had been a 10% owner of ISI since its formation in 1994. ISI currently provides seismic data processing services through offices located in Midland and Dallas, Texas. Grant expects to expand ISI's capabilities through the establishment of a third processing center to be located at Grant's Houston offices. Grant believes that the purchase of ISI will complement its existing services and thereby improve its competitive position with existing and potential customers.

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

     The historical results of operations of the Company for the three and six months ended June 30, 1998 are not directly comparable to the results of operations of GGI for the three and six months ended June 30, 1997 due to the effects of the acquisition of Solid State.

RESULTS OF OPERATIONS

THE COMPANY'S THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH GGI'S THREE MONTHS ENDED JUNE 30, 1997

     Revenues. Consolidated revenue increased $11.6 million, or 31%, from $36.9 million for GGI for the three months ended June 30, 1997 to $48.5 million in revenue for the Company for the three months ended June 30, 1998. This increase was the result of growth in revenues in the southern United States, the Far East and the inclusion of Solid State's results of operation. This increase was partially offset by a decrease in revenues from Latin America. In the aggregate, Solid State's operations added $7.8 million to revenue for the second quarter of 1998.

     Revenues from the southern United States data acquisition operations increased $7.3 million, or 49%, from $15.0 million for GGI for the quarter ended June 30, 1997 to $22.3 million for the Company for the quarter ended June 30, 1998. This increase was attributable to increased crew productivity as a result of a higher channel count per crew, a more efficient use of both equipment and personnel throughout the region and the addition of one Solid State crew for the entire second quarter of 1998. The Company and GGI operated six seismic data acquisition crews continuously in the southern United States during the three months ended June 30, 1997 and 1998.

     Revenues from the Far East increased $7.9 million, or 263%, from $3.0 million for GGI for the second quarter of 1997 to $10.9 million for the Company for the second quarter of 1998. During the second quarter of 1997, GGI's Far East operations consisted of one land crew and one transition zone crew operating in Bangladesh. During the second quarter of 1998, the Company operated as many as five crews in the region; three crews in Bangladesh and two crews in Indonesia.

     Revenues from Latin America decreased $6.8 million, or 36%, from $18.8 million for GGI for the quarter ended June 30, 1997 to $12.0 million for the Company for the quarter ended June 30, 1998. During the second quarter of 1997, GGI's Latin American operations consisted of as many as five land seismic data acquisition crews operating in Colombia, Ecuador and Brazil. During the second quarter of 1998, the Company operated as many as five seismic crews in the region, in Colombia, Bolivia, Guatemala and Ecuador. The decrease in revenue between the two periods was due in part to exceptionally high production that was achieved by the crews operating in Colombia and Ecuador during in the second quarter of 1997. During the second quarter of 1998 only one crew operated for the entire quarter in Colombia while the other Colombian and Ecuadorian crews were either completing or in transition between projects. In addition the Brazilian crew, which had been in operation since March 1995, completed operations in early April 1998. The Brazilian equipment is currently being mobilized into Guatemala for a project commencing in the third quarter of 1998. The Company began operations in Guatemala in September 1997 and acquired the Bolivian operations in the Solid State acquisition in December 1997.

     Revenues from Canada and the northern United States data acquisition operations were $3.3 million for the Company's quarter ended June 30, 1998 compared to zero for GGI for the same period in 1997. The Canadian seismic business is seasonal with most of the crew activity occurring during the months of October through March. The Company completed the seasonal operations of four crews on April 1, 1998. Traditionally during the spring and summer months, when seismic activity decreases in Canada, the Company (through Solid State) markets its services to oil and gas companies in both Canada and the northern United States. The Company operated as many as four land seismic crews in the region during the second quarter of 1998. Two crews operated in Canada and two in the northern United States. GGI had no operations in Canada or the northern United States during the same period in 1997.

     Expenses. Operating expenses of the Company as a percentage of revenues decreased to 72% for the three months ended June 30, 1998 from 77% for GGI for the three months ended June 30, 1997. This percentage decrease can be attributed to overall improved operating efficiency. Operating expenses during the second quarter of 1998 increased $6.5 million to $34.8 million for the Company compared to $28.3 million for GGI's same period ended June 30, 1997. This increase is a result of the revenue increases experienced in the United States, the Far East and Canada which were partially offset by a revenue decrease in Latin America.

     Other operating expenses increased $1.8 million, or 86%, to $3.9 million for the Company for the quarter ended June 30, 1998 from $2.1 million for GGI for the quarter ended June 30, 1997. Other operating expenses also increased as a percentage of revenue to 8% in second quarter of 1998 from 5% in same period in 1997. The primary reason for the increase is the inclusion of Solid State expenses. In addition, the Company has incurred costs for the development of new markets and increased reserves for incentive, performance bonuses and provisions for doubtful accounts.

     Depreciation and amortization increased $1.9 million, or 63% to $4.9 million for the Company for the quarter ended June 30, 1998 from $3.0 million for GGI for the quarter ended June 30, 1997. This increase is primarily attributable to $1.2 million in depreciation on the acquired Solid State assets and amortization of goodwill of $366,000, neither of which was incurred by GGI during the second quarter of 1997. Also contributing to the increase was depreciation on new assets purchased by the Company during the quarters ending December 31, 1997, March 31, 1998 and June 30, 1998.

     Other Income (Deductions). Interest expense, net, increased $1.2 million, or 109%, to $2.3 million for the Company for the quarter ended June 30, 1998 from $1.1 million for GGI for the quarter ended June 30, 1997. This increase was the result of the increase in debt resulting from the sale on February 18, 1998 of $100 million of 9 3/4% senior notes due 2008. Proceeds from the sale were used to retire substantially all of the Company's outstanding indebtedness, to fund capital expenditures and provide working capital.

     Reorganization costs of $787,000 for the quarter ended June 30, 1997 related to charges incurred in connection with GGI's reorganization, which began in December 1996 and was completed in September 1997. The Company incurred no reorganization charges in the three months ended June 30, 1998 and none are expected to be incurred in the future.

     Tax Provision. The income tax provision in both periods consisted of income taxes in foreign countries. This includes provisions for taxes in Colombia, Ecuador, Guatemala, Bangladesh and Indonesia. No provision for United States federal income tax was made by GGI, and the Company, with respect to the United States and Canada, for either period as each had net loss carryforwards available.


THE COMPANY'S SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH GGI'S SIX MONTHS ENDED JUNE 30, 1997

     Revenues. Consolidated revenue increased $29.2 million, or 43%, from $67.2 million for GGI for the six months ended June 30, 1997 to $96.4 million in revenue for the Company for the six months ended June 30, 1998. This increase was the result of growth in revenues in the southern United States, the Far East and the inclusion of Solid State's results of operation. This increase was partially offset by a reduction in revenues from Latin America. In the aggregate, Solid State's operations added $21.9 million to revenue for the first and second quarters of 1998.

     Revenues from the southern United States data acquisition operations increased $11.1 million, or 43%, from $25.7 million for GGI for the six months ended June 30, 1997 to $36.8 million for the Company for the six months ended June 30, 1998. This increase was attributable to the addition of one Solid State crew for the entire first six months of 1998, the addition of a new and more efficient recording system, a higher channel count per crew resulting in increased productivity and increased revenue from a cost-plus transition zone crew operating in Louisiana. The Company and GGI operated six seismic data acquisition crews continuously in the southern United States during the six months ended June 30, 1997 and 1998.

     Revenues from the Far East increased $10.8 million, or 197%, from $5.5 million for GGI for the six months ended June 30, 1997 to $16.4 million for the Company for the six months ended June 30, 1998. During the first six months of 1997 GGI's Far East operations consisted of two crews in Bangladesh. One land crew operated for the entire period and one transition zone crew mobilized and began operations in March 1997. This is compared to a total of five crews that have operated during the first six months of 1998. In addition to the two Bangladesh crews discussed above that operated for the entire period, during the first quarter of 1998 the Company mobilized and is now operating two crews in Indonesia. The fifth crew was a small shallow water transition zone crew that operated for a three-month period in Bangladesh.

     Revenues from Latin America decreased $4.2 million, or 12%, from $35.9 million for GGI for the six months ended June 30, 1997 to $31.7 million for the Company for the six months ended June 30, 1998. During the first six months of 1997, GGI's Latin American operations consisted of as many as six land seismic data acquisition crews operating in Colombia, Ecuador, Brazil and Peru. GGI completed operations in Peru and withdrew in January 1997. During the first six months of 1998, the Company operated as many as seven seismic crews in the region, in Colombia, Bolivia, Brazil, Guatemala and Ecuador. The decrease in revenue between the two periods was due in part to exceptionally high production that was achieved by the crews operating in Colombia and Ecuador during the second quarter of 1997. During the six months ended June 30, 1998 the Company continued to operate crews in Colombia and Ecuador during most of the period but achieved lower revenue due primarily to transitioning between contracts. In addition the Brazilian crew, which had been in operation since March 1995, completed operations in early April 1998. The Brazilian equipment is currently being mobilized into Guatemala for a project commencing in the third quarter of 1998. The Company began operations in Guatemala in September 1997 and acquired the Bolivian operations in the Solid State acquisition in December 1997. At June 30, 1998 the Company operated four crews in Latin America; one each in Colombia, Ecuador, Guatemala and Bolivia.

     Revenues from Canada and the northern United States data acquisition operations were $11.3 million for the Company's six months ended June 30, 1998 compared to zero for GGI for the same period in 1997. The Canadian seismic business is seasonal with most of the crew activity occurring during the months of October through March. Traditionally during the spring and summer months, when seismic activity decreases in Canada, the Company

(through Solid State) markets its services to oil and gas companies in both Canada and in the northern United States. The Company operated as many as six land seismic crews in Canada during the first three months of 1998. On or about April 1, 1998 four of these crews completed operations in Canada. During the second quarter of 1998 two crews operated in Canada and two in the northern United States. GGI had no operations in Canada or the northern United States during the same period in 1997.

     Expenses. Operating expenses of the Company as a percentage of revenues decreased to 72% for the six months ended June 30, 1998 from 77% for GGI for the six months ended June 30, 1997. This percentage decrease can be attributed to overall improved operating efficiency. Operating expenses during the six months ended of 1998 increased $17.7 million to $69.5 million for the Company compared to $51.8 million for GGI's same period ended June 30, 1997. This increase is a result of the revenue increases experienced in the United States, the Far East and Canada partially offset by a revenue decrease in Latin America which have previously been discussed.

     Other operating expenses increased $3.5 million, or 83%, to $7.7 million for the Company for the six months ended June 30, 1998 from $4.2 million for GGI for the six months ended June 30, 1997. Other operating expenses also increased as a percentage of revenue to 8% in second quarter of 1998 from 6% in same period in 1997. The primary reason for the increase is the inclusion of Solid State's expenses. In addition, the Company has incurred costs for the development of new markets, increased reserves for incentive, performance bonuses and increased provision for doubtful accounts.

     Depreciation and amortization increased $4.6 million, or 82% to $10.2 million for the Company for the six months ended June 30, 1998 from $5.6 million for GGI for the six months ended June 30, 1997. This increase is primarily attributable to $2.5 in depreciation on the acquired Solid State assets and amortization of goodwill of $732,000, neither of which was incurred by GGI during the six months ended June 30, 1997. Also contributing to the increase was depreciation on new assets purchased by the Company during the quarters ending December 31, 1997, March 31, 1998 and June 30, 1998.

     Other Income (Deductions). Interest expense, net, increased $1.8 million, or 72%, to $4.3 million for the Company for the six months ended June 30, 1998 from $2.5 million for GGI for the six months ended June 30, 1997. This increase was the result of interest on debt both incurred and assumed by the company as a result of the Solid State acquisition and from the sale on February 18, 1998 of $100 million of 9 3/4% senior notes due 2008. Proceeds from the sale were used to retire substantially all of the Company's outstanding indebtedness, to fund capital expenditures and provide working capital.

     Reorganization costs of $1.8 million for the six months ended June 30, 1997 related to charges incurred in connection with GGI's reorganization, which began in December 1996 and was completed in September 1997. The Company incurred no reorganization charges in the six months ended June 30, 1998 and none are expected to be incurred in the future.

     Tax Provision. The income tax provision for the Company and GGI consisted of income taxes in foreign countries. This includes provisions for taxes in Colombia, Ecuador, Guatemala, Bangladesh and Indonesia. No provision for United States federal income tax was made by GGI, and the Company, with respect to the United States and Canada, for either period as each had net loss carryforwards available.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's internal sources of liquidity are its cash balances (approximately $6.5 million at August 6, 1998) and cash flow from operations. External sources include the unutilized portion ($15.0 million at August 6, 1998) of a credit facility entered into with Elliott on October 1, 1997, as amended (the "Credit Facility"), equipment financing and trade credit. The Credit Facility contains a $15 million revolving credit facility, which currently provides for borrowings at an interest rate per annum of the prime rate plus 2%, secured by liens on substantially all of the assets of the Company and certain of its subsidiaries. The Company periodically enters into equipment financing agreements with sellers of seismic data acquisition equipment to pay all or a portion of the purchase price of such equipment and regularly utilizes normal trade credit in connection with certain of its purchases of goods and services to support its ongoing field crew activities.

     On February 18, 1998, the Company issued $100 million aggregate principal amount of 9 3/4% Senior Notes due 2008 (the "Notes"). The Notes bear interest at 9 3/4% per annum and were sold at a discount to yield 9 7/8% per annum. The net proceeds from the sale of the Notes were used to retire substantially all of Grant's then outstanding indebtedness, purchase certain leased equipment and provide for working capital. In connection with the sale of the Notes, the Company entered into a Registration Rights Agreement pursuant to which the Company agreed to file with the Commission an Exchange Offer Registration Statement (the "Registration Statement"). The Registration Statement was filed on March 24, 1998, amended on May 8, 1998 and became effective on May 13, 1998.

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

     On June 5, 1998 the Company redeemed 10,000 shares of the cumulative pay-in-kind preferred stock, par value $.001 per share ("Preferred Stock"), held by Westgate, representing all of the outstanding shares of Preferred Stock, in the aggregate amount of $10.7 million, representing the liquidation amount of such shares of Preferred Stock, together with all accumulated, accrued and unpaid dividends. Upon redemption the Preferred Shares were canceled, retired and eliminated from the shares that the Company is authorized to issue. In conjunction with the redemption Elliott agreed to amend the Credit Facility to increase the maximum borrowing capacity from $5 million to $15 million and to extend the term of the facility from March 31, 1999 to March 31, 2000.

     At August 6, 1998, the Company's total indebtedness was approximately $106.8 million (including approximately $300,000 under letters of credit). Included in the total indebtedness is an equipment financing agreement dated July 2, 1998 with an equipment manufacturer for $3.2 million and a premium financing agreement dated August 2, 1998 for $1.2 million to finance the purchase of the Company's annual insurance policies. The Company's total indebtedness is comprised of $99.3 million aggregate principal amount of the Notes and $6.0 million of combined loans and capitalized leases incurred for the purpose of financing capital expenditures and $1.2 million to finance the purchase of annual insurance policies and $300,000 under letters of credit.

     The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, make principal and interest payments required by the terms of its indebtedness and fund expenses associated with the implementation of its business strategy. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations. These operations accounted for 54% and 62% of total revenues for the three and six months ended June 30, 1998.

     Capital expenditures are made by the Company primarily to purchase seismic data acquisition equipment. The Company made approximately $12.4 million of capital expenditures during the fourth quarter of 1997 and budgeted approximately $21 million of capital expenditures in 1998 to upgrade and expand its seismic data acquisition capability and equipment. Capital expenditures for the six months ended June 30, 1998 were $12.2 million.

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

     The Company's operating results were negatively impacted by foreign exchange losses of approximately $247,000 and $473,000 during the three and six months ended June 30, 1998, respectively.

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

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which will supersede the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement addresses disclosures only and will require the Company to provide a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets in addition to disclosures already presented. The Company will be required to implement this statement in 1999.

YEAR 2000 COMPLIANCE

     The Company is completing a formal plan to address Year 2000 issues as they relate to the Company's business and its operations. In accordance with that plan, the Company has evaluated all internal hardware and software used in its operations. The Company will be identifying all external relationships and mailing each entity an internally prepared questionnaire addressing their state of readiness regarding Year 2000 issues. The Company is preparing a replacement schedule for hardware and software that is not Year 2000 compliant that has been identified to date. In addition, the Company is preparing a contingency plan to address any unidentified internal or external hardware and software that is not Year 2000 compliant. The Company estimates that it will complete its plan, including remedial actions, by the end of 1999 and is not aware of any material contingencies or costs that will be incurred in order to be Year 2000 compliant.

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

                  On April 28, 1998, Elliott and Westgate, being all of the holders of the Common and Preferred Stocks, and pursuant to a written consent without a meeting, approved a Consulting Agreement of that date between the Company and its Chairman, Donald W. Wilson.

                  On June 5, 1998, Elliott and Westgate, being all of the holders of the Common Stock, and pursuant to a written consent without a meeting, approved an amendment to Article FOURTH of the Company's Restated Articles of Incorporation removing the wording authorizing the issuance of the Preferred Stock.

                  On June 22, 1998, Elliott and Westgate, being all of the holders of the Common Stock, and pursuant to a written consent without a meeting, approved an increase of the number of shares of Common Stock available under the Incentive Plan to 1,900,000.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Exhibits

                     Exhibit No.

                      27.01 - Financial data schedule.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the six months ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13 day of August, 1998.

                                                GRANT GEOPHYSICAL, INC.
                                                       (REGISTRANT)


                                             By  /s/  Larry E. Lenig, Jr.
                                               --------------------------------
                                                      Larry E. Lenig, Jr.
                                                    Chief Operating Officer,
                                                             President
                                                  (Principal Executive Officer)


                                             By  /s/   Michael P. Keirnan
                                               --------------------------------
                                                       Michael P. Keirnan
                                                    Chief Financial Officer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              EXHIBIT
-------             -------
  27        Financial data schedule