Form 10-Q
period 1998-09-30
GRANT GEOPHYSICAL INC
filed 1998-11-16
CIK 866722

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -----------------------------------


(MARK ONE)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1998

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

       As of November 13, 1998, 14,426,055 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public purchase market for shares of Grant Geophysical common stock.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                                PAGE(S)
                                                                                                               -------
PART I.    FINANCIAL INFORMATION

    Item 1.  Financial Statements

       Consolidated Balance Sheets of Grant Geophysical, Inc. ("Grant" or the "Company") as of
         September 30, 1998 (Unaudited) and December 31, 1997...................................................    3

       Consolidated Statements of Operations:
         Grant Geophysical, Inc. for the Three and Nine Months Ended September 30, 1998 (Unaudited) ............    5
         GGI Liquidating Corporation ("GGI") for the Three Months Ended September 30, 1997
           (Unaudited) and the Nine Months Ended September 30, 1997...........................................      5

       Consolidated Statements of Cash Flows:
         Grant Geophysical, Inc. for the Nine Months Ended September 30, 1998 (Unaudited).......................    6
         GGI Liquidating Corporation for the Nine Months Ended September 30, 1997...............................    6

       Notes to Consolidated Financial Statements (Unaudited)...................................................    8

    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations............................................................   13

PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders................................................   21
    Item 6.  Exhibits and Reports on Form 8-K...................................................................   21
SIGNATURES......................................................................................................   22

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                      DECEMBER 31,       SEPTEMBER 30,
                                                                          1997               1998
                                                                     --------------     --------------
                                                                                          (UNAUDITED)
                           ASSETS

Current assets:
    Cash and cash equivalents                                        $        7,093     $        5,974
    Restricted cash                                                             321                 95
    Accounts receivable:
       Trade (net of allowance for doubtful accounts of $158
            and $677 at December 31, 1997 and September 30, 1998,
            respectively)                                                    29,495             42,245
       Other                                                                  2,487              1,890
    Inventories                                                                 530                532
    Prepaids                                                                  4,190              5,855
    Work in process                                                           2,779              4,753
                                                                     --------------     --------------
       Total current assets                                                  46,895             61,344

Property, plant and equipment                                                73,002             92,610
Accumulated depreciation                                                     (8,498)           (22,873)
                                                                     --------------     --------------
       Net property, plant and equipment                                     64,504             69,737

Multi-client data, net                                                        5,736              8,454
Goodwill, net                                                                36,304             36,978
Deferred issue costs, net                                                      --                4,366
Other assets                                                                  2,265              2,964
                                                                     --------------     --------------
       Total assets                                                  $      155,704     $      183,843
                                                                     ==============     ==============



                                                        (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                               DECEMBER 31,       SEPTEMBER 30,
                                                                   1997               1998
                                                              --------------     --------------
                                                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current maturities of long-term debt    $        1,158     $        2,865
    Accounts payable                                                  16,422             21,132
    Accrued expenses                                                  10,318             10,245
    Foreign income taxes payable                                       2,807              4,155
                                                              --------------     --------------
      Total current liabilities                                       30,705             38,397

Long-term debt and capital lease obligations                          65,409            107,575
Unearned revenue                                                       5,443              3,157
Other liabilities and deferred credits                                 2,369              3,182
Subordinated note                                                      9,786               --

Stockholders' equity:
    Cumulative pay-in-kind preferred stock, $.001 par
       value.  Authorized 20,000, issued and outstanding
       10,000 shares at December 31, 1997.  Authorized,
       issued and outstanding zero at September 30, 1998              10,000               --
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued and outstanding
       14,152,555 shares at December 31, 1997 and
       14,426,055 at September 30, 1998                                   14                 14
    Additional paid-in capital                                        41,278             41,083
    Accumulated deficit                                               (8,833)            (7,462)
    Accumulated other comprehensive loss                                (467)            (2,103)
                                                              --------------     --------------
      Total stockholders' equity                                      41,992             31,532
                                                              --------------     --------------

           Total liabilities and stockholders' equity         $      155,704     $      183,843
                                                              ==============     ==============


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          GGI              GRANT              GGI               GRANT
                                      THREE MONTHS      THREE MONTHS      NINE MONTHS        NINE MONTHS
                                          ENDED             ENDED             ENDED             ENDED
                                      SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                          1997              1998              1997              1998
                                      -------------  |   -------------     -------------  |   -------------
                                       (UNAUDITED)   |    (UNAUDITED)                     |     (UNAUDITED)
                                                     |                                    |
                                                     |                                    |
Revenues                              $      25,536  |   $      50,995     $      92,705  |  $      147,357
                                                     |                                    |
Expenses:                                            |                                    |
   Direct operating expenses                 19,186  |          37,913            71,006  |         107,445
   Other operating expenses                   2,315  |           3,725             6,473  |          11,409
   Depreciation and amortization              2,843  |           5,872             8,432  |          16,087
                                      -------------  |   -------------     -------------  |   -------------
     Total costs and expense                 24,344  |          47,510            85,911  |         134,941
                                      -------------  |   -------------     -------------  |   -------------
                                                     |                                    |
      Operating income                        1,192  |           3,485             6,794  |          12,416
                                                     |                                    |
Other income (deductions):                           |                                    |
   Interest expense                          (1,334) |          (2,735)           (4,037) |          (7,528)
   Interest income                               79  |             219               279  |             708
   Reorganization costs                      (1,763) |            --              (3,543) |            --
   Other                                      2,051  |            (102)            2,266  |            (283)
                                      -------------  |   -------------     -------------  |   -------------
      Total other deductions                   (967) |          (2,618)           (5,035) |          (7,103)
                                      -------------  |   -------------     -------------  |   -------------
                                                     |                                    |
      Income before taxes                       225  |             867             1,759  |           5,313
                                                     |                                    |
Income tax expense                              513  |             710             2,184  |           3,218
                                      -------------  |   -------------     -------------  |   -------------
                                                     |                                    |
      Net income (loss)                        (288) |             157              (425) |           2,095
                                                     |                                    |
Preferred dividends                            --    |            --                --    |             440
                                      -------------  |   -------------     -------------  |   -------------
                                                     |                                    |
      Net income (loss) applicable                   |                                    |
          to common stock                      (288) |             157              (425) |           1,655
                                      =============  |   =============     =============  |   =============
                                                     |                                    |
INCOME PER COMMON SHARE - BASIC                      |                                    |
   AND DILUTED:                                      |                                    |
                                                     |                                    |
Net income                                           |   $        .01                     |   $        0.15
Dividend requirement on pay-in-kind                  |                                    |
   preferred stock                                   |             --                     |           (0.03)
                                                     |   ------------                     |   -------------
                                                     |                                    |
Net income per common share                          |   $        .01                     |   $        0.12
                                                     |   ============                     |   =============



          See accompanying Notes to Consolidated Financial Statements.

                     GRANT GEOPHYSICAL, INC AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                  GGI                 GRANT
                                                                           NINE MONTHS ENDED      NINE MONTHS ENDED
                                                                          SEPTEMBER 30, 1997     SEPTEMBER 30, 1998
                                                                          ------------------  |   ------------------
                                                                                              |       (UNAUDITED)
                                                                                              |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         |
   NET INCOME (LOSS) BEFORE DIVIDEND REQUIREMENT                               $        (425) |   $       2,095
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED                   |
     IN) OPERATING ACTIVITIES:                                                                |
     Depreciation and amortization expense                                             8,432  |          16,087
     Loss (gain) on sale of fixed assets                                                  39  |            (120)
     Provision for doubtful accounts                                                    --    |             450
     Exchange loss                                                                        98  |             679
     Other non-cash items                                                                225  |              48
CHANGES IN ASSETS AND LIABILITIES:                                                            |
   (INCREASE) DECREASE IN:                                                                    |
     Accounts receivable                                                               2,375  |         (12,239)
     Inventories                                                                         (27) |              (2)
     Multi-client data                                                                  --    |          (2,848)
     Prepaids                                                                           (538) |            (479)
     Work in process                                                                    (268) |          (1,974)
     Other assets                                                                     (1,031) |          (1,168)
   INCREASE (DECREASE) IN:                                                                    |
     Accounts payable                                                                  3,143  |           4,667
     Accrued expenses                                                                    830  |            (109)
     Foreign income tax payable                                                        1,767  |           1,348
     Other liabilities and deferred credits                                           (2,320) |          (1,235)
CHANGE IN PRE-PETITION LIABILITIES SUBJECT TO CHAPTER 11 CASE:                                |
     Accounts payable                                                                 (2,226) |            --
     Accrued expenses                                                                 (1,732) |            --
     Foreign income tax payable                                                         (194) |            --
     Other liabilities and deferred credits                                           (3,622) |            --
                                                                               -------------  |   -------------
                                                                                              |
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                     4,526  |           5,200
                                                                                              |
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:                                        |
     Capital expenditures, net                                                        (6,751) |         (18,031)
     Proceeds from sale of assets                                                         20  |             649
     Acquisition of Interactive Seismic Imaging                                         --    |          (2,988)
     Restricted cash                                                                    --    |             226
                                                                               -------------  |   -------------
                                                                                              |
         NET CASH USED IN INVESTING ACTIVITIES                                        (6,731) |         (20,144)


                                                        (Continued on next page)

                     GRANT GEOPHYSICAL, INC AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                    GGI                GRANT
                                                               NINE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1997   SEPTEMBER 30, 1998
                                                              ------------------ | ------------------
                                                                                 |     (UNAUDITED)
                                                                                 |
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:                           |
       Debt issue costs                                                 --       |        (4,597)
       Common stock issue costs                                         --       |          (195)
       Redemption of preferred stock                                    --       |       (10,000)
       Dividends paid                                                   --       |          (723)
       Borrowings made during the period                               4,207     |       105,020
       Repayment on borrowings during the period                      (1,838)    |       (75,249)
       Pre-petition liabilities subject to chapter 11 case:                      |
       Borrowings under credit facility                               49,385     |          --
       Repayment on borrowings                                       (50,465)    |          --
                                                               -------------     | -------------
                                                                                 |
           NET CASH PROVIDED BY  FINANCING ACTIVITIES                  1,289     |        14,256
                                                               -------------     | -------------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (238)    |          (431)
                                                               -------------     | -------------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                           (1,154)    |        (1,119)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     6,772     |         7,093
                                                               -------------     | -------------
                                                                                 |
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $       5,618     | $       5,974
                                                               =============     | =============



          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 (1) BASIS OF PRESENTATION

     Effective September 30, 1997, in connection with a plan of reorganization (the "Plan") for GGI Liquidating Corporation, ("GGI"), Grant Geophysical, Inc. ("Grant" or the "Company") acquired substantially all of the assets and assumed certain liabilities of GGI. Elliott Associates L.P. ("Elliott") and Westgate International, L.P. ("Westgate") (collectively known as "the Principal Stockholders") own 85.4% of the issued and outstanding common stock, $.001 par value ("Grant Common Stock") of Grant. The general partners of Elliott are Paul
E. Singer and Braxton Associates, L.P. The general partner of Westgate is Hambledon, Inc., a corporation controlled by Braxton Associates, L.P. Elliott and Westgate are each managed by Stonington Management Corporation, a corporation controlled by Mr. Singer. For financial statement purposes, the purchase of GGI's assets by Grant was accounted for as a purchase acquisition. The purchase price was allocated between the fair value of the GGI assets purchased and liabilities assumed, and Grant recorded goodwill of approximately $21.3 million. The effects of the acquisition have been reflected in Grant's assets and liabilities at that date.

     At September 30, 1997, Elliott held 5,888,565 shares or 40.7% and Westgate held 3,291,544 shares, or 23.3% of the outstanding common shares of Solid State Geophysical Inc. ("Solid State Stock"). As of September 30, 1997, Elliott and Westgate combined owned a controlling interest in both Solid State Geophysical Inc. ("Solid State") and Grant. As a result, as of that date, Elliott and Westgate were deemed to have transferred their ownership in Solid State to Grant in exchange for 4,590,055 shares of Grant Common Stock. This transaction was accounted for as an exchange of ownership interests between entities under common control and the assets and liabilities transferred were accounted for at historical cost in a manner similar to a pooling-of-interests. In November 1997, Grant initiated a tender offer (the "Tender Offer') for all of the outstanding shares of Solid State Stock not held by Grant. In connection with the Tender Offer, Elliott and Westgate transferred their ownership in Solid State to Grant in exchange for an aggregate 4,652,555 shares of Grant Common Stock and agreed to loan Grant $15.8 million to pay for shares tendered in the Tender Offer and costs incurred in connection with such Tender Offer. Upon the expiration of the Tender Offer on December 19, 1997, Grant held approximately 99% of the outstanding shares of Solid State Stock. On December 23, 1997, because Grant acquired over 90% of the outstanding shares of Solid State Stock that it did not already own, Grant qualified to exercise its statutory right under Canadian law to acquire the remaining shares of Solid State Stock on the same terms and at the same price as the Tender Offer. On December 23, 1997 after these statutory rights were exercised, Solid State became an indirect wholly owned subsidiary of Grant. The acquisition of the unaffiliated minority interest under the Tender Offer was accounted for under the purchase method of accounting at the date of acceptance. Grant recorded goodwill of approximately $15.3 million in connection with the acquisition of the unaffiliated minority interest.

     On July 29, 1998, Grant, through a wholly owned subsidiary, purchased, effective July 1, 1998, the outstanding partnership interest in Interactive Seismic Imaging ("ISI"), a seismic data processing company, for $3.6 million in cash. Grant had been a 10% owner of ISI since its formation in 1994 and will integrate the ISI operation into its domestic operational entity.

     As a result, Grant's consolidated balance sheet as of December 31, 1997 and September 30, 1998 and statement of operations and cash flows for the three and nine months ended September 30, 1998 are presented using Grant's new basis of accounting, while the consolidated statements of operations and cash flows of GGI for the three and nine months ended September 30, 1997 are presented using GGI's historical cost basis of accounting.

     Grant is a holding company with no independent operations other than its investments in its subsidiaries. Grant Geophysical Corp., Grant Geophysical do Brasil Ltda., Grant Geophysical (Int'l), Inc., P.T. Grant Geophysical Indonesia, Recursos Energeticos Ltda., Advanced Seismic Technology, Inc., Solid State Geophysical Inc., Solid State Internacional Ingenieria C.A., Solid State Geophysical Corp., and SSGI Acquisition Corp. (the "Subsidiary Guarantors") represent all of the indirect and direct wholly owned subsidiaries of Grant. Grant conducts all of its operations through its subsidiaries. The Notes (see
Note 3) are fully, unconditionally, jointly and severally guaranteed by the Subsidiary Guarantors, and therefore, separate financial statements of the Subsidiary Guarantors will not be presented. Management has determined that the information presented by such separate financial statements of the Subsidiary Guarantors is not material to investors.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The balance sheet of Grant as of September 30, 1998 and the related statements of operations and cash flows for the three and nine months ended September 30, 1998 and GGI's statements of operations for the three months ended September 30, 1997 are unaudited. GGI's statement of operations and cash flows for the nine months ended September 30, 1997 are audited. In the opinion of management, the accompanying unaudited condensed financial statements of Grant and its consolidated subsidiaries contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998. The consolidated financial statements of both Grant and GGI should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1997, included in the Company's Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

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

     Basic income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period without any dilutive effects considered. Diluted income (loss) per common share reflects dilution for all potentially dilutive securities including warrants, stock options and convertible securities. The income (loss) is adjusted for by cumulative preferred stock dividends in calculating net income (loss) attributable to the common shareholder.

(3)  NOTES PAYABLE

     On February 18, 1998, Grant completed the sale of $100 million aggregate principal amount of its 9 3/4% Senior Notes, due 2008 (the "Notes"). The Notes bear interest from February 18, 1998, at the rate per annum set forth above payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1998 in the amount of $4.8 million. The net proceeds from the sale of the Notes were approximately $95.2 million after deducting the discount on the sale and certain other fees and expenses. Grant used the proceeds to repay approximately $74.5 million (approximately $73.0 million in principal and $1.5 million in interest) of the outstanding balance of debt and interest existing at December 31, 1997.

     In connection with the sale of the Notes, the Company entered into a Registration Rights Agreement pursuant to which the Company agreed to file with the Commission an Exchange Offer Registration Statement (the "Registration Statement"). The Registration Statement was filed on March 24, 1998, amended on May 8, 1998 and became effective on May 13, 1998.

     In connection with the redemption of the cumulative pay-in-kind preferred stock, par value $.001 per share ("Preferred Stock") (see Note 8), held by Westgate, on June 5, 1998, Elliott agreed to amend the Credit Facility to increase the maximum borrowing capacity from $5 million to $15 million and to extend the term of the facility from March 31, 1999 to March 31, 2000. The current amount outstanding in the facility is $5.5 million.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(4)  EMPLOYEE BENEFIT PLANS

     The 1997 Equity and Performance Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors and approved by Grant's stockholders in December 1997. The Incentive Plan was amended in September 1998 to increase the number of shares reserved for issuance under the Incentive Plan from 1,450,000 shares of Grant Common Stock to 1,900,000 shares of Grant Common Stock. The Incentive Plan provides for the grant to officers (including officers who are also directors), employees, consultants and nonemployee directors of Grant and its subsidiaries, of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), nonstatutory stock options, stock appreciation rights and restricted shares and deferred shares of Grant Common Stock (collectively, the "Awards"). The Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.

     The Incentive Plan is required to be administered by the Board of Directors or by a committee of the Board of Directors consisting of at least two nonemployee directors. The Board of Directors or its designated committee will select the employees and non-employee directors to whom Awards may be granted and the type of Award to be granted and determine, as applicable, the number of shares to be subject to each Award, the exercise price and the vesting. In making such determinations, the Board of Directors or its designated committee will take into account the employee's present and potential contributions to the success of the Company and other relevant factors. As of November 13, 1998, Awards covering 1,611,600 shares have been made by the Board of Directors. The Awards consist of 1,575,600 nonstatutory stock options that will vest annually in equal one-third increments beginning on December 31, 1998. All options have an average exercise price of $5.76 per share (range of $4.75 to $6.84 per share), subject to adjustment in certain circumstances. In addition, 6,000 restricted shares (36,000 total restricted shares) were granted to each non-employee director. One-half (or 3,000) of such shares became unrestricted on August 18, 1998 and the remaining 3,000 will become unrestricted on February 18, 1999, subject to the satisfaction of certain conditions set forth under the Incentive Plan.

(5)  CONTINGENCIES

     Grant is involved in various claims and legal actions arising in the ordinary course of business. Management of Grant is of the opinion that none of the claims and actions are likely to have a material impact on its financial condition.

     On December 11, 1997, certain persons, acting through an "ad hoc" committee (the "Plaintiffs") commenced a lawsuit in the Bankruptcy Court against Grant, GGI, Elliott, Westgate and a subsidiary of Grant. The lawsuit alleged that (i) GGI and Elliott breached their obligations under the Plan by seeking to complete the acquisition of Solid State prior to commencing a subscription offering to purchase Grant Common Stock, (ii) the acquisition of Solid State and the certain related transactions were unfair to the Plaintiffs because they diluted the value of the Common Stock to be issued under such subscription offering and impair Grant's equity value and (iii) the acquisition of Solid State and certain related transactions could and should have been, but were not, adequately disclosed in the disclosure statement filed with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") regarding the Plan. The Plaintiffs had requested (i) compensatory and punitive damages in an unstated amount and (ii) revocation of the Plan.

     In addition, the Plaintiffs sought to enjoin completion of the acquisition of Solid State and certain related transactions pending a trial on the merits. This request for injunctive relief was denied by the Bankruptcy Court on December 16, 1997, and was denied on appeal by the United States District Court for the District of Delaware on December 19, 1997. During the discovery process for the lawsuit, the parties began to discuss a settlement. These discussions led to a settlement of the lawsuit on June 19, 1998 (the "Settlement"). Under the terms of the Settlement, in exchange for a full and complete release of all of the Plaintiffs' claims against Elliott, Westgate, the Company and their respective officers, directors, partners, employees, agents, subsidiaries, affiliates, successors and assigns relating to or arising out of the bankruptcy proceedings of GGI and a dismissal of the lawsuit, Elliott paid the Plaintiffs $150,000 for reimbursement of legal expenses, and permitted the Plaintiffs to purchase Grant Common

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Stock in the subscription offering at a discounted subscription purchase price of $4.75 per share. In addition, Elliott has agreed to indemnify Grant against any liability that they may incur in connection with the lawsuit. Nevertheless, other eligible subscribers in the subscription offering who did not execute a release in connection with the subscription offering could commence other lawsuits related to the Plan, which may not be subject to indemnification by Elliott, and which could have an adverse effect on Grant's business, reputation, operating results and financial condition.

     Grant is also involved in or threatened with various claims and legal actions from time to time arising in the ordinary course of business. Management of the Company does not believe that any liabilities resulting from any such current proceedings will have a material adverse effect on its consolidated operations or financial position.


(6)  SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Non-cash investing and financing activities consisted of the following (amounts in thousands):


                                                                   GGI                GRANT
                                                                NINE MONTHS        NINE MONTHS
                                                                   ENDED              ENDED
                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                    1997               1998
                                                                -------------  |   -------------
                                                                               |    (UNAUDITED)
                                                                               |
CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:                               |
       Taxes, net of refunds                                    $       2,037  |  $       3,181
       Interest, net of amounts capitalized                             3,742  |          6,490
                                                                               |
NON-CASH INVESTING AND FINANCING ACTIVITIES:                                   |
       Property, plant and equipment debt additions             $       1,483  |  $       3,200
       Debenture conversion                                                80  |           --
       Prepaid insurance debt additions                                  --    |          1,186

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


                                            GGI                 GRANT
                                      NINE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30, 1997   SEPTEMBER 30, 1998
                                      ------------------ | ------------------
                                         (UNAUDITED)     |    (UNAUDITED)
                                                         |
Net income (loss)                      $         (425)   | $        2,095
Other comprehensive income - (loss)              --      |         (1,636)
                                       --------------    | --------------
                                                         |
Total comprehensive earnings (loss)    $         (425)   | $          459
                                       ==============    | ==============


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

(9)    SUBSCRIPTION OFFERING

       Pursuant to the Plan, the Company was required to conduct a subscription offering (the "Subscription Offering") of 4,750,000 shares of Grant Common Stock to certain holders of claims and other interests under the Plan for an aggregate purchase price of $23,750,000. The Plan provided that (i) Eligible Class 5 Claim Holders; (ii) Eligible Class 7 Interest Holders; and (iii) Eligible Class 8 Interest Holders, each as defined in the Plan (Collectively, the "Eligible Subscribers") could participate in the Subscription Offering. Because Elliott and certain of its affiliates, as interest holders under the Plan, were entitled to purchase 1,356,231 shares of Grant Common Stock in an offering by the Company, the Principal Stockholders offered the balance of such shares of Grant Common Stock to the Eligible Subscribers pursuant to the Subscription Offering. The Company registered the shares of Grant Common Stock with the Commission pursuant to the Subscription Offering. The registration statement became effective on July 7, 1998, and rights to subscribe for shares of Common Stock pursuant to the Subscription Offering expired if not exercised on August 24, 1998. As a result of the Subscription Offering a total of 2,080,722 of shares were subscribed. The total purchase price for these shares received by the Principal Shareholders was approximately $9,918,000.

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

     The Company's business activities involve the performance of land and transition zone seismic data acquisition and data processing services in selected markets worldwide, including the United States, Canada, Latin America and the Far East. The Company generally acquires seismic data on an exclusive contract basis for oil and gas companies on (i) a turnkey basis, which provides a fixed fee for each project, (ii) a term basis, which provides for a periodic fee during the term of the project or (iii) a cost-plus basis, which provides that the costs of a project, plus a percentage fee, are borne by the customer. In addition, the Company acquires and owns certain multi-client seismic data that is marketed broadly on a non-exclusive basis to oil and gas companies. As of November 13, 1998, the Company was operating or mobilizing 16 seismic data acquisition crews, consisting of 13 land and three transition zone crews, utilizing approximately 35,000 seismic recording channels.

     On July 29, 1998, Grant, through a wholly owned subsidiary, purchased, effective July 1, 1998, the outstanding partnership interest in Interactive Seismic Imaging ("ISI"), a seismic data processing company, for $3.6 million in cash. Grant had been a 10% owner of ISI since its formation in 1994 and will integrate the ISI operation into its domestic operational entity. ISI currently provides seismic data processing services through offices located in Midland and Dallas, Texas. Grant is expanding ISI's capabilities through the establishment of a third processing center located at Grant's Houston offices. Grant believes that the purchase of ISI will complement its existing services and thereby improve its competitive position with existing and potential customers.

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

     The historical results of operations of the Company for the three and nine months ended September 30, 1998 are not directly comparable to the results of operations of GGI for the three and nine months ended September 30, 1997 due to the effects of the acquisition of Solid State and ISI.

RESULTS OF OPERATIONS

THE COMPANY'S THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH GGI'S THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues. Consolidated revenue increased $25.5 million, or 100%, from $25.5 million for GGI for the three months ended September 30, 1997 to $51.0 million in revenue for the Company for the three months ended September 30, 1998. This increase was the result of growth in revenues from all operating regions. These include Latin America, the Far East, United States and Canada. The inclusion of Solid State's results of operations also contributed significantly to the revenue increase. In the aggregate, Solid State's operations added $12.6 million to revenue for the third quarter of 1998.

     Revenues from the southern United States data acquisition operations increased $2.5 million, or 16%, from $15.5 million for GGI for the quarter ended September 30, 1997 to $18.0 million for the Company for the quarter ended September 30, 1998. This increase was primarily attributable to the addition of one Solid State crew as well as to increased crew productivity as a result of a higher channel count per crew and a more efficient use of both equipment and personnel throughout the region. The Company and GGI operated six seismic data acquisition crews continuously in the southern United States during the three months ended September 30, 1997 and 1998.

     Revenues from Canada and the northern United States data acquisition operations were $7.6 million for the Company's quarter ended September 30, 1998 compared to zero for GGI for the same period in 1997. The Canadian seismic business is seasonal with the greatest activity occurring during the months of October through March. Typically during the spring and summer months, when seismic activity decreases in Canada, the Company (through Solid State) markets its services to oil and gas companies in both Canada and the northern United States. The Company operated as many as four land seismic crews in the region during the third quarter of 1998. Two crews operated in Canada and two in the northern United States. GGI had no operations in Canada or the northern United States during the same period in 1997.

     The Company's multi-client data acquisition activities in the United States and Canada contributed significantly to the quarter ended September 30, 1998. The Company has completed or is conducting eleven data library projects totaling approximately 1,440 square miles in Texas, California and Canada. At September 30, 1998, 341 square miles had been completed and an additional 404 square miles are scheduled for completion by the end of the year. The remaining 695 miles are to be completed in 1999. Average underwriting on programs completed or in progress is approximately 88%. The Company expects to continue to expand its strategy of building a strong multi-client data library and has identified and is currently evaluating projects totaling an additional 1,000 square miles for possible acquisition in 1999. GGI had no multi-client data activity. Revenues associated with the underwriters' portion of multi-client data programs is recognized as part of the data acquisition revenues discussed above in the South U.S., North U.S. and Canada.

     Revenues from the Far East increased $6.8 million, or 203%, from $3.4 million for GGI for the third quarter of 1997 to $10.2 million for the Company for the third quarter of 1998. During the third quarter of 1997, GGI's Far East operations consisted of one land crew and one transition zone crew operating in Bangladesh. During the third quarter of 1998, the Company operated as many as four crews in the region; two crews in Bangladesh and two crews in Indonesia.

     Revenues from Latin America increased $8.1 million, or 122%, from $6.6 million for GGI for the quarter ended September 30, 1997 to $14.8 million for the Company for the quarter ended September 30, 1998. During the third quarter of 1997, GGI's Latin American operations consisted of three land seismic data acquisition crews operating in Brazil, Ecuador and, beginning in late September 1997, one crew in Guatemala. During the third quarter of 1998, the Company operated as many as five seismic crews in the region, in Bolivia, Colombia, Ecuador and Guatemala. The Brazilian crew completed operations in early April 1998 and the Company acquired the Bolivian operations in the Solid State acquisition in December 1997. As of November 13, 1998 the Company is operating three crews in Latin America: one each in Bolivia, Ecuador and Guatemala. Both the Bolivia and Guatemala projects are expected to be completed during December 1998.

     Revenues from data processing operations were $470,000 for the Company's quarter ended September 30, 1998 compared to zero for GGI for the same period in 1997. The Company's previously discussed purchase of ISI was effective on July 1, 1998. The third quarter revenues were from operations in the Company's Midland and Dallas centers. The new Houston center is expected to be operational in December 1998. GGI had no data processing capabilities.

     Expenses. Operating expenses of the Company as a percentage of revenues decreased to 74% for the three months ended September 30, 1998 from 75% for GGI for the three months ended September 30, 1997. This percentage decrease can be attributed to a continued improvement in operating efficiency most notably in the southern United States. Operating expenses during the third quarter of 1998 increased $18.7 million to $37.9 million for the Company compared to $19.2 million for GGI's same period ended September 30, 1997. This increase is a result of the revenue increases experienced in all the operating areas and revenue increases directly from the acquisition of Solid State.

       Other operating expenses increased $1.4 million, or 61%, to $3.7 million for the Company for the quarter ended September 30, 1998 from $2.3 million for GGI for the quarter ended September 30, 1997. The primary reason for the increase is the inclusion of Solid State expenses. In addition, the Company has incurred costs for the development of new markets and increased reserves for incentive and performance bonuses and provisions for doubtful accounts. Other operating expenses decreased as a percentage of revenue to 7% in third quarter of 1998 from 9% in same period in 1997. This decrease is the result of significant revenue increases in the third quarter 1998 compared to 1997.

     Depreciation and amortization increased $3.0 million, or 107% to $5.9 million for the Company for the quarter ended September 30, 1998 from $2.8 million for GGI for the quarter ended September 30, 1997. This increase is attributable to $2.0 million in depreciation on the acquired Solid State assets and amortization of goodwill of $372,000, neither of which was incurred by GGI during the third quarter of 1997. Also contributing to the increase was depreciation on new assets purchased by the Company during the twelve-month period ended September 30, 1998.

     Other Income (Deductions). Interest expense increased $1.4 million, or 108%, to $2.7 million for the Company for the quarter ended September 30, 1998 from $1.3 million for GGI for the quarter ended September 30, 1997. This increase was the result of the increase in debt resulting from the sale on February 18, 1998 of $100 million of 9 3/4% senior notes due 2008. Proceeds from the sale were used to retire substantially all of the Company's outstanding indebtedness, to fund capital expenditures and provide working capital.

     Reorganization costs of $1.7 million for the quarter ended September 30, 1997 related to charges incurred in connection with GGI's reorganization, which began in December 1996 and was completed in September 1997. The Company incurred no reorganization charges in the three months ended September 30, 1998 and none are expected to be incurred in the future.

     For the three months ended September 30, 1998 the other deductions of $102,000 relate primarily to foreign exchange losses incurred in Canada. In July of 1997 GGI experienced a gain of approximately $2.4 million associated with the receipt of a previously written off account receivable.

     Tax Provision. The income tax provision in both periods consisted of income taxes in foreign countries. This includes provisions for taxes in Colombia, Ecuador, Guatemala, Bangladesh and Indonesia. No provision for United States federal income tax was made by GGI, and the Company, with respect to the United States and Canada, for either period as each had net loss carryforwards available.


THE COMPANY'S NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH GGI'S NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues. Consolidated revenues increased $54.7 million, or 59%, from $92.7 million for GGI for the nine months ended September 30, 1997 to $147.4 million in revenues for the Company for the nine months ended September 30, 1998. This increase was the result of growth in revenues in the southern United States, the Far East and the inclusion of Solid State's results of operation. In the aggregate, Solid State's operations added $34.5 million to revenue for first nine months of 1998.

     Revenues from the southern United States data acquisition operations increased $13.6 million, or 33%, from $41.3 million for GGI for the nine months ended September 30, 1997 to $54.9 million for the Company for the nine months ended September 30, 1998. This increase was attributable to the addition of one Solid State crew for the entire nine months of 1998, the addition of a new and more efficient recording system, a higher channel count per crew which resulted in increased productivity and increased revenue from a cost-plus transition zone crew operating in Louisiana. The Company and GGI operated six seismic data acquisition crews continuously in the southern United States during the nine months ended September 30, 1997 and 1998.

     Revenues from Canada and the northern United States data acquisition operations were $19.0 million for the Company's nine months ended September 30, 1998 compared to zero for GGI for the same period in 1997. The Canadian seismic business is seasonal with most of the crew activity occurring during the months of October through March. Typically during the spring and summer months, when seismic activity decreases in Canada, the Company (through Solid State) markets its services to oil and gas companies in both Canada and in the northern United States. The Company operated as many as six land seismic crews in Canada and the northern United States during the first nine months of 1998. GGI had no operations in Canada or the northern United States during the same period in 1997.

     The Company began its multi-client data acquisition activities in the United States and Canada during the nine months ended September 30, 1998. The most significant activity occurred in the three months ended September 30, 1998. The Company has completed or is conducting eleven data library projects totaling approximately 1,440 square miles in Texas, California and Canada. At September 30, 1998, 341 square miles had been completed and an additional 404 square miles are scheduled for completion by the end of the year. The remaining 695 miles are to be completed in 1999. Average underwriting on programs completed and in progress is approximately 88%. The Company expects to continue to expand its strategy of building a strong multi-client data library and has identified and is currently evaluating projects totaling an additional 1,000 square miles for possible acquisition in 1999. GGI had no multi-client data activity. Revenues associated with the underwriters' portion of multi-client data programs is recognized as part of the data acquisition revenues discussed above in the South U.S., North U.S. and Canada.

     Revenues from the Far East increased $17.7 million, or 199%, from $8.9 million for GGI for the nine months ended September 30, 1997 to $26.5 million for the Company for the nine months ended September 30, 1998. During the first nine months of 1997 GGI's Far East operations consisted of two crews in Bangladesh. One land crew operated for the entire period and one transition zone crew mobilized and began operations in March 1997. This is compared to as many as five crews that have operated during the first nine months of 1998.

     Revenues from Latin America increased $3.9 million, or 9%, from $42.6 million for GGI for the nine months ended September 30, 1997 to $46.5 million for the Company for the nine months ended September 30, 1998. During the first nine months of 1997, GGI's Latin American operations consisted of as many as eight land seismic data acquisition crews operating in Colombia, Ecuador, Brazil and Peru. GGI completed operations in Peru and withdrew in January 1997. During the first nine months of 1998, the Company operated as many as seven seismic crews in the region in Bolivia, Brazil, Colombia, Ecuador and Guatemala. The increase in revenue between the two periods was due primarily to the acquisition of the Bolivian operations as a result of the purchase of Solid State. At November 13, 1998 the Company is operating three crews in Latin America; one each in Ecuador, Guatemala and Bolivia.

     Revenues from data processing operations were $470,000 for the Company's nine months ended September 30, 1998 compared to zero for GGI for the same period in 1997. The Company's previously discussed purchase of ISI was effective on July 1, 1998. The third quarter 1998 revenues were from operations in the Company's Midland and Dallas centers. The new Houston center is expected to be operational in December 1998. GGI had no data processing capabilities.

     Expenses. Operating expenses of the Company as a percentage of revenues decreased to 73% for the nine months ended September 30, 1998 from 77% for GGI for the nine months ended September 30, 1997. This percentage decrease can be attributed to an improvement in operating efficiency primarily in the southern United States. Operating expenses during the nine months ended of 1998 increased $36.4 million to $107.4 million for the Company compared to $71.0 million for GGI's same period ended September 30, 1997. This increase is a result of the revenue increases experienced in the United States and the Far East and revenue increases directly from the acquisition of Solid State.

     Other operating expenses increased $4.9 million, or 76%, to $11.4 million for the Company for the nine months ended September 30, 1998 from $6.5 million for GGI for the nine months ended September 30, 1997. Other operating expenses also increased as a percentage of revenue to 8% in the first nine months of 1998 from 7% in same period in 1997. The primary reason for the increase is the inclusion of Solid State's expenses. In addition, the Company has incurred costs for the development of new markets, increased reserves for incentive, performance bonuses and increased provision for doubtful accounts.

     Depreciation and amortization increased $7.6 million, or 90% to $16.1 million for the Company for the nine months ended September 30, 1998 from $8.4 million for GGI for the nine months ended September 30, 1997. This increase is primarily attributable to $5.4 million in depreciation on the acquired Solid State assets and amortization of goodwill of $1.1 million, neither of which was incurred by GGI during the nine months ended September 30, 1997. Also contributing to the increase was depreciation on new assets purchased during the twelve-month period ended September 30, 1998.

     Other Income (Deductions). Interest expense increased $3.5 million, or 88%, to $7.5 million for the Company for the nine months ended September 30, 1998 from $4.0 million for GGI for the nine months ended September 30, 1997. This increase was the result of interest on debt both incurred and assumed by the Company as a result of the

Solid State acquisition and from the sale on February 18, 1998 of $100 million of 9 3/4% senior notes due 2008. Proceeds from the sale were used to retire substantially all of the Company's outstanding indebtedness, to fund capital expenditures and provide working capital.

     Reorganization costs of $3.5 million for the nine months ended September 30, 1997 related to charges incurred in connection with GGI's reorganization, which began in December 1996 and was completed in September 1997. The Company incurred no reorganization charges in the nine months ended September 30, 1998 and none are expected to be incurred in the future.

     Other deduction of $283,000 for the nine months ended September 30, 1998 relate to losses from foreign currency transactions occurring primarily in Canada. In July of 1997 GGI experienced a gain of approximately $2.4 million associated with the receipt of a previously written off account receivable.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's internal sources of liquidity are its cash balances (approximately $5.5 million at November 6, 1998) and cash flow from operations. External sources include the unutilized portion ($9.5 million at November 13, 1998) of a credit facility entered into with Elliott on October 1, 1997, as amended (the "Credit Facility"), equipment financing and trade credit. The Credit Facility contains a $15 million revolving credit facility, which currently provides for borrowings at an interest rate per annum of the prime rate plus 2%, secured by liens on substantially all of the assets of the Company and certain of its subsidiaries. The Company periodically enters into equipment financing agreements with sellers of seismic data acquisition equipment to pay all or a portion of the purchase price of such equipment and regularly utilizes normal trade credit in connection with certain of its purchases of goods and services to support its ongoing field crew activities.

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

     At November 13, 1998, the Company's total indebtedness was approximately $111.2 million (including approximately $100,000 under letters of credit). Included in the total indebtedness is a new equipment financing agreement dated July 2, 1998 with an equipment manufacturer for $3.2 million, $3.0 million of which is still outstanding, and a new premium financing agreement dated
August 2, 1998 for $1.2 million, $800,000 of which is still outstanding, to finance the purchase of the Company's annual insurance policies. The Company's total indebtedness is comprised of $99.2 million aggregate principal amount of the Notes and $11.1 million of combined loans and capitalized leases incurred for the purpose of financing capital expenditures and $800,000 to finance the purchase of annual insurance policies and $100,000 under letters of credit.

     The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, finance the unfunded portion of multi-client data acquisition projects, make principal and interest payments required by the terms of its indebtedness and fund expenses associated with the implementation of its business strategy. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations. These operations accounted for 49% and 50% of total revenues for the three and nine months ended September 30, 1998.

     Capital expenditures are made by the Company primarily to purchase seismic data acquisition equipment. The Company made approximately $12.4 million of capital expenditures during the fourth quarter of 1997 and budgeted approximately $24 million of capital expenditures in 1998 to upgrade and expand its seismic data acquisition capability and equipment. Capital expenditures for the nine months ended September 30, 1998 were $21.2 million.

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

FOREIGN EXCHANGE GAINS AND LOSSES

     The Company conducts a substantial portion of its business in currencies other than the U.S. dollar or Canadian dollar, particularly various Latin American currencies, and its operations are subject to fluctuations in foreign currency exchange rates. Accordingly, certain of the Company's international contracts could be significantly affected by fluctuations in exchange rates, particularly in Brazil and Colombia. The Company's international contracts require payment in U.S. dollars, Canadian dollars, various local currencies or a combination thereof. Payments in local currencies typically are indexed to inflationary tables and generally are used for local expenses. The Company attempts to structure the majority of its international contracts to be billed and paid at a certain U.S. dollar conversion rate. Additionally, the Company's foreign subsidiaries periodically enter into local currency debt to pay expenses incurred locally. The Company presently does not use any derivatives but has elected to use forward foreign currency exchange rate hedging arrangements in certain foreign locations.

     The Company's operating results were negatively impacted by foreign exchange losses of approximately $156,000 and $679,000 during the three and nine months ended September 30, 1998, respectively.

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

YEAR 2000 COMPLIANCE

     The Company is completing a formal plan to address Year 2000 ("Y2K")issues as they relate to the Company's business and its operations. In accordance with that plan, the Company has evaluated all internal hardware and software used in its operations. The Company will be identifying all external relationships and mailing each entity an internally prepared questionnaire addressing their state of readiness regarding Year 2000 issues. The Company is preparing a replacement schedule for hardware and software that is not Year 2000 compliant that has been identified to date. In addition, the Company is preparing a contingency plan to address any unidentified internal or external hardware and software that is not Year 2000 compliant. The Company estimates that it will complete its plan, including remedial actions, by the end of 1999.

        Incremental out-of-pocket costs incurred to date to address Y2K have been approximately $800,000. The Company estimates an additional $1.2 million will be expended during the remainder of 1998 and 1999 relating to this issue. These costs have been and are expected to be funded by cash flows from operations.

        The Company believes that it will formulate a compliance plan that will mitigate the risk that the Y2K issue will have a material adverse affect on the Company. The ultimate impact of this issue on the Company is uncertain. Suppliers' failure to deliver critical components, third-parties' failure to supply power and/or telecommunication systems to the Company at its offices or its crew working in the field, or the Company's failure to complete, in a timely manner, the updating of computer-controlled equipment could result in delayed delivery of products to customers, which could have a material adverse effect on earnings and cash flow. In addition, customers' non-compliance could result in the loss of customers or a customer's inability to purchase or pay for products, which could have a material adverse effect on the earnings and cash flow.

        The Company has not yet finished its assessment, renovation and testing of all areas of Y2K compliance. Therefore, there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's operations, results of operations or cash flows.

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

     Among the factors that will have a direct bearing on the Company's results of operations and the oil and gas services industry in which it operates are the effects of rapidly changing technology; the presence of competitors with greater financial resources; risks associated with the acquisition of Solid State including failure to successfully manage the Company's growth and integrate the business operations of Solid State; operating risks inherent in the oil and gas services industry; regulatory uncertainties; potential liability under the Plan; worldwide political stability and economic conditions, the Year 2000 issue and other risks associated with international operations, including foreign currency exchange risk; and the Company's successful execution of its strategy and internal operating plans.

                                     PART II

                                OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On August 18, 1998, pursuant to a stockholders' meeting the current board members were re-elected to the Board of Directors of Grant.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Exhibits
                     Exhibit No.

                      27.01 -    Financial data schedule.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the nine months ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of November 1998.

                                        GRANT GEOPHYSICAL, INC.
                                            (REGISTRANT)


                                    By    /s/ Larry E. Lenig, Jr.
                                       --------------------------------
                                              Larry E. Lenig, Jr.
                                            Chief Operating Officer,
                                                  President
                                          (Principal Executive Officer)


                                    By    /s/ Ben L. Roberts
                                       --------------------------------
                                              Ben L. Roberts
                                          Chief Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.               DESCRIPTION
-----------               -----------

 27.01                Financial data schedule