Form 10-K
period 1998-12-31
GRANT GEOPHYSICAL INC
filed 1999-04-08
CIK 866722

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ___________

                       Commission file number: 333-48799*


                             GRANT GEOPHYSICAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Delaware                                       76-0548468
    (state of other jurisdiction of                         (I.R.S. employer
     incorporation or organization)                        identification no.)

    16850 Park Row, Houston, Texas                                77084
(Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (281) 398-9503

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [ ] Yes [ ] No

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 31, 1999, 14,426,055 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding.

                    Documents incorporated by reference: None

--------------------------------------------------------------------------------

* The Commission file number refers to a Form S-4 registration statement filed by the Company under the Securities Act of 1933, which became effective May 13, 1998.

================================================================================

                             GRANT GEOPHYSICAL, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----
PART I

Item 1.   Business...............................................................................   1
Item 2.   Properties.............................................................................   9
Item 3.   Legal Proceedings......................................................................   9
Item 4.   Submission of Matters to a Vote of Security Holders....................................   9

PART II

Item 5.   Market for the Company's Common Equity and Related Stockholder Matters.................   10
Item 6.   Selected Financial Data................................................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations........................................................................   12
Item 8.   Financial Statements and Supplementary Data............................................   20
Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.................................................................   20

PART III

Item 10.  Directors and Executive Officers of the Company........................................   21
Item 11.  Executive Compensation.................................................................   22
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................   25
Item 13.  Certain Relationships and Related Transactions.........................................   26

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................   27

                                     PART I



ITEM 1.  BUSINESS.

OVERVIEW

     Grant Geophysical, Inc., a Delaware corporation (together with its subsidiaries, "Grant," or the "Company"), is a leading provider of seismic data acquisition services in land and transition zone environments in selected markets, including the United States, Canada, Latin America and the Far East. Through its predecessors, including GGI Liquidating Corporation ("GGI") , and its acquired subsidiary, Solid State Geophysical Inc ("Solid State"), together with their subsidiaries, the Company has participated in the seismic data acquisition services business in the United States and Latin America since the 1940s, the Far East since the 1960s and Canada since the 1970s. The Company has conducted operations in each of these markets, as well as in the Middle East and Africa, in the past three years. The Company's seismic data acquisition services typically are provided on an exclusive contract basis to domestic and international oil and gas companies and seismic data marketing companies. The Company also owns interests in certain multi-client seismic data covering selected areas in the United States and Canada that is marketed broadly on a non-exclusive basis to oil and gas companies.

     The Company utilizes sophisticated equipment to perform specialized 3D and 2D seismic surveys. All of the Company's seismic data acquisition crews are capable of performing surveys in land environments, and four are equipped to perform surveys in transition zone environments. Transition zone environments include swamps, marshes and shallow water areas that require specialized equipment and must be surveyed with minimal disruption to the natural environment.

     Grant purchased, effective July 1, 1998, all of the outstanding partnership interests in Interactive Seismic Imaging ("ISI"), a seismic data processing company, for $3.6 million in cash. Grant had been a 10% owner of ISI since its formation in 1994. ISI provides seismic data processing services through offices located in Midland, Dallas and Houston, Texas. Grant believes that the purchase of ISI will complement its existing services and improve its competitive position with existing and potential customers.

     The Company owns a library of multi-client seismic data that is licensed to oil and gas companies on a non-exclusive basis and has a small interest in certain multi-client data that is owned by third parties. Over the past several years, as oil and gas companies have moved toward multi-client surveys to reduce finding costs, the Company has significantly increased its participation in the activity and has expanded the library of multi-client data to include projects located in Texas, California, Wyoming and Canada. Factors considered by the Company when determining whether to undertake a multi-client survey include the availability of customer commitments to offset a percentage of the survey cost, the number of potential customers for the completed data, the location to be surveyed, the probability and timing of future lease, concession, exploration and development activity in the area, and the availability, quality and price of competing data.

     The price of oil and gas has deteriorated significantly over the past year. Capital spending by oil and gas companies on oilfield related activities, including seismic data acquisition and processing, has substantially decreased. As a result, beginning late in the third quarter of 1998, the Company's global seismic crew count, which includes both U.S. and foreign contracts, has decreased significantly. As of March 26, 1999 the Company was operating or mobilizing ten seismic data acquisition crews utilizing approximately 21,300 seismic recording channels. The Company's current seismic recording channel capacity is slightly more than 32,000. By contrast, as of March 26, 1998, the Company was operating or mobilizing 22 seismic data acquisition crews, consisting of 18 land and four transition zone crews, utilizing approximately 30,000 seismic recording channels.

     The current industry downturn has prompted the Company to undertake activities it believes will both preserve financial strength and position itself to respond when market demand increases. Those activities include a worldwide reduction in personnel, a corporate restructuring and a restricted capital expenditure program. Personnel reductions began in the fourth quarter of 1998 and have continued throughout the first quarter of 1999. Overall personnel have been reduced from 863 full-time and 2,162 temporary at September 30, 1998 to 670 full-time and

387 temporary personnel at March 26, 1999. The corporate restructuring is the result of changing market conditions and is designed to better utilize all the Company's assets. The restructuring places a greater emphasis on acquiring multi-client data in the United States and Canada and refocuses the international marketing efforts on the Company's established foreign markets. Capital expenditures in 1999 are expected to be limited primarily to those required to maintain the existing seismic acquisition and processing equipment.

     As of March 26, 1999, the Company was operating or mobilizing a total of four land crews in the United States, one land crew and one transition zone crew in Latin America, three land crews in Canada and one land crew in the Far East. For the twelve months ended December 31, 1998, the Company's total revenues were $175.5 million, with approximately 44.8% from the United States, 30.0% from Latin America, 17.1% from the Far East and 8.1% from Canada. As of December 31, 1998, the Company estimates that its total backlog was approximately $38.2 million, with all of such amount expected to be completed in 1999.

     The Company was formed in September 1997. On September 30, 1997, Grant acquired substantially all of the assets and assumed certain liabilities of GGI pursuant to GGI's Second Amended Plan of Reorganization (the "Plan"), which was confirmed by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on September 15, 1997. Unless the context otherwise requires, proforma data contained herein gives effect to Grant's purchase of GGI's assets and certain related transactions and the Acquisition, as defined herein, as if they were completed as of January 1, 1997.

     Grant's principal executive office is located at 16850 Park Row, Houston, Texas 77084 and its telephone number is 281-398-9503.

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

     As many as eight geophone strings are connected to a field recording box, which collects the seismic data from those geophones. The electrical output of each geophone string becomes the electrical input for one recording channel, or "trace," of seismic data. Once the geophones and field recording boxes are deployed over a portion of the survey area, an energy source is activated, the reflected seismic energy is detected by the geophones, and the signals from the geophones are collected and digitized by the field recording boxes. These boxes in turn transmit the seismic data by cable, radio telemetry or through hand-held data collection units to a central recording system. The geophones and field recording boxes from one end of the single recording line in the case of 2D seismic data, or an area of multiple recording lines in the case of 3D seismic data, are then removed and relocated elsewhere in the survey area. The seismic energy source is again activated and the entire process is repeated, moving a few hundred feet at a time, until the entire survey area is covered.

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

LAND AND TRANSITION ZONE SEISMIC DATA ACQUISITION

     A land or transition zone seismic data acquisition crew typically consists of a surveying crew that lays out the lines to be recorded and marks the sites for energy source or geophone placement and equipment location, an explosives or mechanical vibrating or compressed air unit crew, and a recording crew that lays out the geophones and field recording boxes, directs shooting operations and records the seismic energy reflected from subsurface structures. A land seismic data acquisition crew utilizing an explosives unit is supported by several drill crews, generally furnished by third parties under short-term contracts. Drill crews operate in advance of the seismic data acquisition crew and bore shallow holes for small explosive charges that, when detonated, produce the necessary seismic impulse. In locations where conditions dictate or where the use of explosives is precluded due to regulatory, topographical or ecological factors, a mechanical vibrating unit or compressed air unit is substituted for explosives as the seismic energy source. The Company also employs specialized crew mobilization equipment to improve productivity in certain applications, including helicopters for rugged terrain or in agricultural areas, small watercraft for transition zone applications, and man-portable equipment in jungle and other environments where vehicular access is limited. Depending on the size of the seismic survey, the location and other logistical factors, a seismic data acquisition crew operated by the Company may involve from as few as 30 to as many as 1,500 employees.

     One of the challenges inherent in land seismic data acquisition is operating in challenging logistical environments without disrupting the sensitive ecosystems in which surveys are frequently located. The Company currently operates approximately 10,000 channels of remote digital seismic equipment, which can be deployed without the use of conventional seismic cables, thereby allowing access to such environments. Remote digital seismic equipment, which uses radio signals to transmit data, is typically used in transition zone and other logistically challenging environments such as highly populated regions with numerous topographic obstructions and areas where conventional cable-based recording systems are impractical. The Company has over 20 years of experience operating in transition zone environments in the Gulf Coast region of the United States, the Far East and Africa.

     Once recorded by the seismic data acquisition crew, seismic data is computer processed to enhance the recorded signal by reducing noise and distortion and improving resolution to produce a representation of the survey site's subsurface structures. The Company presently has three data processing centers at which it performs seismic data processing services. These centers are located in Houston, Dallas and Midland, Texas.

     The Company markets its seismic data acquisition and processing services from its Houston and Calgary corporate offices and its regional and international administrative centers by personnel whose duties include technical, supervisory or executive responsibilities. The Company generally acquires seismic data on an exclusive contract basis for oil and gas companies on (i) a turnkey basis, which provides a fixed fee for each project, (ii) a term basis, which provides for a periodic fee during the term of the project or (iii) a cost-plus basis, which provides that the costs of a project, plus a percentage fee, are borne by the customer. In addition, in the United States and Canada, the Company acquires and owns certain multi-client seismic data that is marketed broadly on a non-exclusive basis to oil and gas companies. Over the past year, as oil and gas companies have moved toward multi-client surveys to reduce finding costs, Grant has significantly increased its participation in the activity and has expanded its library of multi-client data to include projects located in Texas, California, Wyoming and the Canadian provinces of British Colombia and Ontario.

     The Company conducts a substantial portion of its business in currencies other than the U.S. or Canadian dollars, particularly various Latin American currencies, and its operations are subject to fluctuations in foreign currency exchange rates. Accordingly, certain of the Company's international contracts could be significantly affected by fluctuations in exchange rates, particularly in Brazil and Colombia. The Company's international contracts requiring payment in currency other than U.S. or Canadian dollars typically are indexed to inflationary tables and generally are used for local expenses. The Company attempts to structure the majority of its international contracts to be billed and paid at a certain U.S. dollar conversion rate.

MARKET AREAS

     In 1998, the Company conducted seismic operations in the United States, Canada, Latin America and the Far East and has conducted activities in the Middle East and West Africa within the last three years. The following table sets forth the Company's revenues by geographic area, on a pro forma basis for the years ended December 31, 1996 and 1997 and on an actual basis for the year ended December 31, 1998, for the periods shown:

                                              YEAR ENDED DECEMBER 31,
                                       ------------------------------------
                                         1996(1)      1997(1)       1998
                                       ----------   ----------   ----------
                                             (dollars in thousands)
United States .......................  $   53,485   $   61,630   $   78,659
Canada ..............................      15,824       19,591       14,175
Latin America .......................      60,688       69,877       52,604
Far East ............................       5,412       13,482       30,074
Africa and Middle East ..............       2,746        9,285         --
                                       ----------   ----------   ----------
                                       $  138,155   $  173,865   $  175,512
                                       ==========   ==========   ==========

-------------------

(1) Solid State's fiscal year end was August 31 prior to December 31, 1998 when it was changed to a calendar year. For pro forma purposes, revenues for Solid State have been adjusted to reflect the periods December 1 through November 30 for the year ended 1996 and to reflect the period December 1, 1996 through August 31, 1997 to combine with GGI's year ended 1996 and the nine months ended September 30, 1997 and the Company's three months ended December 31, 1997. The revenues for the three months ended December 31, 1997 include the combined operations of Solid State and Grant. See Notes 1 and 4 to the Consolidated Financial Statements of the Company and GGI for additional geographic information.


BACKLOG

     The Company's backlog for seismic data acquisition services represents the revenues anticipated to be received by the Company in connection with commitments for contracted services received from its customers. As of December 31, 1998, the Company estimates that its total backlog was approximately $38.2 million, all of which is expected to be completed in 1999. This compares to the Company's estimated total backlog as of December 31, 1997 of approximately $144.4 million. The decrease reflects the overall decline in demand, as described above, for seismic data acquisition and processing services on a worldwide basis. Most of the Company's contracts are terminable by the customer upon relatively short notice and, in some cases, without penalty. The Company's backlog as of any particular date is not indicative of the likely operating results for any succeeding period, and there can be no assurance that any amount of backlog will ultimately be realized as revenue.

CAPITAL EXPENDITURES AND TECHNOLOGY

     The Company's ability to compete and maintain a significant market position in the land and transition zone seismic data acquisition business is partially driven by its ability to provide technology comparable to that of its primary competitors. Accordingly, the Company continually maintains and periodically upgrades its seismic data acquisition equipment to maintain its competitive position. The Company spent approximately $36.3 million on capital expenditures for the fifteen-month period ending December 31, 1998. This included approximately $12.4 million in the fourth quarter of 1997 and approximately $23.9 million during 1998. These expenditures were used principally to upgrade and expand the Company's seismic data acquisition equipment. Due to the current downturn in the seismic industry, the Company has budgeted between $3.0 million and $5.5 million in capital expenditures, depending on the level of crew activity, for the purposes of capital maintenance for 1999. The level of future capital expenditures will depend on the availability of funding and market requirements as dictated by industry activity levels.

     Over the past several years, the Company has focused its efforts on developing operating procedures and acquiring equipment that will enhance the efficiency of its seismic data acquisition crews and reduce the time required to complete projects. The Company's strategy does not contemplate the development of proprietary seismic data acquisition equipment, but instead relies on the use of third-party equipment suppliers to provide such equipment, although certain equipment will be customized to the Company's specifications to enhance operating efficiency. Certain of the equipment, processes and techniques used by the Company are subject to the patent rights of others, and the Company holds non-exclusive licenses with respect to a number of such patents. While the Company regards as beneficial its access to third party technology through licensing, the Company believes that substantially all presently licensed technology could be replaced without significant disruption to its business.

LICENSING OF MULTI-CLIENT DATA

     The Company acquires and processes seismic data for its own account by conducting surveys, either partially or wholly funded by multiple customers. In this mode of operation, the Company retains ownership of the data and licenses the data on a non-exclusive basis. The Company plans to continue its recent and increasing emphasis on the acquisition of multi-client seismic data by conducting additional surveys that are partially or wholly funded by multiple customers. For 1998, total revenue recognized (customer commitments and late sales) for multi-client data acquisition and processing was $19.1 million. In 1998, the Company committed approximately $26.2 million of expenditures for seven multi-client data acquisition projects totaling 624 square miles principally located in Texas with one project located in Canada. Customer commitments for completed or in-process surveys are averaging approximately 77% of the project costs. Net investment by the Company for these projects was $5.1 million and the carrying value of the seismic data asset on the balance sheet at December 31, 1998 was $10.0 million. The Company recognizes these customer commitments as revenue as the project is acquired. In addition, late sale revenues are recognized in the period the sale occurs.

     In addition to the data described above, the Company owns a small library of multi-client seismic data that was acquired in the purchases of GGI and Solid State. GGI and Solid State acquired this data prior to 1998 in three principal areas: southern Louisiana, New Mexico and western Canada. At December 31, 1998, the carrying value of this multi-client data was approximately $900,000.

     The total carrying value of all of the Company's multi-client data at December 31, 1998 was approximately $10.9 million.

     The Company has budgeted approximately $39.1 million of expenditures, before customer commitments, for nine multi-client data acquisition projects in 1999. The Company has obtained sufficient initial underwriting to proceed with five of the projects and is actively pursuing customer commitments for the remaining projects.

     Factors considered by the Company when determining whether to undertake a multi-client survey include the availability of customer commitments to offset a percentage of the project cost, the number of potential customers for the completed data, the location to be surveyed, the probability and timing of future lease, concession, exploration and development activity in the area, and the availability, quality and price of competing data. Although the Company anticipates obtaining commitments for a substantial majority of the cost of any future multi-client data survey and conducts thorough market and cost analyses to determine the market demand and necessary funding prior to undertaking a project, the Company still may not be able to fully recoup its costs if it substantially underestimates the cost or overestimates market demand for such multi-client data survey.

CUSTOMERS AND PROJECTS

     The Company's customers consist of domestic and international oil and gas companies and seismic data marketing companies. As is the case for many service companies in the oil and gas industry, a relatively small number of customers or a limited number of significant projects may account for a large percentage of the Company's net revenues in any given year. Moreover, such customers and projects may, and often do, vary from year to year. During 1998, the five largest customers of the Company accounted for approximately 28.8% of the Company's net sales, and no single customer accounted for 10% or more of the Company's revenues. In the first nine months of 1997, GGI had revenues from a foreign national oil company of approximately $14.0 million (15%) and also from a U.S. based exploration company of approximately $9.9 million (11%). During 1997, on a pro forma basis, the five largest customers of the Company accounted for approximately 31.9% of the Company's net sales. During 1997, on a pro forma basis, no customer accounted for 10% or more of the Company's combined revenues. During 1996, GGI's five largest customers accounted for approximately 42.3% of net sales. GGI, during 1996, had revenues from a U.S. based international oil company of approximately $14.8 million (14%). The Company has had long-term relationships with numerous customers. The continuation of these relationships is primarily dependent on the customers' needs for the Company's services and the customers' ongoing satisfaction with the price, quality, dependability and availability of the Company's services.

COMPETITION

     The acquisition and processing of proprietary and multi-client seismic data for the oil and gas industry is highly competitive worldwide. However, as a result of changing technology and increased capital requirements, the seismic industry has consolidated substantially since the late 1980s, thereby reducing the number of competitors. The Company's principal competitors in North America are Western Atlas, Inc. ("Western Atlas"), a subsidiary of Baker Hughes, Inc., Veritas DGC, Inc., Geco-Prakla Inc. ("Geco-Prakla"), a subsidiary of Schlumberger Limited, and several regional competitors. In Latin America and the Far East, the Company competes with Western Atlas, Compagnie General de Geophysique, Geco-Prakla, and several other local competitors. Competition is based primarily on price, crew availability, prior performance, technology, safety, quality, dependability and the contractor's expertise in the particular area where the survey is to be conducted.

EMPLOYEES

     As of March 26, 1999 the Company employed approximately 670 full-time and 387 temporary contract personnel worldwide. None of the Company's employees is subject to collective bargaining agreements. The Company considers its relations with its employees to be good.

ENVIRONMENTAL MATTERS/GOVERNMENTAL REGULATION

     The Company's domestic operations are subject to a variety of federal, state and local laws and regulations relating to the protection of human health and the environment, the violation of which may result in civil or criminal penalties. The Company invests financial and managerial resources to comply with such laws and regulations and management believes that it is in compliance in all material respects with applicable environmental laws and regulations. Although such environmental expenditures by the Company historically have not been significant, there can be no assurance that these laws and regulations will not change in the future or that the Company will not incur significant costs in the future performance of its operations. The Company is not involved in any legal proceedings concerning environmental matters and is not aware of any claims or potential liability concerning environmental matters that could have a material adverse impact on the Company's financial position, cash flows or results of operations.

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

CAUTIONARY STATEMENT

     Certain statements made in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include, without limitation, statements that relate to:

     o statements regarding the Company's business strategy, plans and objectives;

     o statements expressing the beliefs and expectations of management of the Company regarding future demand for the Company's seismic services and other events and conditions that may influence demand for the Company's services and its performance in the future; and

     o statements concerning the Company's business strategy and expectations, industry conditions, market position, future operations, margins, profitability, liquidity and capital resources.

     Also, forward-looking statements can generally be identified by such terminology as "may," "will," "expect," "believe," "anticipate," "project," "estimate" or similar expressions. Such statements are based on certain assumptions and analyses made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The Company cautions that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.

     All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are beyond the control of the Company. Any one of such influences, or a combination, could materially affect the accuracy of the forward-looking statements and the projections on which the statements are based. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements include the following:

Dependence on the oil and gas industry; Industry volatility.

     The Company's business depends in large part on the conditions of the oil and gas industry, and specifically on the capital expenditures of the Company's customers. As a result of the recent decline in oil and gas prices, the level of overall oil and gas industry activity has declined from levels experienced in recent years. If the Company's customers' capital spending continues to decrease in line with overall recent industry trends, it will likely have a significant adverse effect upon the demand for the Company's services and the results of its operations and cash flows.

The Company's business could be adversely affected by intense price competition in a slack market.

     Competition among seismic contractors historically is and will continue to be intense. Competitive factors have in recent years included price, crew experience, equipment availability, technological expertise and reputation for quality and dependability. Certain of the Company's competitors operate more data acquisition crews than the Company does and have substantially greater financial and other resources. These larger and better financed operators could enjoy an advantage over the Company if the competitive environment for contract awards shifts to one characterized principally by intense price competition.

Multi-client data library could become impaired due to weak demand or technological obsolescence.

     The Company has invested significant amounts in acquiring and processing multi-client data, and expects to continue doing so for the foreseeable future. Although management of the Company expects to recover all the costs of such surveys, there is no assurance that the Company will be able to do so in the future. Technological, regulatory or other industry or general economic developments could render all or portions of the Company's library of multi-client data obsolete or otherwise impair its value.

Risks of High Levels of Fixed Costs.

     The Company's business has high fixed costs, and downtime or low productivity due to reduced demand, weather interruptions, equipment failures or other causes can result in significant operating losses.

Technology Risks.

     Seismic data acquisition and processing is a capital intensive business. The development of seismic data acquisition and processing equipment has been characterized by rapid technological advancements in recent years and the Company expects this trend to continue. Manufacturers of seismic equipment may develop new systems that have competitive advantages over systems now in use that could render the Company's current equipment obsolete or require the Company to make significant unplanned capital expenditures to maintain its competitive position. Under such circumstances, there can be no assurance that the Company would be able to obtain necessary financing on favorable terms.

Risks of Rapid Growth.

     The Company has grown rapidly over the last two years through internal growth and acquisitions of other companies. Managing the rapid growth experienced by the Company will be important for the Company's future success and will demand increased responsibility for management personnel. The following factors could present difficulties to the Company:

     o    the lack of sufficient executive-level personnel;

     o    increased administrative burdens; and

     o    the increased logistical problems of large, expansive operations.

     If the Company does do not manage these potential difficulties successfully, they could have a material adverse effect on the Company's financial condition and results of operations. The historical financial information included in this Annual Report on Form 10-K is not necessarily indicative of the results that would have been achieved had the Company been operated on a fully integrated basis or the results that may be realized in the future.

Dependence upon significant customers.

     The Company derives a significant amount of its revenue from a small number of major and independent oil and gas companies. The inability of the Company to continue to perform services for a number of its large existing customers, if not offset by sales to new or other existing customers, could have a material adverse effect on the Company's business and operations.

Intense Competition

The Company competes in a highly competitive area of the oilfield services industry. The Company's services are sold in a highly competitive market, and its revenues and earnings may be affected by the following factors:

     o    changes in competitive prices;

     o    fluctuations in the level of activity and major markets;

     o    general economic conditions; and

     o    governmental regulation.

     The Company competes with the oil and gas industry's largest seismic service providers. Management of the Company believes that the principal competitive factors in the market areas served by the Company are product and service quality and availability, technical proficiency and price.

Risks of International Operations.

     The Company's international operations are subject to risks inherent in doing business in foreign counties. These risks include, but are not limited to:

     o    political changes;

     o    expropriation;

     o    currency restrictions and changes in currency exchange rates;

     o    taxes; and

     o    boycotts and other civil disturbances.

     Although it is impossible to predict the likelihood of such occurrences or their effect on the operations of the Company, the management of the Company believes that these risks are acceptable. However, the occurrence of any one of these events could have a material adverse effect on the Company's operations.

Dependence on Key Personnel.

     The Company depends on the continued services of its executive officers and other key management personnel. If the Company would lose any of these officers or other management personnel, this could adversely affect its operations.

ITEM 2.  PROPERTIES.

     The Company owns a 30,000 square foot building and storage yard in Houston, Texas which serves as its corporate headquarters and leases a 60,000 square foot building, also in Houston, Texas, that serves as a warehouse and staging facility. The Company also owns an office, staging and repair facility located on a two-acre tract in New Iberia, Louisiana. In Calgary, Alberta, Canada, the Company owns an 18,000 square foot building and storage yard that serves as the Company's Canadian headquarters. In addition, the Company leases office, warehouse and storage space in areas throughout the world as may be required from time to time to support the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in or threatened with other various legal proceedings from time to time arising in the ordinary course of business. Management of the Company does not believe that any liabilities resulting from any such current proceedings will have a material adverse effect on its financial position, cash flows, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of March 31, 1999, there were 14,426,055 shares of the Company's common stock, $.001 par value per share (the "Common Stock"), outstanding. See Item 12 for the number of shares of Common Stock owned by the Company's executive officers, directors and each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock. The Common Stock is not listed on any stock exchange or qualified for trading on any other market. The Company has retained its earnings for future growth and, therefore, does not anticipate paying cash dividends with respect to the common stock in the future. In addition, the payment of dividends is restricted by the indenture governing the Company's 9-3/4% Senior Notes Due 2008 and credit agreements governing the company's other indebtedness for borrowed money.

ITEM 6.    SELECTED FINANCIAL DATA.

     The statement of operations data of GGI presented below as of the end of each of the years in the three-year period ended December 31, 1996 and the nine-month period ended September 30, 1997 and the balance sheet data of GGI at December 31, 1994, 1995 and 1996 are derived from the consolidated financial statements of GGI. The statement of operations data for the three-month period ended December 31, 1997 and the year ended December 31, 1998 and the balance sheet data of the Company at December 31, 1997 and December 31, 1998 are derived from the consolidated financial statements of the Company. The selected historical financial data set forth below should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                GGI                                            GRANT
                                        ----------------------------------------------------------   --------------------------
                                                                                      NINE MONTHS    THREE MONTHS      YEAR
                                                     YEAR ENDED DECEMBER 31,             ENDED          ENDED          ENDED
                                        ------------------------------------------   SEPTEMBER 30,  DECEMBER 31,   DECEMBER 31,
                                            1994           1995             1996         1997            1997           1998
                                        -----------     -----------    -----------    ----------     -----------    -----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS                                                                           |
DATA:                                                                                             |
Revenues ............................... $    73,691    $    91,996    $   105,523   $    92,705  | $    37,868    $   175,512
Operating income (loss) ................      (9,241)         4,999        (65,970)        6,794  |      (5,033)         6,346
Income (loss) from continuing                                                                     |
   operations ..........................     (11,438)         3,162        (76,027)         (425) |      (5,666)        (7,698)
Net loss applicable to                                                                            |
   common stock ........................                                                          | $    (6,143)   $    (8,138)
                                         ===========    ===========    ===========   ===========  | ===========    ===========
LOSS PER COMMON                                                                                   |
   SHARE--ASSUMING BASIC                                                                          |
   AND DILUTED:                                                                                   |
   Continuing operations ...............                                                          | $     (1.18)   $      (.54)
   Dividend requirement on pay-in-                                                                |
      kind preferred stock .............                                                          |        (.10)          (.03)
                                                                                                  | -----------    -----------
   Net loss per common share ...........                                                          | $     (1.28)   $      (.57)
                                                                                                  | ===========    ===========
WEIGHTED AVERAGE COMMON                                                                           |
   SHARES OUTSTANDING:                                                                            |
   Basic and diluted ...................                                                          |       4,798         14,257
CASH FLOW DATA:                                                                                   |
Cash provided by (used in) operating                                                              |
   activities .......................... $     3,170    $     2,759    $    (9,346)  $     4,526  | $     5,386    $    15,815
Cash used in investing                                                                            |
   activities ..........................      (9,698)        (9,272)       (10,181)       (6,731) |     (19,715)       (31,305)
Cash provided by financing activities ..       5,260          6,929         25,667         1,289  |      15,072         16,821
Capital expenditures ...................       8,463         14,921         25,799         4,154  |      12,400         23,866
BALANCE SHEET DATA:                                                                               |
Working capital ........................ $     3,022    $     8,033    $    22,421                | $    16,190    $    14,373
Total assets ...........................      61,609         86,932         70,123                |     155,704        166,441
Pre-petition liabilities subject to                                                               |
   chapter 11 case .....................        --             --           90,244                |        --             --
Notes payable, current portion of                                                                 |
   long-term debt and capital lease                                                               |
   obligations .........................      14,495         18,430            589                |       1,158          2,522
Long-term debt, subordinated debt                                                                 |
   and capital lease obligations                                                                  |
   excluding current  portion ..........       4,917          8,789           --                  |      75,195        110,817
Total stockholders' equity .............      26,399         29,715        (34,213)               |      41,992         22,002


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Grant was formed in September 1997, and on September 30, 1997, acquired substantially all of the assets and assumed certain liabilities of GGI. On December 23, 1997, Grant acquired all of the outstanding shares of Solid State (the "Acquisition").

     The Company's business activities involve the performance of land and transition zone seismic data acquisition services in selected markets worldwide, including the United States, Canada, Latin America and the Far East. The Company generally acquires seismic data on an exclusive contract basis for oil and gas companies on (i) a turnkey basis, which provides a fixed fee for each project,
(ii) a term basis, which provides for a periodic fee during the term of the project or (iii) a cost-plus basis, which provides that the costs of a project, plus a percentage fee, are borne by the customer. In addition, in the United States and Canada, the Company acquires and owns certain multi-client seismic data that is marketed broadly on a non-exclusive basis to oil and gas companies. Over the past year, as oil and gas companies have moved toward multi-client surveys to reduce finding costs, Grant has significantly increased its participation in such activity and has expanded its library of multi-client data to include projects located in Texas, California, Wyoming and the Canadian provinces of British Colombia and Ontario.

     The Company purchased, effective July 1, 1998, all of the outstanding partnership interests in Interactive Seismic Imaging ("ISI"), a seismic data processing company, for $3.6 million in cash. Grant had been a 10% owner of ISI since its formation in 1994. ISI provides seismic data processing services through offices located in Midland, Dallas and Houston, Texas. Grant believes that the purchase of ISI will complement its existing services and thereby improve its competitive position with existing and potential customers.

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

     The price of oil and gas has deteriorated significantly over the past year. Capital spending by oil and gas companies on oilfield related activities, including seismic data acquisition and processing, has substantially decreased. As a result, beginning late in the third quarter of 1998, the Company's global seismic crew count, which includes both U.S. and foreign contracts, decreased significantly. As of March 26, 1999 the Company was operating or mobilizing ten seismic data acquisition crews utilizing approximately 21,300 seismic recording channels. The Company's current seismic recording channel capacity is slightly more than 32,000. By contrast, as of March 26, 1998, the Company was operating or mobilizing 22 seismic data acquisition crews, consisting of 18 land and four transition zone crews, utilizing approximately 30,000 seismic recording channels.

     The current industry downturn has prompted the Company to undertake activities it believes will both preserve financial strength and position itself to respond when market demand increases. Those activities include a worldwide reduction in personnel, a corporate restructuring and a restricted capital expenditure program. Personnel reductions began in the fourth quarter of 1998 and have continued throughout the first quarter of 1999. Overall personnel have been reduced from 863 full time and 2,162 temporary at September 30, 1998 to 670 full time and 387 temporary personnel at March 26, 1999. The corporate restructuring is the result of changing market conditions and is designed to better utilize all the Company's assets. The restructuring places a greater emphasis on acquiring multi-client data in the United States and Canada and refocuses the international marketing efforts on the Company's established foreign markets. Capital expenditures in 1999 are expected to be limited primarily to those required to maintain the existing seismic acquisition and processing equipment.

     The historical results of operations of the Company for the twelve months ended December 31, 1998 are presented below and are not directly comparable to the results of operations of GGI or the combined results of GGI and the Company for the twelve months ended December 31, 1997 due to the effects of the Acquisition.


RESULTS OF OPERATIONS
                                                                               THE                             THE
                                                       GGI                   COMPANY         COMBINED        COMPANY
                                           ----------------------------  | ------------    ------------    ------------
                                              YEAR          NINE MONTHS  | THREE MONTHS     TWELVE MONTHS      YEAR
                                              ENDED            ENDED     |    ENDED            ENDED          ENDED
                                           DECEMBER 31,    SEPTEMBER 30, | DECEMBER 31,     DECEMBER 31,   DECEMBER 31,
                                               1996            1997      |    1997             1997           1998
                                           ------------    ------------  | ------------    ------------    ------------
                                                                         |(IN THOUSANDS)
                                                                         |
STATEMENT OF OPERATIONS                                                  |
   DATA:                                                                 |
                                                                         |
Revenues ...............................   $    105,523    $     92,705  | $     37,868    $    130,573    $    175,512
                                                                         |
Expenses:                                                                |
  Direct operating expenses ............        136,326          71,006  |       28,431          99,437         128,962
  Selling, general and                                                   |
       administrative expenses .........         17,865           6,473  |        3,507           9,980          14,156
  Depreciation and amortization ........         11,500           8,432  |        4,594          13,026          22,286
  Charge for asset impairment ..........          5,802            --    |        6,369           6,369           3,762
                                           ------------    ------------  | ------------    ------------    ------------
     Total costs and expenses ..........        171,493          85,911  |       42,901         128,812         169,166
                                           ------------    ------------  | ------------    ------------    ------------
     Operating income (loss) ...........        (65,970)          6,794  |       (5,033)          1,761           6,346
                                                                         |
Other income (expense):                                                  |
                                                                         |
  Interest expense, net ................         (7,522)         (3,758) |       (1,362)         (5,120)         (9,300)
  Reorganization costs .................           (412)         (3,543) |         --            (3,543)           --
  Other ................................           (502)          2,266  |       (1,262)          1,004            (820)
                                           ------------    ------------  | ------------    ------------    ------------
     Total other expenses ..............         (8,436)         (5,035) |       (2,624)         (7,659)        (10,120)
                                           ------------    ------------  | ------------    ------------    ------------
  Income (loss) before income                                            |
    taxes ..............................        (74,406)          1,759  |       (7,657)         (5,898)         (3,774)
Income tax expense .....................         (1,621)         (2,184) |         (856)         (3,040)         (3,924)
                                           ------------    ------------  | ------------    ------------    ------------
                                                                         |
Loss from continuing                                                     |
   operations before minority                                            |
   interest ............................        (76,027)           (425) |       (8,513)         (8,938)         (7,698)
Minority interest ......................           --              --    |        2,847           2,847            --
                                           ------------    ------------  | ------------    ------------    ------------
                                                                         |
Net loss ...............................   $    (76,027)   $       (425) | $     (5,666)   $     (6,091)   $     (7,698)
                                           ============    ============  | ============    ============    ============


The Company for the Twelve-Month Period Ended December 31, 1998 Compared With The Company and GGI Combined Twelve-Month Period Ended December 31, 1997

     The following analysis compares the operating results of the Company for the twelve-month period ended December 31, 1998 with combined operating results of the Company for the three-month period ended December 31, 1997 (including the operating results of Solid State for such period) and the operating results of GGI for the nine-month period ended September 30, 1997. As described above, Grant began operations immediately following its acquisition of substantially all of the assets and certain liabilities of GGI on September 30, 1997 and Grant acquired Solid State in December 1997. Because of the significant changes in Grant's control and management and scope of operations following the consummation of the Plan, comparisons may not be meaningful.

     Revenues. Revenues of the Company for the twelve months ended December 31, 1998 were $175.5 million compared with $130.6 million of combined revenue for GGI and the Company for the twelve months ended December 31, 1997. The increase of $44.9 million, or 34.4%, was the result of growth in revenues in both the United States and the Far East and the inclusion of a full year of Solid State's results of operations in 1998 compared to only three months in 1997.

     Revenues from the United States operations increased $24.9 million, or 46.4%, from $53.7 million to $78.7 million in 1998. Revenues from the United States data acquisition operations increased $24.0 million, or 44.7%, from $53.7 million in 1997 to $77.8 million in 1998. This increase was due primarily to the addition of two Solid State crews in the northern United States for the entire year versus only one crew for three months in 1997 and the addition of new and more efficient recording instrumentation. Productivity was enhanced by increasing the seismic recording channel count per crew and, whenever possible, utilizing a twenty-four hour recording schedule. During 1998 there were as many as eight seismic crews operational in the United States versus only six to seven crews operational in 1997. Beginning late in the third quarter of 1998, due primarily to the low oil and gas prices, demand for data acquisition recording services in the United States and elsewhere began to decline. By the end of December 1998 there were six crews operating or mobilizing in the U.S. and the Company anticipates only three to four active crews in the region during most of the first quarter of 1999.

     Revenues from data processing were $957,000 for 1998. The Company purchased the data processing operations in July 1998; therefore, there are no comparable results for 1997. The Company operated processing centers in Midland and Dallas, Texas for the entire six months and began operations in a newly established Houston, Texas center during the fourth quarter of 1998.

     Revenues from the Canadian data acquisition operations increased $9.7 million, or 217.3%, from $4.5 million in 1997 to $14.2 million in 1998. The Company acquired these operations from Solid State effective September 30, 1997. The increase in 1998 is the result, therefore, of including a full year of operations in the results of 1998 versus only three months in 1997. From time to time during 1998, the Company operated as many as six land seismic crews throughout Canada.

     The Company began its multi-client data acquisition activities in the United States and Canada during 1998. Crew operations began in the second quarter with significant activity occurring in both the third and fourth quarters. The Company has completed or is conducting eleven data library projects totaling approximately 1,237 square miles in Texas, California, Wyoming and Canada. At December 31, 1998, 624 square miles had been completed and an additional 246 square miles are scheduled to be completed by March 31, 1999. The remaining 367 square miles are to be completed later in 1999. Average underwriting on the programs completed and in progress at March 26, 1999 is approximately 77%. The Company continues to expand its strategy of building a strong multi-client data library and has identified and is currently evaluating projects totaling an additional 900 square miles for possible acquisition in 1999 and beyond. The Company and GGI had no multi-client data activity in 1997. Revenues associated with the underwriters' portion of multi-client data programs are recognized as part of the data acquisition revenues discussed above in the southern United States, northern United States and Canada.

     Revenues in Latin America decreased $5.9 million, or 10.2%, from $58.6 million in 1997 to $52.6 million in 1998. During 1998, the Company operated as many as eight land seismic crews in Brazil, Guatemala, Colombia, Ecuador and Bolivia. During 1997, combined Latin American operations for GGI and the Company, while operating in the same countries, consisted of as many as ten land seismic data acquisition crews. The Brazilian operations were completed in March 1998 and the equipment was moved to work in Guatemala. The Colombian operations were completed in the third quarter of 1998 and both the Guatemalan and Bolivian contracts were finished in the fourth quarter of 1998. Ecuadorian operations were completed in February 1999. The Company currently has one land crew mobilizing to a project in Guatemala and one transition zone crew mobilizing in Brazil. There are currently no active crews operating in Latin America.

     Revenues from the Far East increased $16.6 million, or 123.1%, from $13.5 million in 1997 to $30.1 million in 1998. During 1998, the Company operated as many as five crews in the region: one land and two transition zone crews in Bangladesh and one land and one transition zone crew in Indonesia. During 1997, in Bangladesh, GGI and the Company operated one crew for the entire year and mobilized one additional transition zone crew that began operations in July 1997. By December 1998 there were three active crews in the region. As of March 26, 1999 the Company's Far East operations consisted of one land crew operating in Bangladesh.

     Expenses. Direct operating expenses for the twelve months ended December 31, 1998 increased $29.5 million, or 29.7%, to $129.0 million compared with $99.4 million for the twelve months ended December 31, 1997. Direct operating expenses as a percentage of revenues decreased to 73.5% in 1998 from 76.2% in 1997. The overall dollar increase was the result of increased crew activity in the southern United States and the Far East and the inclusion of a full year of Solid State's results in 1998 versus only three months in 1997. The percentage decrease is the result of improvements in operating efficiencies primarily in the United States. These improvements were the results of upgrading and expanding the Company's seismic data recording equipment, careful and detailed project cost analysis and management's ability to properly assess operating risk.

     Selling, general and administrative expenses for the twelve months ended December 31, 1998 increased $4.2 million to $14.2 million from $10.0 million in 1997. Selling, general and administrative expenses as a percentage of revenue increased only marginally to 8.1% in 1998 from 7.6% in 1997. The overall dollar increase was primarily due to an approximate $1.5 million increase as a result of the inclusion of Solid State for a full year in 1998 versus only three months in 1997, $1.1 million of additional costs incurred to develop international and domestic markets and $537,000 for corporate provisions for doubtful accounts and incentive bonuses and the remainder related to a general increase in corporate support services.

     Depreciation and amortization increased $9.3 million to $22.3 million in 1998 from $13.0 million for 1997. The increase was due to an increase of approximately $3.8 million due to the inclusion of Solid State for a full year in 1998 versus only three months in 1997, $1.5 million for the amortization of goodwill and $3.8 million of depreciation on newly purchased assets.

     The charge for asset impairment was $3.8 million for 1998 compared to $6.4 million in 1997. At December 31, 1998 the Company recorded a special charge of $3.2 million to reduce the carrying value of its multi-client data, acquired through the purchase of Solid State during the fourth quarter of 1997, to its net realizable value based on current estimates of future licensing prospects for such data. The charge for asset impairment recorded in 1997 included a special charge of $5.9 million to write down the acquired Solid State multi-client data to its then estimated net realizable value. Also included in 1998 was a charge of $564,000 relating to the write-down in the carrying value of certain non-operating depreciable fixed assets to salvage value. The remaining 1997 charge relates to a $247,000 write-down in the carrying value of certain non-operating depreciable fixed assets to salvage value and a $253,000 write-down in the carrying value of certain other investments and joint ventures.

     Other Income (Expenses). Interest expense, net, increased $4.2 million to $9.3 million in 1998 from $5.1 million in 1997. This increase was the result of interest on debt both incurred and assumed by the Company as a result of the Solid State acquisition and from the sale on February 18, 1998 of $100 million of 9 3/4% senior notes due 2008 (the "Senior Notes"). Proceeds from the sale were used to retire substantially all of the Company's outstanding indebtedness, to fund capital expenditures and to provide working capital for general corporate purposes.

     Reorganization costs of $3.5 million in 1997 related to charges incurred in connection with GGI's reorganization, which began in December 1996 and was completed in September 1997. No comparable reorganization charges were incurred by the Company in the three months ended December 1997 or for the twelve months ended December 31, 1998. No comparable reorganization costs are expected to be incurred in the future.

     Other income of $1.0 million for 1997 was the result of settlement of a longstanding dispute between one of GGI's Brazilian subsidiaries and a former customer relating to services rendered on contracts dating back to 1983. In settlement of all claims, GGI received payment, net of related costs and expenses, of approximately $2.4 million in July 1997. Income from that settlement was offset by approximately $767,000 in costs associated with the Acquisition and approximately $289,000 of foreign currency exchange losses, primarily related to US dollar based loans owed by Solid State prior to the Acquisition. In 1998, the Company recorded $635,000 in litigation expense associated with the settlement, representing the cash paid by Elliott and the $0.25 discount permitted the plaintiffs to purchase Grant common stock in the subscription offering (see Note 13 to the Consolidated Financial Statements).

     Tax Provision. The income tax provision in both periods consisted of income taxes in foreign countries. The increase in 1998 compared with 1997 is a result of higher taxable income in Indonesia and Guatemala. No provision for United States federal income tax was made in 1997 as GGI and the Company each had taxable losses for which no benefit was recorded under FAS 109. In 1998, the Company provided for approximately $100,000 of alternative minimum tax in the United States.

The Company and GGI Combined Twelve-Month Period Ended December 31, 1997 Compared With GGI's Year Ended December 31, 1996

     The following analysis compares the combined operating results of the Company for the three-month period ended December 31, 1997 (including the operating results of Solid State for such period) and the operating results of GGI for the nine-month period ended September 30, 1997 with the operating results of GGI for the twelve months ended December 31, 1996. As described above, Grant began operations immediately following its acquisition of substantially all of the assets and certain liabilities of GGI, and Grant acquired Solid State in December 1997. Because of the significant changes in Grant's corporate structure and scope of operations and the consummation of the Plan, comparisons may not be meaningful.

     Revenues. Combined revenue of GGI and the Company for the twelve months ended December 31, 1997 were $130.6 million compared with $105.5 million of revenue realized by GGI for the twelve months ended December 31, 1996. The increase of $25.1 million, or 23.7%, was the result of growth in revenues in both the United States and Bangladesh and the inclusion of Solid State's results of operations for the quarter ended December 31, 1997.

     Revenues from the United States data acquisition operations increased $11.6 million, or 27.6%, from $42.1 million in 1996 to $53.7 million in 1997. This increase was primarily attributed to two transition zone crews operating along the Gulf Coast and the addition of two Solid State crews for the quarter ended December 31, 1997. From time to time during each period, GGI and the Company operated as many as seven seismic data acquisition crews in the United States compared with a peak of 8 crews in 1996.

     Revenues in Latin America increased $1.4 million, or 2.5%, from $57.1 million in 1996 to $58.6 million in 1997. During 1997, combined Latin American operations for GGI and the Company consisted of as many as ten land seismic data acquisition crews operating in Colombia, Ecuador, Brazil, Guatemala, Bolivia, and Venezuela. The Company completed operations in Venezuela in early October 1997 and transferred personnel and equipment to Canada. From time to time during 1996, GGI operated as many as nine seismic crews in the region, including four in Peru, two in Colombia and one in each of Bolivia, Brazil and Ecuador.

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

     Expenses. The combined direct operating expenses for GGI and the Company for the twelve months ended December 31, 1997 decreased $36.9 million to $99.4 million compared with $136.3 million for GGI's twelve months ended December 31, 1996. Direct operating expenses as a percentage of revenues decreased to 76.2% in 1997 from 129.2% in 1996. During 1996 GGI experienced significant cost overruns, which increased direct operating expenses on several crews operating in the United States. Most notable were higher than anticipated costs incurred by a transition zone crew as a result of adverse weather conditions and costs associated with the unsuccessful deployment of a proprietary data recording system. The proprietary data recording system was abandoned in November 1996. Also in 1996, GGI's Peruvian operations experienced crew costs significantly higher than originally projected primarily due to a combination of modified job parameters that were not accurately reflected in the turnkey contract price and a lack of effective crew oversight.

     Selling, general and administrative expenses for GGI and the Company for the twelve months ended December 31, 1997 decreased $7.9 million to $10.0 in 1997 from $17.9 million in 1996. Selling, general and administrative expenses also decreased as a percentage of revenue to 7.6% in 1997 from 17.0% in 1996. The decrease was primarily the result of general expense reduction initiatives in 1997 and the accrual of certain nonrecurring charges and allowances in 1996, including an approximate $5.5 million increase in reserves for doubtful accounts.

     Depreciation and amortization increased $1.5 million to $13.0 in 1997 from $11.5 million for 1996. This increase was the result of depreciation on the Solid State assets for the quarter ended December 31, 1997.

     The charge for asset impairment was $6.4 million for 1997 compared to $5.8 million in 1996. At December 31, 1997 the Company recorded a special charge of $5.9 million to reduce the carrying value of its multi-client data to net realizable value based on future licensing prospects for such data. The remaining 1997 charge relates to a $247,000 write-down in the carrying value of certain non-operating depreciable fixed assets to salvage value and a $253,000 write-down in the carrying value of certain other investments and joint ventures. At December 31, 1996, GGI recorded a special charge for asset impairment of $5.8 million. The charge relates solely to the write-down of the carrying value of a proprietary data recording system that GGI was developing for use by its seismic data acquisition crews, but which was abandoned in November of 1996.

     Other Income (Expenses). Interest expense, net, decreased $2.4 million to $5.1 million in 1997 from $7.5 million in 1996. This was the result of a $3.3 million decrease due to a reduction in the use of credit facilities in Latin America during all of 1997 and in the United States during the quarter ended December 31, 1997. This decrease was partially offset by $981,000 of interest expense incurred by Solid State during the quarter ended December 31, 1997.

     Reorganization costs of $412,000 in 1996 and $3.5 million for 1997 related to charges incurred in connection with GGI's reorganization, which began in December 1996 and was completed in September 1997. The Company incurred no reorganization charges in the three months ended December 1997.

     Other income for 1997 of $1.0 million was the result of the aforementioned settlement of a longstanding dispute between one of GGI's Brazilian subsidiaries and a former customer relating to services rendered on contracts dating back to 1983. In settlement of all claims, GGI received payment, net of related costs and expenses, of approximately $2.4 million in July 1997. Income from that settlement was offset by approximately $767,000 costs associated with the Acquisition and approximately $289,000 of foreign currency exchange losses, primarily related to US dollar based loans owed by Solid State prior to the Acquisition.

     Tax Provision. The income tax provision in both periods consisted of income taxes in foreign countries. The increase in 1997 compared with 1996 is a result of higher taxable income in Colombia and Ecuador. No provision for United States federal income tax was made in either period as GGI and the Company each had taxable losses for which no benefit was recorded under FAS 109.

SEASONALITY

     The Company's land and transition zone seismic data acquisition activities are traditionally seasonal in nature, with decreased revenues experienced during the first quarter of each year due to the effects of weather conditions in the United States and delays by customers in committing their annual geophysical expenditure budgets to specific projects.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's internal sources of liquidity are its cash balances ($1.2 million at March 26, 1999) and cash flow from operations. External sources include the unutilized portion of the Company's credit facility entered into with Elliott (the "Credit Facility") ($2 million at March 26, 1999), equipment financing and trade credit. The Credit Facility contained a $15 million revolving credit facility, which currently provides for borrowings at an interest rate per annum of the prime rate plus 2%, secured by liens on substantially all of the assets of the Company and certain of its subsidiaries. In April, 1999, the Credit Facility was extended to $20.0 million. In addition to its borrowing under the Credit Facility, the Company periodically enters into equipment financing agreements with sellers of seismic data acquisition equipment to pay all or a portion of the purchase price of such equipment and regularly utilizes normal trade credit in connection with certain of its purchases of goods and services to support its ongoing field crew activities. At December 31, 1998, the Company had violated a covenant in the Credit Facility which limited the capital expenditures for any one year to a maximum of $14 million. The Company obtained a consent and waiver to the default from Elliott effective December 31, 1998.

     The Company has outstanding $100 million aggregate principal amount of Senior Notes. The Senior Notes are governed by an indenture, dated February 18, 1998, between the Company, its subsidiary guarantors and LaSalle National Bank, as trustee (the "Indenture"). The Notes bear interest at 9 3/4% per annum, payable semiannually, and were sold at a discount to yield 9 7/8% per annum. The net proceeds from the sale of the Notes were used to retire substantially all of Grant's then outstanding indebtedness, purchase certain leased equipment and provide for working capital.

     At March 26, 1999, the Company's total indebtedness was approximately $117.6 million. The Company's total indebtedness is comprised of $99.3 million aggregate principal amount of the Senior Notes, $13.0 million outstanding on the Credit Facility and $5.3 million of combined loans and capitalized leases incurred for the purpose of financing capital expenditures.

     The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, make principal and interest payments required by the terms of its indebtedness and fund expenses associated with the implementation of its business strategy, including the acquisition and processing of multi-client data. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations. These operations accounted for 47.1% of total revenues for the twelve months ended December 31, 1998.

     Combined capital expenditures for the twelve months ended December 31, 1998 were $23.9 million. Capital expenditures are used primarily by the Company to upgrade and expand its seismic data acquisition equipment. The projected capital budget for 1999 is estimated to be between $3 million and $5.5 million and is dependent on future crew activity. In 1999, such expenditures are required primarily to maintain the Company's seismic data acquisition and recording equipment. For 1998, the Company committed approximately $26.2 million of expenditures for seven multi-client data acquisition projects principally located in Texas with one project located in Canada. Customer commitments for completed or in-process surveys are averaging approximately 77% of the project costs. Net investment by the Company for these projects was $5.1 million. In 1999, the Company projects committing approximately $39.1 million, before customer commitments, for nine multi-client data acquisition projects located in Texas, California, Wyoming and Canada. Final commitment by the Company to these projects is dependent on securing adequate initial customer underwriting.

     The Company will require substantial cash flow to continue operations on a satisfactory basis, complete its capital expenditure program, fully implement its business strategy and meet its principal and interest obligations with respect to the Notes and its other indebtedness. The Company anticipates that available cash, cash flow generated from operations, borrowings under the Credit Facility and borrowings to be negotiated in the near future will provide sufficient liquidity to fund these requirements for the foreseeable future. However, the Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions and other factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or otherwise comply with the terms of the Indenture, the Credit Facility or its other debt instruments, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that such refinancing or additional financing will be available on terms acceptable to the Company.

FOREIGN EXCHANGE GAINS AND LOSSES

     The Company conducts a substantial portion of its business in currencies other than the U.S. or Canadian dollars, particularly various Latin American currencies, and its operations are subject to fluctuations in foreign currency exchange rates. Accordingly, certain of the Company's international contracts could be significantly affected by fluctuations in exchange rates, particularly in Brazil and Colombia. The Company's international contracts requiring payment in currency other than U.S. or Canadian dollars typically are indexed to inflationary tables and generally are used for local expenses. The Company attempts to structure the majority of its international contracts to be billed and paid at a certain U.S. dollar conversion rate. Grant is presently using a forward contract to hedge the value of the U.S. dollar on a 30 to 60 day basis. The notional amount hedged is approximately $427,000 at December 31, 1998.

     GGI's operating results were negatively impacted by foreign exchange losses of approximately $251,000 for the twelve months ended December 31, 1996, and $98,000 during the nine months ended September 30, 1997. The Company's operating results were negatively impacted by foreign exchange losses of approximately $289,000 and $485,000 during the three months ended December 31, 1997 and the year ended December 31, 1998, respectively.

EFFECTS OF INFLATION

     Current economic conditions indicate that the costs of exploration and production for oil and gas are decreasing. The oil and gas industry historically has experienced periods of cost decreases within short periods of time as demand for drilling rigs, drilling pipe and other materials and supplies decreases. The oil and gas industry is currently experiencing such decreases in demand, which have historically led to decreases in costs. The Company does not anticipate any immediate benefit from the decreases in exploration and production costs due to the adverse effect resulting from the overall decrease in demand.

YEAR 2000 COMPLIANCE

     The Company has developed a formal plan to address Year 2000 ("Y2K") issues as they relate to the Company's business and its operations. In accordance with that plan, the Company is taking inventory of, assessing, testing and remediating where necessary, all hardware and software used in its business. The Company is similarly identifying all external relationships, including vendors, suppliers and customers, and will contact all of those entities considered important or critical to its ongoing operations, to determine their own level of Y2K readiness. In addition, the Company is preparing contingency plans to address failures in unidentified systems or temporary disturbances in local utilities and infrastructure. The Company estimates that it will complete its plan, including remedial action, by the end of the third quarter of 1999.

     Incremental out-of-pocket costs incurred to date to address the Y2K issue amount to approximately $950,000. The Company anticipates that an additional $1.0 million will be expended during 1999 relating to this issue. These costs have been, and are expected to continue to be, funded by cash flows from operations.

     To date, 90% of critical items have been inventoried and assessed, primarily by third party vendors. Internal business units are expected to have completed all inventory by the end of April 1999. Internal assessment, testing and remediation of critical components is expected to be complete by the end of the second quarter, with the exception of some business applications, which are expected to be tested and deployed by the end of the third quarter 1999. It is anticipated that contingency planning and change control procedures will continue until the end of 1999. Inventory and assessment of critical vendors / suppliers is underway and expected to be complete by the end of April 1999.

     While the Company believes that it has a readiness plan that will mitigate the risk that the Y2K issue will have a material adverse effect on its business, the ultimate impact of this issue on the Company is uncertain. Long term interruptions in suppliers' ability to deliver critical components, third parties' ability to supply utilities or telecommunications to the Company's offices or field locations; or the Company's failure to complete, in a timely manner, the remediation of its non-compliant computer-controller equipment, could result in delayed delivery of products to customers, resulting in a material adverse effect on earnings and cash flow. Therefore, there can be no assurance that the Y2K issue will not have a material effect on the Company's financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company will apply the guidance set forth in this SOP effective January 1, 1999, and, based on current circumstances, does not believe that the effect of this SOP will be material to the Company's financial position, results of operations or cash flows.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative financial instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value, with certain changes in fair value recognized currently in earnings. The Company will be required to adopt SFAS No. 133 in the first quarter of 2000, and has not yet determined the impact of adoption.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age and current principal position of each director, executive officer and significant employee of the Company at March 26, 1999 are as follows:


             NAME                          AGE                         POSITION
             ----                          ---                         --------
Donald W. Wilson....................       51       Chairman of the Board
Richard H. Ward.....................       55       President and Chief Executive Officer
Stephen H. Wood.....................       58       Vice President and Chief Operating Officer
Ben L. Roberts .....................       53       Vice President and Chief Financial Officer
Michael P. Keirnan..................       47       Vice President, Assistant to the President
Barry K. Burt  .....................       49       Vice President - International Operations
W. Richard Anderson.................       45       Director
James R. Brock .....................       39       Director
J. Kelly Elliott....................       68       Director
Jonathan D. Pollock.................       35       Director
Donald G. Russell...................       67       Director

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

     DONALD W. WILSON has served as Chairman of the Board of the Company since April 28, 1998 and as a director of the Company since January 1998. Since October 1998, Mr. Wilson has served as President and Chief Operating Officer of Odyssea Marine, Inc., a marine services and power generation company. Mr. Wilson served as President and Chief Executive Officer of Prime Natural Resources, Inc. (formerly F-W Oil Interests, Inc.), an oil and gas exploration and production company, from January 1996 until October 1998. From January 1995 through December 1995, Mr. Wilson served as Executive Vice President -- Worldwide Operations of J. Ray McDermott, S.A., a marine engineering and construction company. From December 1992 through December 1994, Mr. Wilson served as President of OPI International, Inc., a subsidiary of Offshore Pipelines, Inc. an international marine construction company.

     RICHARD H. WARD has held senior management positions at several oilfield companies, including Western Atlas, Landmark Graphics and Geosource, and with international oil companies, including YPF S.A. and Canadian Hunter. Mr. Ward has served as President and Chief Executive Officer since February 1999.

     STEPHEN H. WOOD has served in all facets of the geophysical business globally and has held senior management positions at Geosource, Halliburton Geophysical, VorTex and Universal Seismic. Mr. Wood has served as Vice President and Chief Operating Officer since February 1999.

     BEN L. ROBERTS has served as Vice President and Chief Financial Officer of Grant Geophysical, Inc. since August 1998. From 1995 through 1998, Mr. Roberts was engaged in private consulting and investment banking primarily in the energy and energy services industries. Mr. Roberts served as founding Corporate Treasurer of Sterling Chemicals, Inc. from 1986 until 1994. From 1975 until 1986 Mr. Roberts was with Roy M. Huffington, Inc. (HUFFCO) where he served as both Controller and Vice President and Chief Financial and Administrative Officer of Huffco's Indonesia Joint Venture business for approximately five of his ten year tenure there.

     MICHAEL P. KEIRNAN has served as Assistant to the President since August 1998 and as Vice President and Chief Financial Officer of the Company from September 30, 1997 until August 1998. He was Vice President and Chief Financial Officer of GGI from February 1997 until September 30, 1997. From March 1996 until February 1997, Mr. Keirnan served as Manager of Treasury Operations of Gundle/SLT Environmental, Inc., a plastic lining manufacturing company. Mr. Keirnan also served as Controller and Treasurer of GGI from June 1993 through March 1996 and held other senior financial management positions with GGI since 1988.

     BARRY K. BURT has served as Vice President-International Operations of the Company since September 30, 1997, and was Vice President-International Operations of GGI from December 1996 until September 30, 1997. From 1986 through December 1996, Mr. Burt held a variety of management positions with GGI in international operations.

     W. RICHARD ANDERSON has served as a director of the Company since January 1998. Mr. Anderson previously served as a director of Solid State from December 1996 through December 1997. He has served as a partner, and later as a managing partner, of Hein & Associates LLP, a certified public accounting firm. He is currently the Executive Vice President and Chief Financial Officer and a director of Prime Natural Resources, Inc., an oil and gas exploration and production company.

     JAMES R. BROCK has served as a director of the Company since January 1998. Since October 1998, Mr. Brock has served as Executive Vice President and Chief Financial Officer of Odyssea Marine, Inc., a marine services and power generation company. From January 1995 through October 1998, Mr. Brock served as Executive Vice President and Chief Financial Officer of Prime Natural Resources, Inc. (formerly F-W Oil Interests, Inc.), an oil and gas exploration and production company, and also served as a director of that Company through February 1998. From January 1993 until January 1995, Mr. Brock served as Vice President-Treasurer of Offshore Pipelines, Inc., an international marine construction company and also as its Corporate Controller and Chief Accounting Officer from 1990. He was employed by Arthur Andersen & Co., from 1981 to 1990.

     J. KELLY ELLIOTT has served as a director of the Company since September 30, 1997. Until that time, Mr. Elliott was Chairman of the Board of GGI beginning on November 20, 1996. He previously served as Chairman of the Board of GGI from June 1993 through November 1995. Mr. Elliott has served as Chairman, President, and Chief Executive Officer of Sigma Electronics, Inc., an electronics and manufacturing company, since 1991. Mr. Elliott is also Chairman of Seaboard International, a wellhead and valve manufacturing company. Mr. Elliott has no affiliation with Elliott Associates or Westgate.

     JONATHAN D. POLLOCK has served as a director of the Company since September 30, 1997 and as Chairman of the Board of the Company from September 30, 1997 until April 28, 1998. Mr. Pollock has served as a Portfolio Manager with Stonington Management Corporation, the management company of Elliott and Westgate since 1989. Mr. Pollock is also a director of Tatham Offshore, Inc., an oil and gas exploration services company, Chairman of Prime Natural Resources, Inc., an oil and gas exploration and production company, Chairman of the Board of Horizon Offshore, Inc., an offshore oil and gas pipeline construction company, and Chairman of the Board of Odyssea Marine, Inc., a marine services company.

     DONALD G. RUSSELL has served as a director of the Company since September 30, 1997 and a director of GGI from February 1997 until September 30, 1997 and from July 1993 through November 1995. Mr. Russell served as Chairman of the Board and Chief Executive Officer of Sonat Exploration Company, an oil and gas exploration company, from 1988 until May 1998, and a director of Sonat, Inc., a diversified energy company, from 1994 until May 1998. He has been Chairman of the Russell Companies since May 1998.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table summarizes information concerning the compensation of the Company's Chief Executive Officer and the other four most highly compensated executive officers for 1998 (the "Named Executive Officers"). The Company was organized in September 1997 and did not conduct any operations or have any employees before the Effective Date. As a result, the Company does not have any executive officers with respect to whom disclosure of executive compensation is required under the Securities Act or the rules and regulations promulgated thereunder for 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term
                                                        Annual Compensation            Compensation
      Name and                                      ---------------------------------- ------------
      Principal                                                           Other Annual    Awards       All Other
      Position                                      Year         Salary   Compensation    Options    Compensation
      --------                                      ----        --------  ------------  -----------  ------------
Larry E. Lenig, Jr(1).............................   1998       $180,000                 340,000       $ 8,700
Chief Executive Officer

Ben L. Roberts (2) ...............................   1998      $  42,308                  51,000           --
Vice President, Chief Financial Officer

Michael P. Keirnan(3).............................   1998      $  97,000                  36,000       $ 1,391
Vice President and Assistant to the President

Barry K. Burt.....................................   1998       $112,600                  36,000       $ 7,667
Vice President, International Operations

D. Hugh Fraser (4)................................   1998       $104,400                  36,000       $ 8,727
Vice President, Southern U.S. Operations

(1) Mr. Lenig became President and Chief Executive Officer effective September 30, 1997. In conjunction with his appointment, Mr. Lenig was awarded stock options. Mr. Lenig resigned as President and Chief Executive Officer on January 27, 1999.

(2)  Mr. Roberts became Chief Financial Officer effective August 25, 1998.

(3) Mr. Keirnan was Chief Financial Officer and became Assistant to the President effective August 25, 1998.

(4) Mr. Fraser, effective March 12, 1999, became the Director of Sales and Marketing. The following table sets forth additional information with respect to stock options granted in 1998 under the Company's Incentive Plan to the Named Executive Officers.

                              OPTION GRANTS IN 1998

                                     INDIVIDUAL GRANTS
                                                                                     POTENTIAL REALIZABLE VALUE AT
                                        % OF TOTAL                                       ASSUMED ANNUAL RATES
                                          OPTIONS                                     OF STOCK PRICE APPRECIATION
                                        GRANTED TO     EXERCISE OR                          FOR OPTION TERM
                             OPTIONS   EMPLOYEES IN    BASE PRICE                     ------------------------------
        NAME                 GRANTED    FISCAL YEAR      ($/SH)      EXPIRATION DATE        5%           10%
        ----                 -------    -----------      ------      ---------------        --           ---
Larry E. Lenig, Jr.........   240,000      15.3%          5.76      February 18, 2008      $391,000     $622,000
                              100,000       6.4%          4.75      September 22, 2000      110,000      121,000
Ben L. Roberts.............    51,000       3.3%          5.76      August 19, 2008          83,000      132,000
Michael P. Keirnan.........    36,000       2.3%          5.76      February 18, 2008        59,000       93,000
Barry K. Burt..............    36,000       2.3%          5.76      February 18, 2008        59,000       93,000
D. Hugh Fraser.............    36,000       2.3%          5.76      February 18, 2008        59,000       93,000

     The following table sets forth information with respect to the unexercised options to purchase shares of common stock which were granted in 1998 or a prior year under the Company's 1997 Equity and Performance Incentive Plan to the Named Executive Officers and held by them at December 31, 1998. None of the Named Executive Officers exercised any stock options during 1998.

                       AGGREGATED OPTION EXERCISES IN 1998
                         AND 1998 YEAR-END OPTION VALUES

                                                                                        VALUE OF UNEXERCISED
                                                     NUMBER OF UNEXERCISED               IN-THE-MONEY OPTION
                                                      OPTIONS AT YEAR-END                  AT YEAR-END(1)
                                                 ------------------------------     -----------------------------
         NAME                                     EXERCISABLE     UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
         ----                                    ------------     -------------     -------------   -------------
Larry E. Lenig, Jr...........................       80,000         260,000          $      --             --
Ben L. Roberts...............................           --          51,000                 --             --
Michael P. Keirnan...........................       12,000          24,000                 --             --
Barry K. Burt................................       12,000          24,000                 --             --
D. Hugh Fraser...............................       12,000          24,000                 --             --

-------------

(1)  There is no trading market for the Common Stock

EMPLOYMENT AGREEMENTS

      On January 27, 1999, the Company entered into a Separation Agreement and Release (the "Separation Agreement") with Larry E. Lenig, Jr. in connection with his resignation as the Company's President and Chief Executive Officer. Under the terms of the Separation Agreement, Mr. Lenig will receive $15,000 per month, plus health benefits, from March 1999 through December 2001 and $7,500 per month, plus health benefits, from January 2002 through December 2003. Mr. Lenig also received a bonus of $180,000, which was earned pursuant to his employment agreement with the Company based upon the Company's 1998 results, and was allowed to retain one-third (80,000) of the stock options awarded to him under the 1997 Equity and Performance Incentive Plan. The stock options retained by Mr. Lenig are exercisable until February 2002. Mr. Lenig agreed that, for a five-year period, he would not (i) compete with the Company, (ii) contact the Company's customers or (iii) solicit any of the Company's employees to leave the Company. The Separation Agreement replaced and superseded the Restated and Amended Employment Agreement between the Company and Mr. Lenig dated October 1, 1997.

     Effective February 3, 1999, Grant entered into an employment agreement with Richard H. Ward, pursuant to which Mr. Ward agreed to serve as President and Chief Executive Officer of the Company. Mr. Ward's employment agreement has an initial term through February 3, 2002, and provides for an annual base salary of $225,000. In the event Mr. Ward is terminated without "cause" (as defined in his employment agreement), the Company must make base salary payments for the remainder of the term of his agreement. In the event the Company terminates Mr. Ward's employment because the Board of Directors reasonably determines that Mr. Ward has failed to perform his obligations under his employment agreement in a manner consistent with the Board's expectations, the Company must make payments of 50% of the base salary for the remainder of the term of his agreement. Mr. Ward also agreed not to compete against the Company throughout the term of his employment and for two years thereafter, and not to disclose any confidential information during and after the term of his employment.

     Effective February 24, 1999, Grant entered into an employment agreement with Stephen H. Wood, pursuant to which Mr. Wood agreed to serve as Chief Operating Officer of the Company. Mr. Wood's employment agreement has an initial term through February 24, 2002, and provides for an annual base salary of $200,000. In the event Mr. Wood is terminated without "cause" (as defined in his employment agreement), the Company must make payments of 50% of the base salary for the remainder of the term of his agreement. Mr. Wood also agreed not to compete against the Company throughout the term of his employment and for two years thereafter, and not to disclose any confidential information during and after the term of his employment.


1997 EQUITY AND PERFORMANCE INCENTIVE PLAN

     The 1997 Equity and Performance Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors and approved by Grant's stockholders in December 1997. The Incentive Plan was amended in September 1998 to increase the number of shares reserved for issuance under the Incentive Plan from 1,450,000 shares of Grant Common Stock to 1,900,000 shares of Grant Common Stock and subsequently, in February 1999, to 2,000,000 shares of Grant Common Stock. The Incentive Plan provides for the grant to officers (including officers who are also directors), employees, consultants and nonemployee directors of Grant and its subsidiaries, of "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986 (the "Code"), nonstatutory stock options, stock appreciation rights and restricted shares and deferred shares of Grant Common Stock (collectively, the "Awards"). The Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.

     The Incentive Plan is required to be administered by the Board of Directors or by a committee of the Board of Directors consisting of at least two nonemployee directors. The Board of Directors or its designated committee will select the employees and non-employee directors to whom Awards may be granted and the type of Award to be granted and determine, as applicable, the number of shares to be subject to each Award, the exercise price and the vesting. In making such determinations, the Board of Directors or its designated committee will take into account the employee's present and potential contributions to the success of the Company and other relevant factors. As of December 31, 1998, Awards covering 1,662,300 shares had been made by the Board of Directors. During 1998, there were 57,600 cancellations due to termination. The Awards outstanding consist of 1,568,700 nonstatutory stock options that will vest annually in equal one-third increments beginning on December 31, 1998. All options have an average exercise price of $5.76 per share (range of $4.75 to $6.84 per share), subject to adjustment in certain circumstances. In addition, 6,000 restricted shares (36,000 total restricted shares) were granted to each non-employee director. One-half (or 3,000) of such shares became unrestricted on August 18, 1998 and the remaining 3,000 became unrestricted on February 18, 1999, subject to the satisfaction of certain conditions set forth under the Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock at March 26, 1999 by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of the Common Stock, (ii) each director and executive officer and (iii) all executive officers and directors as a group, including persons deemed to share voting and investment power.

                                                        AMOUNT
                                                          AND           PERCENT
                                                       NATURE OF          OF
                                                      BENEFICIAL        COMMON
NAME OF BENEFICIAL OWNER                               OWNERSHIP         STOCK
-------------------------                             ----------       --------
Elliott Associates, L.P. (1)..................         6,154,667         42.7%
Westgate International, L.P.(2)...............         6,154,666         42.7%
Donald W. Wilson..............................             6,000            *
Richard H. Ward...............................                --            *
Steven H. Wood................................                --            *
Ben L. Roberts................................                --            *
Michael P. Keirnan............................                --            *
Barry K. Burt.................................                --            *
W. Richard Anderson...........................             6,000            *
James R. Brock................................             6,000            *
J. Kelly Elliott..............................             6,000            *
Jonathan D. Pollock...........................             6,000            *
Donald G. Russell.............................             6,000            *
All executive officers and
   directors as a group
   (11 persons)...............................            36,000            *

-------------
*    Less than 1%.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On February 18, 1998, the Company issued $100 million aggregate principal amount of Senior Notes, which are guaranteed by certain subsidiaries of the Company. The proceeds received by the Company from the issuance of the Senior Notes were used in part to repay certain indebtedness of the Company held by Elliott, including the Subordinated Note in the principal amount of approximately $9.8 million, the Acquisition Financing in the principal amount of $15.8 million, and $1.6 million of revolving loans under the Credit Facility. Proceeds from the issuance of the Senior Notes were also used in part to repay certain indebtedness of the Company, which was incurred by Solid State, to Elliott and Westgate (the "Principal Shareholders"), in the aggregate principal amount of approximately $16.7 million and approximately $1.6 million of accrued interest. The proceeds of the issuance of the Senior Notes were also used by the Company to redeem the 10,000 shares of its Preferred Stock, described below, in the aggregate amount of $10.7 million.

     On June 5, 1998, the Company redeemed 10,000 shares of Preferred Stock held by Westgate, representing all of the then issued and outstanding shares of Preferred Stock, for the redemption price of $10.7 million. The redemption price represented the liquidation amount of such shares of Preferred Stock, together with all accumulated, accrued and unpaid dividends. Upon redemption, the shares of Preferred Stock were canceled, retired and eliminated from the shares that the Company is authorized to issue.

     On June 5, 1998, in connection with the transaction to redeem the 10,000 shares of Preferred Stock, the Company and Elliott amended the Credit Facility to increase the Company's maximum borrowing capacity from $5 million to $15 million and to extend the term of the facility from March 31, 1999 to March 31, 2000. The Company is required to pay interest on the outstanding principal balance under the Credit Facility at a rate per annum equal to the prime rate plus 2%. The indebtedness under the Credit Facility is secured by liens on substantially all of the assets of the Company and its subsidiaries and by a pledge by the Company of certain notes and all of the outstanding stock of its subsidiaries. Certain subsidiaries of the Company have guaranteed the Company's obligations under the Credit Facility. Each such subsidiary has pledged its assets in favor of Elliott to secure its obligations under its respective guaranty. As of March 26, 1999, the amount outstanding under the Credit Facility is $13.0 million. In April 1999, the Credit Facility was extended to $20.0 million. At December 31, 1998, the Company had violated a covenant in the Credit Facility which limited the capital expenditures for any one year to a maximum of $14 million. The Company obtained a consent and waiver to the default from Elliott effective December 31, 1998.

     Pursuant to the Plan, in 1998 the Company was required to conduct a subscription offering (the "Subscription Offering") of shares of Common Stock to certain holders of claims and other interests under the Plan. The Principal Shareholders exercised their right under that certain registration rights agreement among the Company and the Principal Shareholders, dated September 19, 1997, as amended, to participate in the Subscription Offering. On July 7, 1998, the Company's registration statement on Form S-1 to register 3,459,414 shares of Common Stock held by the Principal Shareholders was declared effective. A total of 2,080,722 shares of Common Stock were subscribed for in the Subscription Offering, representing 14.6% of the outstanding common stock of the Company. The Company did not receive any proceeds from the Subscription Offering. The total proceeds received by the Principal Shareholders was approximately $9.9 million.

     Jonathan Pollock, a director of the Company, is a Portfolio Manager with Stonington Management Corporation, the management company of Elliott and Westgate. Donald W. Wilson, director and Chairman of the Board of Directors, James R. Brock and Richard Anderson, each directors of the Company, all serve as officers of affiliates of Elliott.

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

(b)  REPORTS ON FORM 8-K

     On November 30, 1998, the Company filed a current report on Form 8-K related to the appointment of PricewaterhouseCoopers LLP as independent accountants to replace KPMG LLP.


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report or proxy statement covering the Company's last fiscal year has been or will be circulated to security holders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of April 1999.

                                         GRANT GEOPHYSICAL, INC.


                                         By: /s/ RICHARD H. WARD
                                            ----------------------------------
                                              Richard H. Ward
                                              President and Chief Executive
                                              Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 6th day of April 1999.


   SIGNATURE                                                       TITLE

/s/ RICHARD H. WARD                               President, Chief Executive Officer and Director (Principal
-------------------------------------             Executive Officer)
Richard H. Ward

/s/ BEN L. ROBERTS                                Chief Financial Officer, Treasurer and Secretary
-------------------------------------             (Principal Financial Officer)
Ben L. Roberts

/s/ CHARLES H. ACKERMAN
-------------------------------------             Controller (Principal Accounting Officer)
Charles H. Ackerman

/s/ DONALD W. WILSON
-------------------------------------             Chairman of the Board and Director
Donald W. Wilson

/s/ W. RICHARD ANDERSON
-------------------------------------             Director
W. Richard Anderson

/s/ JAMES R. BROCK
-------------------------------------             Director
James R. Brock

/s/ J. KELLY ELLIOTT
-------------------------------------             Director
J. Kelly Elliott

/s/ JONATHAN D. POLLOCK
-------------------------------------             Director
Jonathan D. Pollock

/s/ DONALD G. RUSSELL
-------------------------------------             Director
Donald G. Russell

                          INDEX TO FINANCIAL STATEMENTS


                                                                                          PAGE
                                                                                          ----
GRANT GEOPHYSICAL, INC. AND GGI LIQUIDATING CORPORATION

Report of Independent Accountants:
     Grant Geophysical, Inc............................................................... F-1

Independent Auditors' Report:
     Grant Geophysical, Inc................................................................F-2
     GGI Liquidating Corporation...........................................................F-3

Consolidated Balance Sheets:
     Grant Geophysical, Inc. as of December 31, 1997 and 1998..............................F-4

Consolidated Statement of Operations:
     GGI Liquidating Corporation for the year ended December 31, 1996 and for the nine-month period ended September 30, 1997....................................F-6
     Grant Geophysical, Inc. for the three-month period ended December 31, 1997 and the year ended December 31, 1998..................................................F-6

Consolidated Statement of Stockholders' Equity (Deficit):
     GGI Liquidating Corporation for the year ended December 31, 1996......................F-7
     Grant Geophysical, Inc. for the three-month period ended December 31, 1997 and the year ended December 31, 1998..............................................F-8

Consolidated Statement of Cash Flows:
     GGI Liquidating Corporation for the years ended December 31, 1996 and for the nine-month period ended September 30, 1997...................................F-10
     Grant Geophysical, Inc. for the three-month period ended December 31, 1997 and for the year ended December 31, 1998..............................................F-10

Notes to Consolidated Financial Statements.................................................F-12

Supplementary Financial Information........................................................F-36

                        REPORT OF INDEPENDENT ACCOUNTANTS


     To the Board of Directors and Stockholders of Grant Geophysical, Inc.


     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Grant Geophysical, Inc. and its subsidiaries at December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




     PRICEWATERHOUSECOOPERS LLP



     Houston, Texas
     April 6, 1999

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



     KPMG LLP

     Houston, Texas
     March 18, 1998

                          INDEPENDENT AUDITORS' REPORT


     The Board of Directors
     GGI Liquidating Corporation

       We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of GGI Liquidating Corporation (a debtor-in-possession as of December 31, 1996) (formerly Grant Geophysical, Inc.) and subsidiaries for the year ended December 31, 1996 and the nine month period ended September 30, 1997. These consolidated financial statements are the responsibility of GGI Liquidating Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GGI Liquidating Corporation and subsidiaries for the year ended December 31, 1996, and the nine month period ended September 30, 1997, in conformity with generally accepted accounting principles.

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



     KPMG LLP

     Houston, Texas
     December 22, 1997

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                       DECEMBER 31,   DECEMBER 31,
                                                                           1997           1998
                                                                       ------------   ------------

                                                      ASSETS
Current assets:
   Cash and cash equivalents .......................................   $      7,093   $      7,921
   Restricted cash .................................................            321            106
   Accounts receivable:
      Trade (net of allowance for doubtful accounts of $158 and
         $86 at December 31, 1997 and 1998, respectively) ..........         29,495         25,918
      Other ........................................................          2,487          1,663
   Inventories .....................................................            530            512
   Prepaids ........................................................          4,190          4,639
   Work in process .................................................          2,779          4,062
                                                                       ------------   ------------
         Total current assets ......................................         46,895         44,821

Property, plant and equipment:
   Land ............................................................            427            411
   Buildings and improvements ......................................          1,548          1,932
   Plant facilities and store fixtures .............................            876          1,142
   Machinery and equipment .........................................         70,151         89,779
                                                                       ------------   ------------
         Total property, plant and equipment .......................         73,002         93,264
   Less accumulated depreciation ...................................          8,498         27,359
                                                                       ------------   ------------
         Net property, plant and equipment .........................         64,504         65,905
Multi-client data, net .............................................          5,736         10,899
Goodwill, net ......................................................         36,304         36,592
Other assets .......................................................          2,265          8,224
                                                                       ------------   ------------
         Total assets ..............................................   $    155,704   $    166,441
                                                                       ============   ============


                                                       (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                DECEMBER 31,    DECEMBER 31,
                                                                                    1997            1998
                                                                                ------------    ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable, current portion of long-term debt and
     capital lease obligations ..............................................   $      1,158    $      2,522
   Accounts payable .........................................................         16,422          15,316
   Accrued expenses .........................................................         10,168           6,621
   Accrued interest .........................................................            150           3,798
   Foreign income taxes payable .............................................          2,807           2,191
                                                                                ------------    ------------
     Total current liabilities ..............................................         30,705          30,448

Revolving line of credit-affiliate ..........................................            800           8,000
Long-term debt and capital lease obligations ................................         64,609         102,817
Unearned revenue ............................................................          5,443           2,115
Other liabilities and deferred credits ......................................          2,369           1,059
Subordinated note ...........................................................          9,786            --
Stockholders' equity:
   Cumulative pay-in-kind preferred stock, $.001 par value. Authorized 20,000 shares; issued and outstanding 10,000 shares at December 31, 1997
   Authorized, issued and outstanding zero
   at December 31, 1998 .....................................................         10,000            --
   Common stock, $.001 par value.  Authorized 25,000,000
   shares; issued and outstanding 14,152,555 and 14,426,055
   shares at December 31, 1997 and 1998, respectively .......................             14              14
   Additional paid-in capital ...............................................         41,278          41,727
   Accumulated deficit ......................................................         (8,833)        (17,253)
   Accumulated other comprehensive loss .....................................           (467)         (2,486)
                                                                                ------------    ------------
     Total stockholders' equity .............................................         41,992          22,002
                                                                                ------------    ------------
     Total liabilities and stockholders' equity .............................   $    155,704    $    166,441
                                                                                ============    ============


          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     GGI                                GRANT
                                                          ------------------------------     ------------------------------
                                                              YEAR         NINE MONTHS        THREE MONTHS        YEAR
                                                              ENDED           ENDED              ENDED            ENDED
                                                           DECEMBER 31,    SEPTEMBER 30,      DECEMBER 31,     DECEMBER 31,
                                                          -------------    -------------     -------------    -------------
                                                              1996             1997              1997             1998
                                                          -------------    -------------  |  -------------    -------------
                                                                                          |
Revenues ..............................................   $     105,523    $      92,705  |  $      37,868    $     175,512
                                                                                          |
Expenses:                                                                                 |
   Direct operating expenses ..........................         136,326           71,006  |         28,431          128,962
   Selling, general and administrative expenses .......          17,865            6,473  |          3,507           14,156
   Depreciation and amortization ......................          11,500            8,432  |          4,594           22,286
   Charge for asset impairment ........................           5,802             --    |          6,369            3,762
                                                          -------------    -------------  |  -------------    -------------
      Total costs and expenses ........................         171,493           85,911  |         42,901          169,166
                                                          -------------    -------------  |  -------------    -------------
                                                                                          |
      Operating income (loss) .........................         (65,970)           6,794  |         (5,033)           6,346
                                                                                          |
Other income (expense):                                                                   |
   Interest expense ...................................          (7,558)          (4,037) |         (1,431)         (10,380)
   Reorganization costs ...............................            (412)          (3,543) |           --               --
   Interest income ....................................              36              279  |             69            1,080
   Other ..............................................            (502)           2,266  |         (1,262)            (820)
                                                          -------------    -------------  |  -------------    -------------
      Total other expense .............................          (8,436)          (5,035) |         (2,624)         (10,120)
                                                          -------------    -------------  |  -------------    -------------
                                                                                          |
      Income (loss) before taxes and minority                                             |
        interest ......................................         (74,406)           1,759  |         (7,657)          (3,774)
Income tax expense ....................................          (1,621)          (2,184) |           (856)          (3,924)
                                                          -------------    -------------  |  -------------    -------------
                                                                                          |
      Loss before minority interest ...................         (76,027)            (425) |         (8,513)          (7,698)
Minority interest .....................................            --               --    |          2,847             --
                                                          -------------    -------------  |  -------------    -------------
      Net loss ........................................   $     (76,027)   $        (425) |  $      (5,666)   $      (7,698)
                                                          =============    =============  |  =============    =============
Net loss applicable to common stock ...................   $     (82,390)   $        (425) |  $      (6,143)   $      (8,138)
                                                          =============    =============  |  =============    =============

LOSS PER COMMON SHARE - BASIC
   AND DILUTED:
Net loss ..............................................                                      $       (1.18)   $        (.54)
Dividend requirement on pay-in-kind
  preferred stock .....................................                                               (.10)            (.03)
                                                                                             -------------    -------------
Net loss per common share .............................                                      $       (1.28)   $        (.57)
                                                                                             =============    =============


           See accompanying notes to consolidated financial statements

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                          GGI
                                          ----------------------------------------------------------------
                                             $2.4375
                                           CONVERTIBLE       SERIES A
                                           EXCHANGEABLE     CONVERTIBLE       JUNIOR         CUMULATIVE
                                             PREFERRED       PREFERRED       PREFERRED       PAY-IN-KIND
                                               STOCK           STOCK           STOCK       PREFERRED STOCK
                                           -------------   -------------    -------------  ---------------
Balances at December 31,
  1995 .................................              22            --              1,490            --
  Net loss .............................            --              --               --              --
  Common stock issued
    in connection with
    obtaining equipment
    and short- and long-
    term financing .....................            --              --               --              --
  Issuance of 143,000
    shares of $2.4375
    convertible
    exchangeable
    preferred stock, net
    of non-cash issuance
    costs of $171,000 ..................               1            --               --              --
  Issuance of 70,000 shares
    of Series A convertible
    preferred stock ....................            --                 1             --              --
  Conversion of
    convertible
    debentures .........................            --              --               --              --
  Conversion of Series A
    convertible preferred
    stock ..............................            --                (1)            --              --
  Proceeds from the
    exercise of 200,000
    warrants ...........................            --              --               --              --
  Restricted common stock
    issued under the Incentive
    Stock Option Plan ..................            --              --               --              --
  Proceeds from sale of
    125,000 shares under
    Incentive Stock Option
     Plan ..............................            --              --               --              --
  Restricted common
    stock issued under
    the Employee
    Retirement Savings
    Plan ...............................            --              --               --              --
                                           -------------   -------------    -------------   -------------
Balances at December 31,
  1996 .................................   $          23   $        --      $       1,490   $        --
                                           -------------   -------------    -------------   -------------



                                                                           GGI
                                           -----------------------------------------------------------------
                                                              ADDITIONAL                         TOTAL
                                                COMMON          PAID-IN         ACCUMULATED   STOCKHOLDERS'
                                                STOCK           CAPITAL           DEFICIT   EQUITY (DEFICIT)
                                            -------------   -------------    -------------  ----------------
Balances at December 31,
  1995 .................................               24         112,122          (83,943)          29,715
  Net loss .............................             --              --            (76,027)         (76,027)
  Common stock issued
     in connection with
     obtaining equipment
     and short- and long-
    term financing .....................             --               389             --                389
  Issuance of 143,000
    shares of $2.4375
    convertible
    exchangeable
    preferred stock, net
    of non-cash issuance
    costs of $171,000 ..................             --             1,372             --              1,373
  Issuance of 70,000 shares
    of Series A convertible
    preferred stock ....................             --             6,999             --              7,000
  Conversion of
    convertible
    debentures .........................                7           2,767             --              2,774
  Conversion of Series A
    convertible preferred
    stock ..............................                9              (8)            --               --
  Proceeds from the
    exercise of 200,000
    warrants ...........................                1             150             --                151
  Restricted common stock
    issued under the Incentive
    Stock Option Plan ..................             --               129             --                129
  Proceeds from sale of
    125,000 shares under
    Incentive Stock Option
     Plan ..............................             --               145             --                145
  Restricted common
    stock issued under
    the Employee
    Retirement Savings
    Plan ...............................             --               138             --                138
                                            -------------   -------------    -------------    -------------
Balances at December 31,
  1996 .................................    $          41   $     124,203    $    (159,970)   $     (34,213)
                                            -------------   -------------    -------------    -------------

          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                        GRANT
                                         --------------------------------------------------------------
                                           CUMULATIVE
                                           PAY-IN-KIND                      ADDITIONAL
                                            PREFERRED         COMMON         PAID-IN      ACCUMULATED
                                             STOCK            STOCK          CAPITAL        DEFICIT
                                         -------------    -------------   -------------   -------------
Beginning balances ....................  $        --      $        --     $        --     $        --
     Net loss .........................           --               --              --            (5,666)
    Common stock, one share issued ....           --               --              --              --
    Cumulative preferred stock issued .         19,571             --              --              --
    Effective issuance of 4,590,055
       shares of common stock for
       majority investment in
      Solid State .....................           --                  5           7,195            --
    "As if" pooling effect of Solid
       State ..........................           --               --              --            (2,952)
    Common stock, one share issued ....           --               --              --              --
    Issuance of 62,500 shares of
       common stock for principal
       shareholders' exchange of
        warrants in Solid State .......           --               --               144            --
    Issuance of 9,499,998 shares to
       principal stockholders in
       accordance with the Plan .......           --                  9          33,939            --
    Conversion of 9,571 preferred
       shares to Subordinated Note ....         (9,571)            --              --              --
    Payment of preferred stock
       dividend .......................           --               --              --              (215)
    Accumulated other
       comprehensive loss .............           --               --              --              --
                                         -------------    -------------   -------------   -------------

Balances at December 31, 1997 .........  $      10,000    $          14   $      41,278   $      (8,833)
                                         =============    =============   =============   =============


                                                       GRANT
                                          -------------------------------
                                            ACCUMULATED
                                               OTHER            TOTAL
                                            COMPREHENSIVE    STOCKHOLDERS'
                                                LOSS            EQUITY
                                          -------------    -------------
Beginning balances ....................   $        --      $        --
     Net loss .........................            --             (5,666)
    Common stock, one share issued ....            --               --
    Cumulative preferred stock issued .            --             19,571
    Effective issuance of 4,590,055
       shares of common stock for
       majority investment in
      Solid State .....................            --              7,200
    "As if" pooling effect of Solid
       State ..........................            --             (2,952)
    Common stock, one share issued ....            --               --
    Issuance of 62,500 shares of
       common stock for principal
       shareholders' exchange of
        warrants in Solid State .......            --                144
    Issuance of 9,499,998 shares to
       principal stockholders in
       accordance with the Plan .......            --             33,948
    Conversion of 9,571 preferred
       shares to Subordinated Note ....            --             (9,571)
    Payment of preferred stock
       dividend .......................            --               (215)
    Accumulated other
       comprehensive loss .............            (467)            (467)
                                          -------------    -------------

Balances at December 31, 1997 .........   $        (467)   $      41,992
                                          =============    =============



                                                        (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)


                                                                                     GRANT
                                               ------------------------------------------------------------------------------------
                                               CUMULATIVE                                              ACCUMULATED
                                               PAY-IN-KIND                 ADDITIONAL                     OTHER          TOTAL
                                                PREFERRED       COMMON      PAID-IN      ACCUMULATED  COMPREHENSIVE   STOCKHOLDERS'
                                                  STOCK          STOCK       CAPITAL        DEFICIT       LOSS           EQUITY
                                               ----------     -----------  ------------  ------------  -----------   --------------
Balances at December 31, 1997................      $10,000    $       14   $   41,278    $   (8,833)   $     (467)   $   41,992
   Net loss .................................         --            --           --          (7,698)         --          (7,698)
   Redemption of cumulative
      pay-in-kind preferred stock ...........      (10,000)         --           --            --            --         (10,000)
   Issuance of  237,500 shares of
      common stock to principal
      shareholders in satisfaction of the
      Registration Rights Agreement .........         --            --           --            --            --            --
   Payment of dividends .....................         --            --           --            (722)         --            (722)
   Stock issue costs for registration
       rights ...............................         --            --           (336)         --            --            (336)
   Issuance of 36,000 shares of
      common stock to non-employee
      directors .............................         --            --            150          --            --             150
   Non-cash litigation costs ................         --            --            635          --            --             635
   Accumulated other
      comprehensive loss ....................         --            --           --            --          (2,019)       (2,019)
                                                ----------    ----------   ----------    ----------    ----------    ----------

Balances at December 31, 1998 ...............   $     --      $       14   $   41,727    $  (17,253)   $   (2,486)   $   22,002
                                                ==========    ==========   ==========    ==========    ==========    ==========


          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                GGI                             GRANT
                                                     ----------------------------   -----------------------------
                                                        YEAR         NINE MONTHS    THREE MONTHS       YEAR
                                                        ENDED           ENDED           ENDED          ENDED
                                                     DECEMBER 31,    SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,
                                                     ------------    ------------ |  ------------    ------------
                                                         1996            1997     |      1997            1998
                                                     ------------    ------------ |  ------------    ------------
                                                                                  |
Cash flows from operating activities:                                             |
   Net loss ......................................   $    (76,027)   $       (425)|  $     (5,666)   $     (7,698)
   Adjustments to reconcile net loss to                                           |
     net cash provided by operating activities:                                   |
     Charge for asset impairment .................          5,802            --   |         6,369           3,762
     Provision for doubtful accounts .............          5,511            --   |          --               194
     Depreciation and amortization expense .......         11,500           8,432 |         4,594          22,286
     Deferred costs amortization .................         29,528            --   |          --              --
     Loss on sale of subsidiaries ................            198            --   |          --              --
     (Gain) loss on the sale of fixed assets .....            (25)             39 |           132            (189)
     Exchange loss (gain) ........................            251              98 |           (77)            485
     Non-cash litigation costs ...................           --              --   |          --               635
     Other non-cash items ........................            328             225 |        (2,544)             68
   Changes in assets and liabilities,                                             |
     excluding effects of divestitures:                                           |
     Accounts receivable .........................         13,346           2,375 |           694           3,046
     Inventories .................................            914             (27)|          --                18
     Prepaids ....................................          1,228            (538)|        (1,220)            737
     Work-in-process .............................        (24,969)           (268)|        (1,101)         (1,283)
     Other assets ................................          1,846          (1,031)|           983            (414)
     Accounts payable ............................          9,328           3,143 |        (1,237)         (1,149)
     Accrued expenses ............................          5,059             830 |         1,759             331
     Foreign income taxes payable ................            390           1,767 |           487            (616)
     Other liabilities and deferred credits ......          7,973          (2,320)|         2,213          (4,398)
  Change in pre-petition liabilities subject                                      |
     to Chapter 11 case:                                                          |
     Accounts payable ............................           --            (2,226)|          --              --
     Accrued expenses ............................           (125)         (1,732)|          --              --
     Foreign income tax payable ..................           --              (194)|          --              --
     Other liabilities and deferred costs ........         (1,402)         (3,622)|          --              --
                                                     ------------    ------------ |  ------------    ------------
     Net cash provided by (used in) operating                                     |
         activities ..............................         (9,346)          4,526 |         5,386          15,815



                                                        (Continued on next page)

                     GRANT GEOPHYSICAL INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        GGI                                   GRANT
                                                          --------------------------------       ---------------------------------
                                                              YEAR           NINE MONTHS         THREE MONTHS          YEAR
                                                              ENDED             ENDED                ENDED             ENDED
                                                           DECEMBER 31,      SEPTEMBER 30,        DECEMBER 31,      DECEMBER 31,
                                                          --------------    --------------       --------------    --------------
                                                               1996              1997                 1997              1998
                                                          --------------    --------------  |    --------------    --------------
                                                                                            |
Cash flows from investing activities:                                                       |
   Capital expenditures ...............................   $      (10,339)   $       (6,751) |    $       (3,994)   $      (20,666)
   Multi-client data ..................................             --                --    |              --              (8,500)
   Proceeds from the sale of assets ...................               25                20  |               182               634
   Proceeds from the sale of subsidiaries /                                                 |
      businesses ......................................               39              --    |              --                --
   Acquisition of the minority interest in                                                  |
      Solid State .....................................             --                --    |           (15,903)             --
   Acquisition of Interactive Seismic Imaging .........             --                --    |              --              (2,988)
   Restricted cash ....................................               94              --    |              --                 215
                                                          --------------    --------------  |    --------------    --------------
         Net cash used in investing activities ........          (10,181)           (6,731) |           (19,715)          (31,305)
                                                                                            |
Cash flows from financing activities:                                                       |
   Debt issue costs ...................................             --                --    |              --              (4,629)
   Common stock issue costs ...........................             --                --    |              --                (336)
   Issuance of common stock ...........................                                     |                                 150
   Redemption of preferred stock ......................             --                --    |              --             (10,000)
   Dividends paid .....................................             --                --    |              --                (722)
   Proceeds from the exercise of stock options                                              |
      and warrants ....................................              296              --    |              --                --
   Proceeds from issuance of $2.4375 preferred                                              |
      stock, net of issuance costs ....................            1,544              --    |              --                --
   Proceeds from issuance of Series A                                                       |
      preferred stock .................................            7,000              --    |              --                --
   Borrowings made during the period ..................          122,354             4,207  |            31,270           119,335
   Repayment on borrowings during the period ..........         (105,757)           (1,838) |           (15,363)          (86,977)
   Proceeds from the issuance of common stock .........             --                --    |            33,948              --
   Repayment of debt due to GGI .......................             --                --    |           (34,783)             --
   Pre-petition liabilities subject to Chapter 11 case:                                     |
      Borrowings under credit facility ................            3,612            49,385  |              --                --
      Repayment on borrowings .........................           (3,382)          (50,465) |              --                --
                                                          --------------    --------------  |    --------------    --------------
      Net cash provided by financing activities .......           25,667             1,289  |            15,072            16,821
Effect of exchange rate changes on cash ...............             (415)             (238) |               160              (503)
                                                          --------------    --------------  |    --------------    --------------
                                                                                            |
   Net increase (decrease) in cash and cash equivalents            5,725            (1,154) |               903               828
Cash and cash equivalents at beginning  of period .....            1,047             6,772  |             6,190             7,093
                                                          --------------    --------------  |    --------------    --------------
Cash and cash equivalents at end of period ............   $        6,772    $        5,618  |    $        7,093    $        7,921
                                                          ==============    ==============  |    ==============    ==============

           SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
                            ACTIVITIES. SEE NOTE 18.


           See accompanying notes to consolidated financial statements

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997, AND 1998

(1)  BASIS OF PRESENTATION

     Effective September 30, 1997 ("the Effective Date"), in connection with the plan of reorganization (the "Plan"), Grant Geophysical, Inc. ("Grant"), which was formerly known as Grant Acquisition Corporation, acquired substantially all of the assets and assumed certain liabilities of GGI Liquidating Corporation ("GGI"), which was formerly known as Grant Geophysical, Inc. Elliott Associates L.P. ("Elliott") and Westgate International, L.P. ("Westgate") ("collectively known as "the Principal Stockholders") own 85.4% of the issued and outstanding common stock of Grant at December 31, 1998. Westgate owned all of the preferred stock that had been outstanding during 1997 and 1998. This preferred stock was redeemed on June 5, 1998 and all authorized shares have been canceled. The general partners of Elliott are Paul E. Singer and Braxton Associates, L.P. The general partner of Westgate is Hambledon, Inc., a corporation controlled by Braxton Associates, L.P. Elliott and Westgate are each managed by Stonington Management Corporation, a corporation controlled by Mr. Singer. For financial statement purposes, the purchase of GGI's assets by Grant was accounted for as a purchase acquisition. The purchase price was allocated between the fair value of the GGI assets purchased and liabilities assumed, and Grant recorded goodwill of approximately $21.3 million. The effects of the acquisition are reflected in Grant's assets and liabilities at that date.

     At September 30, 1997, Elliott held 5,888,565 shares or 40.7% and Westgate held 3,291,544 shares, or 23.3% of the outstanding common shares of Solid State Geophysical, Inc. ("Solid State Stock"). As of September 30, 1997, Elliott and Westgate combined owned a controlling interest in both Solid State Geophysical, Inc. ("Solid State") and Grant. As such, as of that date, Elliott and Westgate were deemed to have transferred their ownership in Solid State to Grant in exchange for 4,590,055 shares of Grant Common Stock. This transaction was accounted for as an exchange of ownership interests between entities under common control and the assets and liabilities transferred were accounted for at historical cost in a manner similar to a pooling-of-interests. In November 1997, Grant, through a wholly owned Canadian subsidiary, initiated a tender offer (the "Tender Offer") for all of the outstanding common shares of Solid State not held by Grant. In connection with the tender offer, Elliott and Westgate transferred their ownership in Solid State to Grant in exchange for 4,652,555 shares of Grant Common Stock and agreed to loan Grant $15.8 million to pay for shares tendered in the Tender Offer and costs incurred in connection with the Tender Offer. Upon the expiration of the Tender Offer on December 19, 1997, Grant held approximately 99% of the outstanding shares of Solid State Stock. Because Grant acquired over 90% of the outstanding shares of Solid State Stock not previously held, Grant qualified to exercise its statutory right under Canadian law to acquire the remaining shares of Solid State Stock on the same terms and at the same price as the Tender Offer. Grant completed such acquisition on December 23, 1997, after which Solid State became an indirect wholly owned subsidiary of Grant. The acquisition of the unaffiliated minority interest under the Tender Offer was accounted for under the purchase method of accounting at the date of acceptance. Grant recorded goodwill of approximately $15.3 million in connection with the acquisition of the unaffiliated minority interest.

     As a result of the aforementioned transactions, Grant's consolidated balance sheet as of December 31, 1997 and December 31, 1998 and statement of operations and cash flows for the three-months ended December 31, 1997 and the year ended December 31, 1998 are presented using Grant's new basis of accounting, while the consolidated statements of operations and cash flows for the year ended December 31, 1996 and the nine-months ended September 30, 1997 are presented using GGI's historical cost basis of accounting.

     Grant purchased, effective July 1, 1998, all of the outstanding partnership interests in Interactive Seismic Imaging ("ISI"), a seismic data processing company, for $3.6 million in cash. Grant had been a 10% owner of ISI since its formation in 1994 and will integrate the ISI operation into its domestic operational entity. The following working capital items were acquired in the purchase: cash and cash equivalents - $628,000, accounts receivable - $364,000, accounts payable - $43,000 and accrued expenses - $36,000.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Presented below is the unaudited pro forma effect of the combination of Solid State and Grant. Pro forma adjustments have been made to record the consummation of the Plan and certain related transactions, the issuance of a subordinated note in exchange for 9,571.162 shares of Grant preferred stock (see
Note 7 for a discussion of the subordinated note), the Acquisition, which includes the transfer of shares of Solid State Stock to Grant by the Principal Stockholders, which has been accounted for as an exchange of ownership interest between entities under common control (an "as-if-pooling") and the acquisition of the unaffiliated minority interest of Solid State, which has been accounted for as a purchase. The unaudited pro forma information gives effect to the aforementioned transactions as if they were completed as of January 1, 1996.

                                                     FOR THE YEAR ENDED  FOR THE YEAR ENDED
                                                     DECEMBER 31, 1996   DECEMBER 31, 1997
                                                     -----------------   -----------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues .........................................   $        138,155    $        173,865
                                                     ================    ================

Net Loss .........................................   $        (84,569)   $         (8,522)
                                                     ================    ================

Net Loss applicable to common stock ..............   $        (85,619)   $         (9,572)
                                                     ================    ================

Basic loss per share .............................   $          (5.95)   $          (0.67)
                                                     ================    ================


     On December 6, 1996, (the "Petition Date") GGI filed for protection under the United States Bankruptcy Code and began its reorganization under the supervision of the Bankruptcy Court. The reorganization was precipitated by several factors, including overly rapid and underfinanced expansion in the United States and Latin American markets, costs related to the development of a proprietary data recording system and poor operational results in the United States and certain international markets. These factors impaired GGI's ability to service its indebtedness, finance its existing capital expenditure requirements and meet its working capital needs. In addition, GGI was unable to raise additional equity, causing a disproportionate reliance on debt financing and equipment leasing. In connection with the reorganization, GGI replaced its senior management, disposed of unprofitable operations and developed the Plan, which was consummated on September 30, 1997 (the "Effective Date") with the purchase by Grant of substantially all of the assets and the assumption of certain liabilities of GGI. GGI is currently in liquidation and will distribute all of its assets pursuant to the Plan. Upon the completion of its asset distribution, GGI will dissolve and cease to exist.

     Grant is a holding company with no independent operations other than its investments in its subsidiaries. Grant Geophysical Corp., Grant Geophysical do Brasil Ltda., Grant Geophysical (Int'l), Inc., P.T. Grant Geophysical Indonesia, Recuros Energeticos Ltda., Advanced Seismic Technology, Inc., Solid State Geophysical Inc., Solid State Internacional Ingenieria C.A., Solid State Geophysical Corp., and SSGI Acquisition Corp. (the "Subsidiary Guarantors") represent all of the indirect and direct wholly owned subsidiaries of Grant. Grant conducts all of its operations through its subsidiaries. The Notes (see
Note 7) are fully, unconditionally, jointly and severally guaranteed by the Subsidiary Guarantors, and therefore, separate financial statements of the Subsidiary Guarantors will not be presented. Management has determined that the information presented by such separate financial statements of the Subsidiary Guarantors is not material to investors.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     Principles of Consolidation

     Each of the consolidated financial statements include the accounts of GGI or Grant and all of their respective majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Minority Interest

     The minority interest calculated on the Consolidated Statement of Operations was computed based on the minority ownership percentage in Solid State during the fourth quarter of 1997. This minority interest was extinguished by the Tender Offer which resulted in Solid State becoming a wholly owned subsidiary of Grant.

     Revenues

     Revenues from data acquisition are recognized based on contractual rates set forth in the related contract. If the contract only provides a rate for the completed service, revenue and any unearned revenue recorded is recognized based on the percentage of the work effort completed compared with the total work effort involved in the contract.

     Cash and Cash Equivalents

     For purposes of the consolidated statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Such investments totaled $510,000 and $2,880,000 at December 31, 1997 and 1998, respectively.

     Restricted Cash

     At December 31, 1997 and 1998, restricted cash included certificates of deposit totaling $321,000 and $106,000, respectively, which were pledged as collateral for letters of credit.

     Inventories

     Inventories, which consist primarily of miscellaneous supplies, are stated at lower of cost or market. Cost is determined using the specific identification method.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Work in Process

     Expenses related to the work in progress of seismic crews are deferred and recognized over the performance of the contract.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of future minimum lease payments at the inception of the lease.

     Depreciation is provided principally by the straight-line method over the estimated useful lives of the various classes of assets as follows:

                                                                         YEARS
                                                                         ------
    Buildings and improvements.......................................     5-20
    Data processing equipment........................................      3-5
    Office equipment.................................................     5-10
    Seismic exploration and transportation equipment.................     3-10

     Plant and equipment held under capital leases are amortized by the straight-line method over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance and repairs are charged to operations. Betterments and major renewals are capitalized.

     Multi-Client Data Library

     The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve-month period beginning at the completion of the acquisition and processing of each multi-client survey, costs are amortized based on revenues from such survey as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years. As of December 31, 1997 and 1998, accumulated amortization related to the Company's multi-client data library was zero and $1.3 million, respectively.

     On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey. See Note 3.

     Asset Impairment

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets and certain identifiable intangibles are written down to their current fair value whenever events or changes in circumstances indicate that the carrying amount of these assets are not recoverable. These events or changes in circumstances may include but are not limited to a significant change to the extent in which an assets is used, a significant decrease in the market value of the asset, or a projection or forecast that demonstrates continuing losses associated with an asset. If an impairment is determined, the asset is written down to its current fair value and a loss is recognized. See Note 3.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. Accumulated amortization was approximately $175,000 and $1,723,000 as of December 31, 1997 and 1998, respectively. Grant assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflective of Grant's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The goodwill created in the purchase of GGI's assets and the purchase of the remaining interest in ISI is being amortized over 30 years and the goodwill created in the acquisition of Solid State is being amortized over 20 years.

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

     The more significant areas requiring the use of management estimates relate to expected future sales associated with the Company's multi-client data library, estimated future net cash flows related to long-lived assets and valuation allowances for deferred tax assets. Actual results could differ materially from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

     Reorganization Costs

     Reorganization costs consisting of professional fees and similar types of expenditures directly related to GGI's chapter 11 bankruptcy proceeding were expensed as incurred. During 1996 and the nine months ended September 30, 1997, GGI incurred approximately $412,000 and $3,543,000 of reorganization costs.

     Foreign Exchange Gains and Losses

     Grant has determined that the United States ("U.S.") dollar is its primary functional currency in all foreign locations with the exception of its Canadian subsidiaries. Accordingly, those foreign entities (other than Canada) translate property and equipment (and related depreciation) and inventories into U.S. dollars at the exchange rate in effect at the time of their acquisition while other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. Remeasurement gains and losses are included in the determination of net income and are reflected in other income (deductions) (See
Note 15). The Canadian subsidiaries use the Canadian dollar as their functional currency and translate all assets and liabilities at year-end exchange rates and operating results at average exchange rates prevailing during the year. Adjustments resulting from the translation of assets and liabilities are recorded in the accumulated other comprehensive loss account in stockholders' equity. Grant is presently using a forward contract to hedge the value of the U.S. dollar on a 30 to 60 day basis. The notional amount hedged is approximately $427,000 at December 31, 1998.

     Income Taxes

     Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested. The Company has not provided deferred U.S. income tax on those earnings, as it is not practicable to estimate the amount of additional tax that might be payable should these earnings be remitted or deemed remitted as dividends or if the Company should sell its stock in the subsidiaries.

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

     Income (Loss) Per Common Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period without any dilutive effects considered. Diluted income (loss) per common share reflects dilution for all potentially dilutive securities including warrants and convertible securities. The income (loss) is adjusted for cumulative preferred stock dividends in calculating net income (loss) attributable to the common shareholder. Earnings per share data have not been presented for GGI as this information is not meaningful.

     Stock Based Compensation

     As allowed by SFAS No. 123, the Company has elected to continue to follow the accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," whereby compensation costs are recognized only in situations where stock compensation plans award intrinsic value to recipients at the date of grant, rather than the fair value method of SFAS No. 123. Pro forma disclosure of the estimated effects on net income and earnings per share had the fair value method prescribed by SFAS No. 123 been followed are included in Note 10.

     Reclassifications

     Certain amounts previously reported have been reclassified in order to ensure comparability between the periods reported.

     Current Vulnerability Due to Certain Concentrations

     The Company competes in a highly competitive sector of the oil field services industry. The Company's business depends in large part on the conditions of the oil and gas industry, and specifically on the capital expenditures of the Company's customers. As a result of the recent decline in oil and gas prices, the level of overall oil and gas industry activity has declined from levels experienced in recent years. The Company's results of operations and cash flows could be adversely affected by continued decreased capital spending levels and depressed oil and gas prices.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 (3) CHARGE FOR ASSET IMPAIRMENT

     GGI

     In 1994 GGI began development of a proprietary data recording system, which was intended to replace an older recording system used in transition zone areas. Problems with software design and hardware availability resulted in numerous delays and substantial cost overruns. In addition, the completed system did not meet performance expectations. Consequently, at December 31, 1996, GGI reduced the carrying value of the proprietary data recording systems which was not expected to generate future cash flows adequate to support current carrying values. Accordingly, a $5,802,000 charge for asset impairment was recorded during the fourth quarter of 1996.

     GRANT

     In the fourth quarter of 1997 certain assets of Solid State were written down to reflect their fair value in accordance with the Company's asset impairment policy. Fair market value was determined by discounting the assets' projected future cash flows. Accordingly, Grant recorded a $6,369,000 special charge for asset impairment in the fourth quarter of 1997. This charge primarily consisted of $5,869,000 relating to the multi-client data library and $500,000 relating to miscellaneous assets held by Solid State.

     In the fourth quarter of 1998, the Company wrote down certain non-productive fixed assets to fair market value in the amount of $564,000 and certain multi-client data surveys in the amount of $3.2 million. The impairment of the multi-client data in 1997 and 1998 was due to reductions in estimates of future licensing prospects for such data due to reduced interest in the area by oil and gas companies and the current downturn in the industry.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 (4) SUMMARY OF OPERATIONS

     All of the Company's operations consist of geophysical services which are grouped by major geographical areas. A summary of operations by geographical area follows (dollars in thousands):

                                                               GGI                                  GRANT
                                                ----------------------------------     ----------------------------------
                                                     YEAR            NINE MONTHS       THREE MONTHS          YEAR
                                                     ENDED              ENDED              ENDED             ENDED
                                                  DECEMBER 31,       SEPTEMBER 30,      DECEMBER 31,       DECEMBER 31,
                                                ---------------    ---------------     ---------------    ---------------
                                                      1996              1997               1997               1998
                                                ---------------    ---------------  |  ---------------    ---------------
                                                                                    |
Total revenues                                                                      |
   United States ............................   $        42,074    $        41,267  |  $        12,458    $        78,659
   Canada ...................................              --                 --    |            4,468             14,175
   Colombia .................................            12,722             19,797  |            2,836             17,948
   Guatemala ................................              --                  300  |            2,277             12,765
   Bolivia ..................................             6,364               --    |            4,262             10,491
   Ecuador ..................................             2,840             10,878  |            2,491              8,337
   Brazil ...................................             7,717              8,896  |            2,852              3,063
   Peru .....................................            27,490              2,696  |             --                 --
   Other Latin America ......................              --                 --    |            1,265               --
   Bangladesh ...............................             5,076              8,871  |            4,611             15,775
   Indonesia ................................               336               --    |             --               14,299
   Europe, Middle East and Africa ...........               904               --    |              348               --
                                                ---------------    ---------------  |  ---------------    ---------------
                                                $       105,523    $        92,705  |  $        37,868    $       175,512
                                                ===============    ===============  |  ===============    ===============
Operating income (loss):                                                            |
   United States ............................   $       (35,920)   $        (1,924) |  $        (7,634)   $        (2,741)
   Canada ...................................              --                 --    |           (1,488)            (2,076)
   Colombia .................................               (94)             4,750  |              137              3,591
   Guatemala ................................              --                   69  |              370              3,208
   Bolivia ..................................                39               (429) |              613              2,003
   Ecuador ..................................            (1,012)             2,283  |              904              1,390
   Brazil ...................................            (2,783)               (15) |               89             (1,863)
   Peru .....................................           (19,804)                 4  |             --                 --
   Other Latin America ......................              (988)              (289) |              371                (15)
   Bangladesh ...............................             1,034              2,800  |            1,822              1,204
   Indonesia ................................            (1,095)              (455) |             (148)             1,623
   Europe, Middle East and Africa ...........            (5,347)              --    |              (69)                22
                                                ---------------    ---------------  |  ---------------    ---------------
                                                $       (65,970)   $         6,794  |  $        (5,033)   $         6,346
                                                ===============    ===============  |  ===============    ===============

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                             GRANT
                                                  ---------------------------
                                                          DECEMBER 31,
                                                  ---------------------------
                                                      1997           1998
                                                  ------------   ------------
Identifiable assets:
  United States ...............................   $     79,089   $    103,265
  Canada ......................................         35,278         25,811
  Colombia ....................................          9,750          6,526
  Guatemala ...................................          2,572          3,071
  Bolivia .....................................          6,533          2,451
  Ecuador .....................................          3,919          4,705
  Brazil ......................................          6,564            685
  Other Latin America .........................          1,942            220
  Bangladesh ..................................          5,688         10,258
  Indonesia ...................................          1,663          6,736
  Europe, Middle East and Africa ..............            965           --
                                                  ------------   ------------
     Total identifiable assets ................        153,963        163,728
  Corporate assets ............................          1,741          2,713
                                                  ------------   ------------
                                                  $    155,704   $    166,441
                                                  ============   ============

       Revenues from a U.S. based international oil company was approximately $20,233,000 (19%) for the year ended December 31, 1996. For the nine months ended September 30, 1997, revenues from three oil companies, one domestic and two international, were approximately $14,008,000 (15%), $9,924,000 (11%),
$8,895,000 (10%). During 1998, the Company did not derive more than 10% of its revenue from any single customer.

(5)  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                                    ACCUMULATED
                                                                     COST           DEPRECIATION
                                                                  -----------       ------------
                                                                      (DOLLARS IN THOUSANDS)
December 31, 1997
     Land......................................................   $       427        $       --
     Buildings and improvements................................         1,548                42
     Plant facilities and store fixtures.......................           876               170
     Machinery and equipment...................................        70,151             8,286
                                                                  -----------        ----------
                                                                  $    73,002        $    8,498
                                                                  ===========        ==========


                                                                                    ACCUMULATED
                                                                     COST           DEPRECIATION
                                                                  -----------       ------------
                                                                      (DOLLARS IN THOUSANDS)
December 31, 1998
     Land......................................................   $       411        $       --
     Buildings and improvements................................         1,932               175
     Plant facilities and store fixtures.......................         1,142               434
     Machinery and equipment...................................        89,779            26,750
                                                                  -----------        ----------
                                                                  $    93,264        $   27,359
                                                                  ===========        ==========

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (6) INCOME TAXES

     The composition of income tax expense follows (dollars in thousands):

                                                          GGI                                GRANT
                                           ---------------------------------    ---------------------------------
                                             NINE MONTHS      THREE MONTHS            YEAR             YEAR
                                                ENDED            ENDED                ENDED            ENDED
                                             DECEMBER 31,     SEPTEMBER 30,        DECEMBER 31,      DECEMBER 31,
                                           ---------------   ---------------     ---------------   ---------------
                                                 1996             1997                1997              1998
                                           ---------------   ---------------  |  ---------------   ---------------
                                                                              |
Current:                                                                      |
   State ...............................   $          --     $          --    |  $          --     $          --
   Federal .............................              --                --    |             --                 100
   Foreign .............................             1,621             2,184  |              856             3,824
Deferred:                                                                     |
   State ...............................              --                --    |             --                --
   Federal .............................              --                --    |             --                --
   Foreign .............................              --                --    |             --                --
                                           ---------------   ---------------  |  ---------------   ---------------
   Income tax expense ..................   $         1,621   $         2,184  |  $           856   $         3,924
                                           ===============   ===============  |  ===============   ===============

     At December 31, 1996, GGI had net operating losses ("NOLs") of approximately $173,000,000 available for carryforward for U.S. Federal income tax purposes. Since GGI will, in accordance with the Plan, be liquidated, approximately $150,000,000 of these NOLs will not be used and will expire at such time as GGI ceases to exist.

     Grant acquired approximately $23,000,000 of GGI's U.S. NOLs on September 30, 1997. At December 31, 1998, $1,977,950 of these NOLs have expired unused and the remainder, if unused, will expire between 1999 and 2011. Future utilization of these NOLs will be restricted due to the change of ownership resulting from the Plan. Based on current valuations, use of these NOLs would be limited to approximately $704,000 annually.

     Grant also acquired approximately $13,536,000 of Solid State's U.S. NOLs on December 30, 1997. At December 31, 1998, none of these NOLs have expired or been utilized. If unused, they will expire between 1999 and 2011. Future utilization of approximately $9,760,000 of these NOLs will be restricted due to a change of ownership which occurred on February 25, 1997. Based on current valuations, the restriction would be approximately $125,000 annually.

     In addition, Grant acquired approximately $7,800,000 of Solid State's Canadian NOLs on December 30, 1997. The NOLs, if unused, will expire between 2000 and 2005. Future utilization of these NOLs is restricted to income arising in Canada from the same type of business operations that generated them.

     All of these acquired NOLs, when utilized, will first reduce goodwill and other noncurrent intangible assets related to the acquisition to zero, with any remaining tax benefits recognized as a reduction of income tax expense.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The total income tax expense is different from the amount computed by applying the U.S. Federal income tax rate to income before income taxes. The reasons for these differences were as follows (dollars in thousands):

                                                                        GGI                                 GRANT
                                                          --------------------------------    --------------------------------
                                                               YEAR           NINE MONTHS      THREE MONTHS          YEAR
                                                              ENDED              ENDED            ENDED              ENDED
                                                           DECEMBER 31,       SEPTEMBER 30,    DECEMBER 31,       DECEMBER 31,
                                                          --------------    --------------    --------------    --------------
                                                               1996              1997             1997               1998
                                                          --------------    --------------    --------------    --------------
                                                                                            |
Income tax expense (benefit)                                                                |
   at U.S. Federal rate ...............................   $      (25,298)   $          616  |  $       (2,680)   $         (810)
Increases (reductions) in taxes from:                                                       |
Foreign income taxed at more (less)                                                         |
   than U.S. rate .....................................            4,712               741  |           1,648               (79)
Losses with no tax benefit is expected ................           22,207               827  |           1,888             4,813
                                                          --------------    --------------  |  --------------    --------------
Income tax expense recorded ...........................   $        1,621    $        2,184  |  $          856    $        3,924
                                                          ==============    ==============  |  ==============    ==============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):


                                                             GGI                                    GRANT
                                                ----------------------------------    ----------------------------------
                                                    YEAR             NINE MONTHS       THREE MONTHS          YEAR
                                                    ENDED               ENDED             ENDED              ENDED
                                                 DECEMBER 31,        SEPTEMBER 30,     DECEMBER 31,       DECEMBER 31,
                                                ---------------    ---------------    ---------------    ---------------
                                                      1996              1997               1997               1998
                                                ---------------    ---------------    ---------------    ---------------
                                                                                    |
Deferred tax asset:                                                                 |
Plant and equipment, principally due to                                             |
   differences in depreciation ..............   $         3,841    $         5,042  |  $           666    $         1,190
Financing costs .............................              --                 --    |              244                127
Research and development costs ..............              --                 --    |              499                466
Allowance for doubtful accounts and                                                 |
   other accruals ...........................             3,042               --    |               58                146
Net operating loss carryforwards ............            58,795              8,026  |           10,720             11,311
                                                 ---------------    --------------- |  ---------------    ---------------
   Total ....................................            65,678             13,068  |           12,187             13,240
Deferred tax liability:                                                             |
Plant and equipment, principally due                                                |
   to differences in depreciation ...........              --                 --    |             (339)               (88)
                                                ---------------    ---------------  |  ---------------    ---------------
Net deferred tax asset ......................            65,678             13,068  |           11,848             13,152
Valuation allowance .........................           (65,678)           (13,068) |          (11,848)           (13,152)
                                                ---------------    ---------------  |  ---------------    ---------------
Net deferred tax asset (liability) ..........   $          --      $          --    |  $          --      $          --
                                                ===============    ===============  |  ===============    ===============

     The valuation allowance for deferred tax assets as of January 1, 1996 was $38,409,000. The net change in the total valuation allowance for the year ended December 31, 1996, the nine months ended September 30, 1997, the three months ended December 31, 1997 and the year ended December 31, 1998, was an increase of $27,269,000, a decrease of $52,610,000, a decrease of $1,220,000 and an increase of $1,304,000, respectively. A full valuation allowance was applied against the $3,152,234 in NOLs generated in 1998, due to the uncertainty of their realization under SFAS No. 109.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  DEBT

     A summary of notes payable, long-term debt, and capital lease obligations was as follows (dollars in thousands):

                                                                                    DECEMBER 31,
                                                                            ----------------------------
                                                                                1997            1998
                                                                            ------------    ------------
Revolving lines of credit - affiliate:
   Prime plus 2%, due March 31, 2000 at December 31, 1998 9.75% ........    $        800    $      8,000
                                                                            ============    ============

Revolving lines of credit:
   Term note - prime plus 2% at December 31, 1997 10.5% ................          15,800            --
   Prime plus .75%, due February 17, 1998 at December 31, 1997 6.75%....           2,565            --
Senior Notes - 9.75%, due February 15, 2008 ............................             --           99,283
Equipment notes payable--10.02%, due 2001 ..............................          13,989           2,810
Other notes payable--6.74% to 10.38%, due 1999-2005 ....................          25,051             994
Capital lease obligations--10.46% to 11.09%, due 1999-2000 .............           8,362           2,252
Subordinated Note--10.5% due March 31, 1999 ............................           9,786            --
                                                                            ------------    ------------
Total long-term debt ...................................................          75,553         105,339
Less current portion ...................................................          (1,158)         (2,522)
                                                                            ------------    ------------
         Notes payable, long-term debt, capital lease obligations
            and subordinated note, excluding current portion ...........    $     74,395    $    102,817
                                                                            ============    ============

     On March 18, 1998, all of the then-outstanding debt of Grant, with the exception of approximately $3.6 million relating to one capital lease obligation and one note payable, was paid off with the proceeds of the Senior Notes (see below).

     On October 1, 1997, Grant and Elliott entered into a credit facility providing for a revolving loan facility under which Grant could borrow up to an aggregate principal amount of $5 million (at December 31, 1997, $4.2 million was available for borrowing). Grant is required to pay interest on the outstanding principal balance of revolving loans at a rate per annum equal to the prime rate plus 2%. On December 18, 1997, the credit facility was amended to provide for a term loan of $15.8 million in addition to the revolving loans. The proceeds of the term loan were used by Grant to purchase all of the stock of Solid State not already owned by Grant (see Note 1). This original credit facility was due to expire on March 31, 1999 at which time all obligations of Grant under the credit facility were due and payable. In connection with the redemption of the cumulative pay-in-kind preferred stock, par value $.001 per share ("Preferred Stock") (see Note 12), held by Westgate, on June 5, 1998, Elliott agreed to amend the Credit Facility to increase the maximum borrowing capacity from $5 million to $15 million and to extend the term of the facility from March 31, 1999 to March 31, 2000. In April 1999, the Credit Facility was further extended to $20.0 million. At December 31, 1998, there was $7 million available for borrowing. The loans under the credit facility are collateralized by all of Grant's assets and a pledge by Grant of certain notes and all the outstanding shares of capital stock of its subsidiaries. Each subsidiary of Grant has executed a guaranty in favor of Elliott, each of which guarantees payment of all Grant's obligations owed to Elliott under the credit facility. Each subsidiary has pledged its assets in favor of Elliott to secure its obligations under its respective guaranty. The credit facility contains restrictions which, among other things, prohibit Grant's right to pay dividends and limit its right to borrow money, purchase fixed assets or engage in certain types of transactions without the consent of the lender. The $15.8 million term loan was paid in full on February 18, 1998 with the proceeds of the Senior Notes. (See below) At December 31, 1998, the Company had violated a covenant in the Credit Facility which limited the capital expenditures for any one year to a maximum of $14 million. The Company obtained a consent and waiver to the default from Elliott effective December 31, 1998.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     At December 31, 1997, a foreign credit facility between Solid State and its subsidiaries and a Canadian bank was in effect. Under this revolving facility Grant could borrow up to a principal amount of $3.6 million, collateralized by substantially all the assets of Solid State and by assignment of receivables and bearing interest at Canadian prime rate plus .75%. There was approximately $2.6 million outstanding at December 31, 1997. This facility was paid in full on February 18, 1998 and was terminated. Following repayment of this note, the Solid State assets have been pledged by Grant to collateralize the loans from Elliott described above and each Solid State subsidiary has executed a guaranty in favor of Elliott in the form described above.

     On December 19, 1997 Elliott and Westgate exchanged 9,571.162 shares of preferred stock with a liquidation value of $9,571,162, plus accrued dividends of $215,000, for a subordinated note which bears interest at an annual rate of 10.5%. The subordinated note was paid in full on February 18, 1998 with the proceeds of the Senior Notes. (See below)

     The Company's equipment notes payable and capital lease obligations represent installment loans or capital lease obligations primarily related to the acquisition of seismic recording equipment. These instruments, with the exception of the $3.6 million noted above, were paid in full on February 18, 1998 with the proceeds of the Senior Notes. (See below)

     At December 31, 1997, other notes payable included approximately $16.7 million due to Elliott from term loans entered into by Solid State during the period February 1997 through October 1997. An additional $6.5 million note was due from Solid State to the same Canadian bank that has the revolver. The remainder of the other notes payable consists of local short-term credit lines in certain foreign subsidiaries. These instruments were paid in full on February 18, 1998 with the proceeds of the Senior Notes. (See below)

     On February 18, 1998, Grant completed an offering of $100 million face value 9 3/4% Senior Notes due and payable in a lump sum on February 15, 2008. The Notes bear interest from February 18, at a rate per annum set forth above payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1998. The net proceeds to Grant from the sale of the Notes was approximately $95.2 million after deducting the Initial Purchaser's discount and certain other estimated fees and expenses. Grant used the proceeds to repay approximately $74.5 million of the outstanding balance of debt ($73.0 million) and interest ($1.5 million) existing at December 31, 1997. Total debt issue costs of $4.3 million were incurred in connection with the offering and are being amortized over the term of the notes.

     The Notes were issued under an indenture (the "Indenture") entered into among the Company, as issuer, the Subsidiary Guarantors, and LaSalle National Bank, as trustee dated as of February 18, 1998. The Indenture imposes certain limitations on the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness (including capital leases), incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company or any of its Restricted Subsidiaries. In addition, the Credit Facility limits the Company from taking, without the consent of the lender, certain actions, including creating indebtedness in excess of specified amounts and declaring and paying dividends.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 (8) LEASES

     Grant has entered into various non-cancelable operating leases which provide for future minimum rental payments as follows:
1999--$449; 2000--$347; 2001--$208; 2002--$208; and 2003--$104.

     Rental expense for each of the periods included in the accompanying financial statements was as follows (dollars in thousands):

                GGI                               GRANT
    -----------------------------      -----------------------------
      YEAR           NINE MONTHS       THREE MONTHS        YEAR
      ENDED             ENDED             ENDED            ENDED
    DECEMBER 31     SEPTEMBER 30       DECEMBER 31,     DECEMBER 31,
    -----------     -------------  |   -------------    ------------
       1996             1997       |        1997              1998
       ----             ----       |        ----              ----
                                   |
      $2,089            $830       |        $996             $2,556

(9)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

     Cash and short-term financial instruments

     The carrying amount approximates fair value due to the short maturities of these instruments.

     Long-term notes receivable

     The fair value has been estimated using the expected future cash flows discounted at market interest rates which approximate its carrying value.

     Long-term debt

     The carrying values of the Company's long-term debt instruments approximate their fair values. Grant's long-term debt has been estimated based on current quoted market prices for the same or similar issues, or on the current rates offered to Grant for debt of the same remaining maturities.

(10) STOCK-BASED COMPENSATION

     The 1997 Equity and Performance Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors and approved by Grant's stockholders in December 1997. The Incentive Plan was amended in September 1998 to increase the number of shares reserved for issuance under the Incentive Plan from 1,450,000 shares of Grant Common Stock to 1,900,000 shares of Grant Common Stock and subsequently, in February 1999, to 2,000,000 shares of Grant Common Stock. The Incentive Plan provides for the grant to officers (including officers who are also directors), employees, and non-employee directors of Grant and its subsidiaries, of "incentive stock options"

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code")), nonstatutory stock options, stock appreciation rights and restricted shares. The Incentive Plan is not a deferred compensation plan under Section 401(a) of the Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.

     The Incentive Plan is required to be administered by the Board of Directors or by a committee of the Board of Directors consisting of at least two nonemployee directors. The Board of Directors or its designated committee will select the employees and non-employee directors to whom Awards may be granted and the type of Award to be granted and determine, as applicable, the number of shares to be subject to each Award, the exercise price and the vesting. In making such determinations, the Board of Directors or its designated committee will take into account the employee's present and potential contributions to the success of the Company and other relevant factors. As of December 31, 1998, Awards covering 1,662,300 shares have been made by the Board of Directors. During 1998, there were 57,600 option cancellations due to terminations. The Awards consist of 1,568,700 nonstatutory stock options that will vest annually in equal one-third increments beginning on December 31, 1998. All such options were granted at a price equal to or in excess of the fair market value of the Company's stock at the date of grant. Such options have an average exercise price of $5.76 per share (range of $4.75 to $6.84 per share), subject to adjustment in certain circumstances. In addition, 6,000 restricted shares (36,000 total restricted shares) were granted to each non-employee director. One-half (or 3,000) of such shares became restricted on August 18, 1998 and the remaining 3,000 will become unrestricted on February 18, 1999, subject to the satisfaction of certain conditions set forth under the Incentive Plan. The Company recognized approximately $150,000 in compensation expense in 1998 in relation to such restricted shares, based on its estimate of fair market value pursuant to SFAS No. 123.

     The Company applies Accounting Principles Board Opinion 25 in accounting for its share-based compensation plans and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized under these plans, with the exception noted above, because as of the measurement date, which in this case is the grant date, the exercise price of granted options is equal to or in excess of the fair value of the underlying shares. Had compensation cost for the Company's share-based compensation plans been determined based on the fair values of the options awarded at the grant dates, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below.

GGI

     Had GGI adopted SFAS No. 123 for options granted after January 1, 1995, GGI's net loss for the year ended December 31, 1996 would have been increased as follows (in thousands):

                                                                                                  GGI
                                                                                      ----------------------------
                                                                                                 1996
                                                                                      ----------------------------
                                                                                         AS
                                                                                      REPORTED           PROFORMA
                                                                                      ---------        -----------
Net loss applicable to common stock..........................................         $ (82,390)       $ (82,612)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For purposes of determining compensation costs using the provisions of SFAS 123, the fair value of option grants were determined using the Black-Scholes option-valuation model. The key input variables used in valuing the options were: risk-free interest rate of 8.5%; dividend yield of zero; stock price volatility of 70%; expected option lives of four years.

     Pursuant to the Plan, GGI's capital stock was canceled on the Effective Date. As a result, GGI's Amended 1989 Long-Term Incentive Plan was also canceled. Therefore, the effects of SFAS No. 123 for the nine months ended September 30, 1997 have not been presented.

GRANT

     During the three months ended December 31, 1997 Grant did not grant any awards under the 1997 Equity and Performance Plan. Therefore, the effects of SFAS No. 123 for the three months ended December 31, 1997 have not been presented.

     Had Grant adopted SFAS No. 123 for options granted after January 1, 1998, Grant's net loss for the year ended December 31, 1998 would have increased as follows:

                                                                  GRANT
                                                        -----------------------
                                                                   1998
                                                        -----------------------
                                                           AS
                                                        REPORTED      PRO FORMA
                                                        ---------     ---------
Net loss applicable to common stock..............       $ (8,138)     $(11,293)
Loss per common share - basic and diluted........       $   (.57)     $   (.79)

     The weighted average fair value of options granted during 1998 was $1.94. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998: expected volatility of zero, risk-free interest rate of 5.5%, an expected life of nine years and a dividend yield of zero.

(11) EMPLOYEE BENEFIT PLANS

     Employee Retirement Savings Plan

     GGI had established a defined contribution plan covering substantially all U.S. and certain foreign employees whereby participants could elect to contribute between 1% and 15% of their annual salary. Participants could not make contributions in excess of $10,000 per year (as adjusted annually by the cost of living adjustment factor). On the Effective Date, GGI assumed and assigned the plan to Grant. Under the plan, the employer may contribute, on a discretionary basis, one-half of the participant's contribution percentage up to 6% (limited to 3% of any employee's annual salary). The plan was amended in June 1997 to eliminate the employer's option to contribute common stock so that discretionary contributions may be made only in the form of cash. Contributions made by GGI for the year ended December 31, 1996 consisted of 58,395 shares of GGI Common Stock with a market value of $138,000. At December 31, 1996, the plan held 82,861 shares of GGI Common Stock. Due to the cancellation of GGI's Common Stock on the Effective Date, the plan administrator reduced the carrying value of the shares held by the plan to zero and the trustee returned the certificates to GGI. Cash contributions to the plan by Grant for the three-month period ended December 31, 1997 and the twelve-month period ended December 31, 1998 totaled $39,000 and $188,000, respectively.

     Other Postretirement Benefits

     GGI sponsored a defined contribution postretirement plan which, pursuant to the Plan, was assumed by GGI and assigned to Grant on the Effective Date. The plan provides medical coverage for eligible retirees and their dependents (as defined in the plan).

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Following is a reconciliation of the changes in the plan's benefit obligations and fair values of assets during 1997 and 1998 and a statement of the funded status of this plan as of December 31 of each year.

                                                                                 GRANT
                                                                         ----------------------
                                                                           1997         1998
                                                                         ---------    ---------
                                                                         (THOUSANDS OF DOLLARS)
CHANGE IN BENEFIT OBLIGATION
   Accumulated postretirement benefit obligation, beginning of year...   $    (368)   $    (453)
   Service cost ......................................................         (69)         (74)
   Interest cost .....................................................         (26)         (32)
   Participant contributions .........................................        --           --
   Amendments ........................................................        --           --
   Actuarial (loss)/gain .............................................        --            (36)
   Benefits paid .....................................................          10           10
                                                                         ---------    ---------
   Accumulated postretirement benefit obligation at end of year ......   $    (453)   $    (585)
                                                                         =========    =========

                                                                                  GRANT
                                                                         ----------------------
                                                                            1997         1998
                                                                         ---------    ---------
                                                                         (THOUSANDS OF DOLLARS)
CHANGE IN PLAN ASSETS
   Fair value of plan assets at beginning of year ....................   $    --      $    --
   Actual return on plan assets ......................................        --           --
   Employer contribution .............................................          10           10
   Participant contributions .........................................        --           --
   Benefits paid .....................................................         (10)         (10)
                                                                         ---------    ---------
   Fair value of plan assets at end of year ..........................   $    --      $    --
                                                                         =========    =========

   Funded status at end of year ......................................   $    (453)   $    (585)
   Unrecognized net actuarial (loss)/gain ............................          17           53
   Unrecognized prior service cost ...................................        --           --
   Unrecognized net transition obligation ............................         111          103
                                                                         ---------    ---------
   Accrued postretirement benefit cost ...............................   $    (325)   $    (429)
                                                                         =========    =========


                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  Net periodic postretirement benefit cost included the following components:

                                                                   GGI                              GRANT
                                                        ----------------------------   ---------------------------
                                                            YEAR         NINE MONTHS    THREE MONTHS      YEAR
                                                            ENDED           ENDED          ENDED          ENDED
                                                         DECEMBER 31,    SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                                             1996            1997          1997           1998
                                                          ---------       ---------      ---------      ---------
                                                                             (DOLLARS IN THOUSANDS)
                                                                                      |
Service cost ..........................................   $      66       $      52   |  $      17      $      74
Interest cost .........................................          21              20   |          6             32
Amortization of transition                                                            |
   obligation over 20 years ...........................           7               5   |          2              7
Amortization of gain ..................................        --              --     |       --             --
Other amortization ....................................        --              --     |       --             --
                                                          ---------       ---------   |  ---------      ---------
      Net periodic postretirement                                                     |
         benefit cost .................................   $      94       $      77   |  $      25      $     113
                                                          =========       =========   |  =========      =========

     For measurement purposes, a 6.5% annual rate of increase in the per capita cost of medical benefits was assumed for the year ended 1996. The rate was assumed to decrease gradually to 5% for 2001 and remain at that level thereafter.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 6.75% as of December 31, 1997, and 1998, respectively.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                              1-Percentage-       1-Percentage-
                                                                             Point Increase      Point Decrease
                                                                             ---------------     ---------------
                                                                                   (thousands of dollars)
Effect on total of service and interest cost...........................           $  19              $  (16)
Effect on postretirement benefit obligation............................              88                 (76)

 (12)  STOCKHOLDERS' EQUITY

GRANT

     Cumulative Preferred Stock

     Grant had authorized 20,000 shares of cumulative pay-in-kind preferred stock (the "Cumulative Preferred Stock"), par value $0.001 per share, with a liquidation preference of $1,000 per share of which 10,000 shares were outstanding as of December 31, 1997. Dividends accrued and were cumulative from September 30, 1997, the date on which such shares were issued. Dividends accrued at an annual rate of 10.5% of the liquidation value and were payable annually on September 30 of each year. Unpaid dividends associated with the Cumulative Preferred Stock, at December 31, 1997 and at June 5, 1998, were approximately $262,000 and $440,000, respectively.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     On June 5, 1998 the Company redeemed the 10,000 shares of Cumulative Preferred Stock, held by Westgate, representing all such outstanding shares, in the aggregate amount of $10.7 million, representing the liquidation amount of such shares of Cumulative Preferred Stock, together with all accumulated, accrued and unpaid dividends. Upon redemption, the Cumulative Preferred Stock was canceled, retired and eliminated from the shares that the Company is authorized to issue.

     Common Stock

     At December 31, 1998, Grant has authorized 25,000,000 shares of common stock, par value $.001 per share, of which 14,426,055 shares are issued and outstanding. The changes in common stock for the three months ended December 31, 1997 and the year ended December 31, 1998 are as follows (dollars in thousands):

                                                                                         COMMON STOCK
                                                                                   ------------------------
                                                                                    SHARES          AMOUNT
                                                                                   ----------      --------
     Balance September 30, 1997............................................         4,590,056       $   5
     Common stock issued to directors......................................                 1          --
     Common stock issued in exchange for warrants in Solid State...........            62,500          --
     Common stock issued in connection with the reorganization plan........         9,499,998           9
                                                                                   ----------       -----

     Balance December 31, 1997.............................................        14,152,555       $  14
     Common stock issued to directors......................................            36,000          --
     Common stock issued in connection with the underwriting of the
       subscription offering...............................................           237,500          --
                                                                                  -----------       -----

     Balance, December 31, 1998............................................        14,426,055       $  14
                                                                                   ==========       =====


 (13)  CONTINGENCIES

     On December 11, 1997, certain holders of interests under the Plan, acting through an "ad hoc" committee (the "Plaintiffs") commenced a lawsuit in the Bankruptcy Court against Grant, GGI, Elliott, Westgate and Solid State. The lawsuit alleged that (i) GGI and Elliott breached their obligations under the Plan by seeking to complete the Acquisition prior to commencing an offering of the Company's common stock, par value $.001 per share ("Common Stock"), to certain holders of claims and other interests under the Plan (the "Subscription Offering"), (ii) the Acquisition and certain related transactions were unfair to the Plaintiffs because they diluted the value of the common Stock to be issued to them under the Subscription Offering and impaired the Company's equity value and (iii) the Acquisition and certain related transactions could and should have been, but were not, adequately disclosed in the disclosure statement filed with the Bankruptcy Court regarding the Plan. The Plaintiffs requested (i) compensatory and punitive damages in an unstated amount and (ii) revocation of the Plan.

In addition, the Plaintiffs sought to enjoin completion of the Acquisition and certain related transactions pending a trial on the merits. This request for injunctive relief was denied by the Bankruptcy Court on December 16, 1997, and was denied on appeal by the United States District Court for the District of Delaware on December 19, 1997. During the discovery process for the lawsuit, the parties began to discuss a settlement. These discussions led to a settlement of the lawsuit on June 19, 1998 (the "Settlement"). Under the terms of the Settlement, in exchange for a full and complete release of all of the Plaintiffs' claims against Elliott, Westgate, the Company and their respective officers, directors, partners, employees, agents, subsidiaries, affiliates, successors and assigns relating to or arising out of the bankruptcy proceedings of GGI and a dismissal of the lawsuit, Elliott paid the Plaintiffs $150,000 for

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


reimbursement of legal expenses, and permitted the Plaintiffs to purchase Grant Common Stock in the Subscription Offering at a discounted subscription purchase price of $4.75 per share. The Company recorded $635,000 in litigation expense associated with the Settlement, representing the cash paid by Elliott and the $0.25 discount permitted the Plaintiffs to purchase Grant Common Stock in the Subscription Offering. In addition, Elliott has agreed to indemnify Grant against any liability that they may incur in connection with the lawsuit. Nevertheless, other eligible subscribers in the Subscription Offering who did not execute a release in connection with the Subscription Offering could commence other lawsuits related to the Plan, which may not be subject to indemnification by Elliott, and which could have an adverse effect on Grant's business, reputation, financial position, results of operations or cash flows.

     In October 1998, Zurich American Insurance Company ("Zurich") made a demand on Grant for the payment of $694,000 claimed to be due Zurich under the terms of certain insurance policies issued by Zurich to GGI in 1996, which policies were allegedly assumed by Grant at the conclusion of its bankruptcy reorganization in 1997. Subsequent to December 31, 1998, a settlement has been agreed to by the parties subject only to the execution of a definitive Settlement Agreement and funding of the settlement at a cost to Grant of $290,000. This amount has been accrued at December 31, 1998.

     Grant is involved in various claims and legal actions arising in the ordinary course of business. GGI is involved in various claims and legal actions arising in the bankruptcy and related to the Plan. Other than the Plan and actions commenced pursuant thereto or in connection therewith, management of GGI and management of Grant are of the opinion that none of the claims and actions are likely to have a material adverse impact on GGI's or Grant's financial position, results of operations or cash flow.

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

(14) RELATED PARTY TRANSACTIONS

     During 1996, GGI entered into an exclusive agreement with Macdonald & King, Incorporated, a financial services firm, for the purpose of assisting GGI in securing additional sources of financing, including equipment financing and short and long-term financing. Mr. William C. Macdonald, a former director of GGI, is the Chairman of the Board and sole shareholder of Macdonald & King, Incorporated. Pursuant to the terms of the agreement, GGI issued 155,499 shares of GGI Common Stock with a market value of approximately $388,748 to Macdonald & King, Incorporated in connection with financing obtained by GGI prior to Mr. Macdonald's resignation from GGI's Board of Directors effective August 8, 1996.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     On March 20, 1996, GGI issued 143,000 shares of GGI's $2.4375 Preferred to Westgate, an affiliate of Elliott, a holder of more than 5% of the $2.4375 Preferred, for an aggregate purchase price of $1,573,000. Westgate subsequently sold its shares of $2.4375 Preferred to Liverpool Limited Partners, which also is an affiliate of Elliott.

     In November 1996, GGI borrowed an aggregate of $3,149,000 from Westgate and Elliott for working capital purposes. The borrowings were in the form of unsecured promissory notes and remained outstanding at December 31, 1996, and are therefore classified in pre-petition liabilities subject to the chapter 11 case.

     A former senior vice-president of Grant loaned approximately CDN $500,000 for a two-year term at 10% interest to an entity in which the Company held, at the time, an 18% common equity interest. Additionally, Grant owned $268,000 of redeemable, cumulative preferred shares in the same entity. Currently, the Company holds a 14.5% common equity and no preferred shares. During 1998, Grant recorded a $271,000 write-down to reduce the carrying value of its investment in this entity to zero due to the entity's uncertain financial condition. The Company used this entity periodically to perform survey services. The senior vice president resigned in January 1998. During the three months ended December 31, 1997, Grant paid approximately $364,000 to this entity.

     The Company's Chairman of the Board ("Chairman") is an officer of an affiliate of the Principal Stockholders of Grant. On April 28, 1998, Elliott granted to the Chairman options to purchase 100,000 shares of Common Stock from Elliott. Additionally, the Chairman has entered into a consulting agreement, dated April 28, 1998, with Grant (the "Consulting Agreement") which provides for an annual consulting fee of $100,000 for as long as he remains Chairman. Under the Consulting Agreement, the Chairman was also granted options by the Company to purchase 50,000 shares of Common Stock under the Incentive Plan at exercise prices equal to or in excess of the fair market value of the Company's stock on date of grant. These options will vest annually in equal one-third increments beginning on December 31, 1998, and have an average exercise price of $6.07 per share.

      See the discussion of debt financing with Elliott in Notes 7 and 12.

      See discussion of the Subscription Offering in Note 19.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(15)  OTHER INCOME (EXPENSE)

Other Income (Expense) consisted of the following:

                                                               GGI                                    GRANT
                                                ----------------------------------       ----------------------------------
                                                     YEAR          NINE MONTHS           THREE MONTHS          YEAR
                                                     ENDED             ENDED                 ENDED             ENDED
                                                  DECEMBER 31,      SEPTEMBER 30,          DECEMBER 31,      DECEMBER 31,
                                                ---------------    ---------------       ---------------    ---------------
                                                     1996               1997                   1997               1998
                                                     -----              -----                  ----               ----
                                                                          (DOLLARS IN THOUSANDS)
                                                                                      |
      Gain (loss) on the sale of fixed assets.. $            25    $           (67)   |   $            50    $           189
      Net gain (loss) on foreign exchange ...              (251)               (98)   |              (289)              (485)
      Loss on sale of subsidiaries ..........              (198)              --      |              --                 --
      Foreign credit insurance ..............                (8)              --      |              --                 --
      Gain on insurance settlement ..........              --                   11    |              --                 --
      Merger costs ..........................              --                 --      |              (767)              --
      Investment income .....................              --                 --      |                46                 99
      Legal settlements .....................              --                2,359(1) |               (66)              (635)
      Canadian investment write-off .........              --                 --      |              --                 (271)
      GGI administrative fee ................              --                 --      |              --                   60
      Miscellaneous .........................               (70)                61    |              (236)               223
                                                ---------------    ---------------    |   ---------------    ---------------
      Total .................................   $          (502)   $         2,266    |   $        (1,262)   $          (820)
                                                ===============    ===============    |   ===============    ===============

---------------
(1) On July 15, 1997, GGI's Brazilian subsidiary finalized an agreement with a former customer that resolved a long-standing dispute relating to services rendered on contracts dating back to 1983. In settlement of all claims, GGI received payment, net of related costs and expenses, of approximately $2,359,000.

(16)  LOSS PER SHARE

      Loss per common share-basic and diluted is computed as follows (in thousands, except per share amounts):

                                                       GGI                   |               GRANT
                                           -------------------------------   |   -----------------------------
                                               YEAR           NINE MONTHS    |   THREE MONTHS        YEAR
                                               ENDED             ENDED       |      ENDED            ENDED
                                           DECEMBER 31,      SEPTEMBER 30,   |   DECEMBER 31,     DECEMBER 31,
                                           -----------       -------------   |   ------------     ------------
                                               1996              1997        |      1997              1998
                                           -----------       -------------   |   ------------     ------------
                                                                             |
Net loss applicable to common stock.....   $   (82,390)      $        (425)  |   $     (6,143)    $     (8,138)
                                           ===========       =============   |   ============     ============
                                                                             |
Weighted average common shares..........                                     |          4,798           14,257
                                                                             |   ============     ============
                                                                             |
Loss per common share - basic and                                            |
   diluted..............................                                     |   $      (1.28)    $       (.57)
                                                                             |   ============     ============


      Loss per share data for GGI have not been presented as this information is not meaningful.

Dividends on GGI's $2.4375 convertible exchangeable preferred stock were $6.4 million for the year ended December 31, 1996. Dividends on Grant's pay-in-kind preferred stock were $477,000 and $440,000 in the three months ended December 31, 1997 and the year ended December 31, 1998, respectively.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(17)  COMPREHENSIVE INCOME (LOSS)

      Effective January 1, 1998, Grant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components, including foreign currency translation adjustments and unrealized gains (losses) on marketable securities classified as available-for-sale. Grant's and GGI's total comprehensive loss is as follows for the periods presented.

                                                        GGI                                  GRANT
                                           -------------------------------   |    -----------------------------
                                               YEAR           NINE MONTHS    |    THREE MONTHS        YEAR
                                               ENDED             ENDED       |       ENDED            ENDED
                                           DECEMBER 31,      SEPTEMBER 30,   |    DECEMBER 31,     DECEMBER 31,
                                           -----------       -------------   |    ------------     ------------
                                               1996              1997        |       1997              1998
                                           -----------       -------------   |    ------------     ------------
                                                                             |
Net loss applicable to common stock.....   $  (82,390)        $      (425)   |     $   (6,143)      $   (8,138)
Other comprehensive loss - foreign                                           |
   currency translation adjustments.....           --                  --    |          ( 467)          (2,019)
                                           ----------         -----------    |     ----------       ----------
                                                                             |
Total comprehensive loss................   $  (82,390)        $     (425)    |     $   (6,610)      $  (10,157)
                                           ==========         ==========     |     ==========       ==========


(18)  SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Non Cash investing and financing activities consisted of the following (in thousands):

                                                                   GGI                                GRANT
                                                     ---------------------------------    ---------------------------------
                                                          YEAR         NINE MONTHS        THREE MONTHS          YEAR
                                                          ENDED            ENDED              ENDED             ENDED
                                                       DECEMBER 31,     SEPTEMBER 30,       DECEMBER 31,      DECEMBER 31,
                                                     ---------------   ---------------    ---------------   ---------------
                                                           1996              1997               1997              1998
                                                     ---------------   --------------- |  ---------------   ---------------
                                                                                       |
CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:                                       |
  Taxes, net of refunds ..........................   $         3,496   $         2,037 |  $           785   $         3,624
  Interest, net of amounts capitalized ...........             6,106             3,742 |              595             7,822
                                                                                       |
NONCASH INVESTING AND FINANCING ACTIVITIES:                                            |
  Property, plant and equipment acquired                                               |
      through debt issuance ......................            19,718             1,483 |            8,406             3,200
  Common Stock issued in exchange of warrants                                          |
      in Solid State .............................              --                --   |              144              --
  Converted 9,571 Preferred Shares to A                                                |
     Subordinated Note ...........................              --                --   |            9,571              --
  Dividend-- Preferred Stock .....................              --                --   |              215              --
  Debenture conversion ...........................             2,774              --   |             --                --
  Fair value of divestitures, net of cash held ...               493              --   |             --                --
  Receivables acquired in connection with                                              |
     divestitures ................................               255              --   |             --                --
  Prepaid insurance debt additions ...............   $          --     $          --   |  $          --     $         1,186

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(19) SUBSCRIPTION OFFERING

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

(20)  SUBSEQUENT EVENTS

      On January 27, 1999, the Company's then President and CEO, resigned. The former president's termination agreement provides for him to continue employment through February 26, 1999 ("Termination Date") at which time he would begin a five-year non-compete period during which the Company would pay him $15,000 per month plus benefits from March 1999 through December 2001 and $7,500 per month plus benefits per month from January 2002 through December 2003. In addition, the former President was paid a one-time cash bonus of $180,000 and was allowed to keep-one-third (80,000) of the stock options awarded to him under the 1997 Equity and Performance Incentive Plan. The options are exercisable for a three-year period after Termination Date.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                       AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTAL FINANCIAL INFORMATION
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     Quarterly financial information of GGI is summarized as follows:

                                                                             1ST           2ND          3RD           4TH
                                                                           QUARTER       QUARTER      QUARTER       QUARTER
                                                                          ----------    ----------   ----------    ----------
1997
Revenues ..............................................................   $   30,295    $   36,873   $   25,537
Operating income ......................................................        2,070         3,532        1,192
Net income (loss) .....................................................         (275)          138         (287)
Net income (loss) applicable to
   common stock .......................................................         (275)          138         (287)

     Quarterly financial information of Grant is summarized as follows:

1997
Revenues ..............................................................   $     --      $     --     $     --      $   37,868
Operating income ......................................................         --            --           --          (5,033)(1)
Net income (loss) .....................................................         --            --           --          (5,666)
Net income (loss) applicable to
   common stock .......................................................         --            --           --          (6,143)
INCOME (LOSS) PER COMMON SHARE--
   BASIC AND DILUTED:
Net income (loss) per common stock ....................................         --            --           --      $    (1.28)

1998
Revenues ..............................................................   $   47,895    $   48,467   $   50,995    $   28,155
Operating income ......................................................        4,064         4,867        3,485        (6,070)(2)
Net income (loss) .....................................................          733         1,205          157        (9,793)
Net income (loss) applicable to
   common stock .......................................................          469         1,029          157        (9,793)
INCOME (LOSS) PER COMMON SHARE--
   BASIC AND DILUTED:
Net income (loss) per common stock ....................................   $      .03    $      .08   $      .01    $     (.69)

--------------
(1) Includes a $6,369 charge for asset impairment (see Note 3 of Notes to the Consolidated Financial Statements). $5,869 is related to the impaired multi-client data library and $500 is related to miscellaneous assets held by Solid State.

(2) Includes a $3,762 charge for asset impairment (see Note 3 of Notes to the Consolidated Financial Statements). $3,198 is related to the impaired multi-client data library and $564 is related to non-productive asset write-downs.

                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER         DESCRIPTION OF DOCUMENT
--------       ------------------------
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

  10.6         Restated and Amended Employment Agreement between Grant and Larry
               E. Lenig, Jr., dated October 1, 1997 (incorporated by reference to Exhibit 10.6 of the Subscription Offering Registration
               Statement, filed with the Commission on December 24, 1997).

  10.7         Executive Employment Agreement between Solid State and Mitchell
               L. Peters, dated November 24, 1997 (incorporated by reference to
               Exhibit 10.7 of the Subscription Offering Registration Statement, filed with the Commission on December 24, 1997).

  10.8         Grant Geophysical, Inc. 1997 Equity and Performance Incentive
               Plan (incorporated by reference to Exhibit 10.8 of Amendment No.
               2 to the Subscription Offering Registration Statement, filed with the Commission on March 27, 1998).


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

  10.15        Letter Agreement between Elliott and Mitchell L. Peters, dated
               November 24, 1997 (incorporated by reference to Exhibit 10.15 of the Subscription Offering Registration Statement, filed with the Commission on December 24, 1997).

  10.16*       Letter Agreement between Grant and Larry E. Lenig, Jr., dated
               January 27, 1999.

  10.17*       Employment Agreement between Grant and Richard H. Ward, dated
               February 3, 1999.

  10.18*       Employment Agreement between Grant and Stephen H. Wood, dated
               February 24, 1999.

  21.1         Subsidiaries of the Company (incorporated by reference to Exhibit
               21.1 of Amendment No. 2 to the Subscription Offering Registration
               Statement, filed with the Commission on March 27, 1998).

  27.1 *       Financial Data Schedule.

-------------------
*     Filed herein