Form 10-Q
period 1999-03-31
GRANT GEOPHYSICAL INC
filed 1999-05-17
CIK 866722

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1999

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


                                    Yes  [ ]  No  [ ]


     As of May 14, 1999, 14,426,055 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public market for the common stock.

--------------------------------------------------------------------------------
* The Commission file number refers to a Form S-4 registration statement filed by the registrant under the Securities Act of 1933, which became effective May 14, 1998.

================================================================================

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                     PAGE(S)
                                                                                                     -------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets as of December 31, 1998 and
       March 31, 1999....................................................................................1

     Consolidated Statements of Operations for the Three Months Ended
       March 31, 1998 and 1999...........................................................................3

     Consolidated Statements of Cash Flows for the Three Months Ended
       March 31, 1998 and 1999...........................................................................4

     Notes to Consolidated Financial Statements..........................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................................7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................12


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds......................................................13
Item 4.  Submission of Matters to a Vote of Security Holders............................................13
Item 6.  Exhibits and Reports on Form 8-K...............................................................13

PART III.  SIGNATURES...................................................................................14

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                             DECEMBER 31,  MARCH 31,
                                                                                                1998        1999
                                                                                            -----------   ---------
                                                                                                         (unaudited)

                           ASSETS

Current assets:
    Cash and cash equivalents .............................................................    $ 7,921   $  2,578
    Restricted cash .......................................................................        106         79
    Accounts receivable:
       Trade(net of allowance for doubtful accounts of $86 and $220 at December
            31, 1998 and March 31, 1999,
            respectively) .................................................................     25,918     25,215
       Other ..............................................................................      1,663      1,673
    Inventories ...........................................................................        512        512
    Prepaids ..............................................................................      4,639      3,296
    Work in process .......................................................................      4,062      3,809
                                                                                               -------   --------
       Total current assets ...............................................................     44,821     37,162

Property, plant and equipment .............................................................     93,264     92,654
Less:  accumulated depreciation ...........................................................     27,359     32,332
                                                                                               -------   --------
       Net property, plant and equipment ..................................................     65,905     60,322

Multi-client data, net ....................................................................     10,899     15,101
Goodwill, net .............................................................................     36,592     36,393
Deferred issue costs, net .................................................................      4,297      4,190
Other assets ..............................................................................      3,927      5,607
                                                                                              --------   --------
       Total assets .......................................................................   $166,441   $158,775
                                                                                              ========   ========



                                                        (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                                        DECEMBER 31,  MARCH 31,
                                                                                                            1998        1999
                                                                                                         ---------    ---------
                                                                                                                     (unaudited)
    ..................................................................................................
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable, current portion of long-term debt and
       capital lease obligations .....................................................................       2,522        2,540
    Accounts payable .................................................................................      15,316       12,371
    Accrued expenses .................................................................................       6,621        5,301
    Accrued interest .................................................................................       3,798        1,380
    Foreign income taxes payable .....................................................................       2,191        2,012
                                                                                                         ---------    ---------
      Total current liabilities ......................................................................      30,448       23,604

Revolving line of credit-affiliate ...................................................................       8,000       13,000
Long-term debt and capital lease obligations .........................................................     102,817      102,307
Unearned revenue .....................................................................................       2,115        3,963
Other liabilities and deferred credits ...............................................................       1,059          549

Stockholders' equity:
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued and outstanding
       14,426,055 shares at December 31, 1998 and
       March 31, 1999 ................................................................................          14           14
    Additional paid-in capital .......................................................................      41,727       41,772
    Accumulated deficit ..............................................................................     (17,253)     (24,124)
    Accumulated other comprehensive income ...........................................................      (2,486)      (2,310)
                                                                                                         ---------    ---------
      Total stockholders' equity .....................................................................      22,002       15,352
                                                                                                         ---------    ---------
           Total liabilities and stockholders' equity ................................................   $ 166,441    $ 158,775
                                                                                                         =========    =========


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             ---------------------------
                                                                                1998            1999
                                                                                ----            ----
                                                                                     (unaudited)

Revenues                                                                     $  47,895         $  22,734

Expenses:
   Direct operating expenses                                                    34,740            17,201
   Selling, general and administrative expenses                                  3,802             3,804
   Depreciation and amortization                                                 5,289             6,090
                                                                             ---------         ---------
      Total costs and expenses                                                  43,831            27,095
                                                                             ---------         ---------

      Operating income (loss)                                                    4,064            (4,361)

Other income (expense):
   Interest, net                                                                (1,965)           (2,752)
   Other                                                                          (162)              543
                                                                             ---------         ---------
      Total other expense                                                       (2,127)           (2,209)
                                                                             ---------         ---------

      Income (loss) before taxes                                                 1,937            (6,570)

Income tax expense                                                               1,204               301
                                                                             ---------         ---------

      Net income (loss)                                                      $     733         $  (6,871)
                                                                             =========         =========

      Net income (loss) applicable to common stock                           $     469         $  (6,871)
                                                                             =========         =========

INCOME PER COMMON SHARE - BASIC
   AND DILUTED:

Net income (loss)                                                            $    0.05         $   (0.48)
Dividend requirement on pay-in-kind
   preferred stock                                                               (0.02)               --
                                                                             ---------         ---------
Net income (loss) per common share                                           $    0.03         $   (0.48)
                                                                             =========         =========



          See accompanying Notes to Consolidated Financial Statements.

                     GRANT GEOPHYSICAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                --------------------
                                                                                1998            1999
                                                                                ----            ----
                                                                                     (unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $   733      $  (6,871)
     Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization expense                                       5,289          6,090
     (Gain) loss on sale of fixed assets                                           (27)            58
     Provision for doubtful accounts                                               200            150
     Exchange (gain) loss                                                          247           (203)
     Multi-client data amortization                                                 --             74
     Directors' stock compensation expense                                          --             45
     Other non-cash items                                                            7             20
  CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN:
     Accounts receivable                                                       (12,034)           543
     Inventories                                                                     5             --
     Prepaids                                                                     (618)         1,343
     Work in process                                                               459            253
     Other assets                                                                  613         (1,562)
     INCREASE (DECREASE) IN:
     Accounts payable                                                            2,632         (2,945)
     Accrued expenses                                                                4         (3,040)
     Foreign income tax payable                                                    824           (179)
     Other liabilities and deferred credits                                      1,248          1,338
                                                                             ---------      ---------

         NET CASH USED IN OPERATING ACTIVITIES                                    (418)        (4,886)

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                                  (4,166)          (482)
     Multi-client data                                                              --         (4,267)
     Proceeds from sale of assets                                                  220             10
     Restricted cash                                                                --             27
                                                                             ---------      ---------

         NET CASH USED IN INVESTING ACTIVITIES                                  (3,946)        (4,712)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt issue costs                                                           (3,796)           (12)
     Borrowings made                                                           100,279          5,101
     Repayment on borrowings                                                   (74,179)          (877)
                                                                             ---------      ---------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                              22,304          4,212
                                                                             ---------      ---------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (42)            43
                                                                             ---------      ---------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          17,898         (5,343)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               7,093          7,921
                                                                             ---------      ---------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  24,991      $   2,578
                                                                             =========      =========


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The balance sheet of Grant Geophysical, Inc. and subsidiaries (the "Company") as of March 31, 1999 and the related statements of operations and cash flows for the three months ended March 31, 1998 and 1999 are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements of Grant and its consolidated subsidiaries contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1998, included in the Company's Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     The more significant areas requiring the use of management estimates relate to expected future sales associated with the Company's multi-client data library, estimated future cash flows related to long-lived assets and valuation allowances for deferred tax assets. Actual results could differ materially from these estimates making it reasonably possible that a change in these estimates could occur in the near future.

     Income (Loss) Per Common Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period without any dilutive effects considered. Diluted income (loss) per common share reflects dilution for all potentially dilutive securities including warrants and convertible securities. The income (loss) is adjusted for cumulative preferred stock dividends in calculating net income (loss) applicable to the common stockholders.

(2)  DEBT

     During the three months ended March 31, 1999, Grant maintained a revolving credit facility with Elliott Associates, L.P. ("Elliott") that is due March 31, 2000. In April 1999, the credit facility was increased from $15 million to $20 million. The agreement evidencing the revolving credit facility contains restrictions which, among other things, prohibit the Company from paying dividends, borrowing money, purchasing fixed assets or engaging in certain type of transactions without Elliott's consent.

     On May 11, 1999, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Foothill Capital Corporation, a California corporation, Elliott and certain other entities as parties thereto (collectively, the "Lenders"), pursuant to which the Lenders agreed to loan to the Company up to $6.0 million through a revolving facility and up to $19.0 million through two term loans. Proceeds were used to repay all of the Company's outstanding indebtedness to Elliott ($14.8 million) and will be used to provide additional liquidity and working capital to support the Company's operations. The Loan Agreement imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make other distributions in cash or certain property, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company or its subsidiaries, make Investments (as defined in the Loan Agreement) and maintain a minimum EBITDA (earnings before interest, tax, depreciation and amortization) level.

(3)  TERMINATION OF EXECUTIVE OFFICER

     On January 27, 1999, the Company's then President and CEO, resigned. The former president's termination agreement provides for him to continue employment through February 26, 1999 ("Termination Date"). The Company will pay him severance payments from the Termination Date through December 31, 2001 (the "Severance Period") at the rate of $7,500 per month plus benefits. From the Termination Date through December 31, 2003 (the "Non-Compete Period") the Company will pay him non-compete payments of $7,500 per month plus benefits. In addition, the former president was paid a one-time cash bonus of $180,000 and retained one-third (80,000) of the stock options awarded to him under the 1997 Equity and Performance Incentive Plan. The options are exercisable for a three-year period after Termination Date. Expenses related to the severance have been expensed in the quarter ended March 1999.

(4)  SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                --------------------
                                                                                1998            1999
                                                                                ----            ----
                                                                                (dollars in thousands)

     CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
       Taxes, net of refunds                                                   $    --         $  395
       Interest, net of amounts capitalized                                      1,417          5,225

     NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Property, plant and equipment debt additions                            $ 4,500         $   --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Grant Geophysical, Inc., a Delaware corporation (together with its subsidiaries, "Grant," or the "Company"), is a leading provider of seismic data acquisition services in land and transition zone environments in selected markets, including the United States, Canada, Latin America and the Far East. Through its predecessors, including GGI Liquidating Corporation ("GGI"), and its acquired subsidiary, Solid State Geophysical Inc ("Solid State"), the Company has participated in the seismic data acquisition services business in the United States and Latin America since the 1940s, the Far East since the 1960s and Canada since the 1970s. The Company has conducted operations in each of these markets, as well as in the Middle East and Africa, in the past three years. The Company's seismic data acquisition services typically are provided on an exclusive contract basis to domestic and international oil and gas companies and seismic data marketing companies. The Company also owns interests in certain multi-client seismic data covering selected areas in the United States and Canada that is marketed broadly on a non-exclusive basis to oil and gas companies.

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

     The Company also provides seismic data processing through offices located in Midland, Dallas and Houston, Texas. Services are provided on an exclusive contract basis to oil and gas companies and to the Company's own multi-client projects.

     Due to the volatility of the price of oil and gas over the past year, capital spending by oil and gas companies on oilfield related activities, including seismic data acquisition and processing, has substantially decreased. As a result, beginning late in the third quarter of 1998, the Company's global seismic crew count, which includes both U.S. and foreign contracts, has decreased significantly. As of May 14, 1999 the Company was operating or mobilizing seven seismic data acquisition crews utilizing approximately 18,100 seismic recording channels. The Company's current seismic recording channel capacity is slightly more than 32,000. By contrast, as of May 14, 1998, the Company was operating or mobilizing 19 seismic data acquisition crews utilizing approximately 28,000 seismic recording channels.

     The current industry downturn has prompted the Company to undertake activities it believes will both preserve financial strength and position itself to respond when market demand increases. Those activities include a worldwide reduction in personnel, a corporate restructuring and a restricted capital expenditure program. Personnel reductions began in the fourth quarter of 1998 and have continued throughout the first quarter of 1999. Overall personnel have been reduced from 863 full-time and 2,162 temporary at September 30,1998 to 414 full-time and 329 temporary personnel at April 30, 1999. The corporate restructuring is the result of changing market conditions and is designed to better utilize all the Company's assets. The restructuring places a greater emphasis on acquiring multi-client data in the United States and Canada and refocuses the international marketing efforts on the Company's established foreign markets. Capital expenditures in 1999 are expected to be limited primarily to those required to maintain the Company's existing seismic acquisition and processing equipment.

     As of May 14, 1999, the Company was operating or mobilizing a total of five land crews in the United States, one land and one transition zone crew in Latin America. For the three months ended March 31, 1999, the Company's total revenues were $22.7 million, with approximately 51.6% from the United States, 7.8% from Latin America, 19.1% from the Far East and 21.5% from Canada.

     Grant's principal executive office is located at 16850 Park Row, Houston, Texas 77084 and its telephone number is 281-398-9503.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1998

     Revenues. Consolidated revenue decreased $25.2 million, or 52.5%, from $47.9 million for the three months ended March 31, 1998 to $22.7 million in revenue for the three months ended March 31, 1999. This decrease was the result of lower demand for the Company's seismic acquisition services in both the domestic and international markets. Demand for the Company's services has been adversely affected by the significant decrease in the price of oil and gas that occurred between the fourth quarter of 1997 and the first quarter of 1999.

     Revenues from the United States data acquisition operations decreased $3.2 million, or 22.3%, from $14.5 million for the quarter ended March 31, 1998 to $11.3 million for the quarter ended March 31, 1999. This decrease was attributable to the Company operating six seismic data acquisition crews continuously in the United States during the three months ended March 31, 1998 compared with only four to five crews operating the same period in 1999.

     Revenues from data processing were $473,000 for the quarter ended March 31, 1999. The Company purchased the data processing operations in July 1998; therefore, there are no comparable results for the quarter ended March 31, 1998. The Company operated processing centers in Houston, Midland and Dallas, Texas for the entire three month period ending March 31, 1999.

     Revenues from Canadian data acquisition operations decreased $3.3 million, or 40.1%, from $8.2 million for the quarter ended March 31, 1998, to $4.9 million for the quarter ended March 31, 1999. This decrease was due to the Company operating, from time to time, six seismic data acquisition crews during the three months ended March 31, 1998 compared with only four operating during the same period in 1999.

     The Company began its multi-client data acquisition activities in the United States and Canada during the second quarter of 1998. At May 14, 1999, the Company had completed or was conducting fourteen data library projects totaling approximately 1,627 square miles in Texas, California, Wyoming and Canada. At March 31, 1999, 876 square miles had been completed with approximately 233 of those square miles being completed during the three months ended March 31, 1999. The additional 751 square miles are scheduled to be completed by November 30, 1999. The Company continues to implement its strategy of building a strong multi-client data library and has identified and is currently evaluating projects totaling an additional 896 square miles for possible acquisition in 1999 and beyond. Revenues associated with the underwritten portion of multi-client data programs are recognized as part of the data acquisition revenues discussed above in the southern United States, northern United States and Canada.

     Revenues from Latin America data acquisition decreased $18.0 million, or 91.0%, from $19.8 million for the quarter ended March 31, 1998 to $1.8 million for the quarter ended March 31, 1999. During the first quarter of 1998, Latin American operations consisted of as many as eight seismic crews, including three in Colombia, two in Bolivia and one each in Guatemala, Brazil and Ecuador. During the first quarter of 1999, the Company operated only one seismic crew in each of Ecuador and Guatemala. In addition, during that same period the Company was mobilizing one shallow water transition zone crew in Brazil.

     Revenues from the Far East decreased $1.1 million, or 20.6%, from $5.5 million for the first quarter of 1998 to $4.3 million for the first quarter of 1999. During the first quarter of 1998 the Company operated two crews in Bangladesh for the entire period and began mobilizing two crews to Indonesia. The Indonesian crews began data acquisition during the second quarter of 1998. During the first quarter of 1999 the Company operated one crew in Bangladesh for the entire period and one crew through the first week of February 1999. There was no significant activity in Indonesia during the first quarter of 1999. As of May 14, 1999 there was no crew activity in the region.

     Expenses. Direct operating expenses as a percentage of revenues increased to 75.7% for the three months ended March 31, 1999 from 72.5% for the three months ended March 31, 1998. This percentage increase can be attributed to an overall decrease in operating efficiency that resulted from the completion of contracts and the demobilization of crews in the international locations. Direct operating expenses during the first quarter of 1999 decreased $17.5 million to $17.2 million for the three months ended March 31, 1999 compared with $34.7 million for the quarter ended March 31, 1998. This decrease is a result of the revenue decreases experienced throughout all the Company's operating regions as described above.

     Selling, general and administrative expenses were unchanged in the quarter ended March 31, 1999. As a percentage of revenue, selling, general and administrative expenses increased to 16.7% in the first quarter of 1999 from 7.9% in the same period in 1998. The primary reason for this increase is the reduction in revenue during the first three months of 1999. Beginning in the fourth quarter of 1998 and continuing through the first quarter of 1999, the Company initiated a corporate restructuring which included a reduction in support and overhead personnel in all its operating regions and corporate office. The first quarter of 1999 includes approximately $470,000 for severance cost associated with personnel reduction. The effects of these cost reductions are expected to be realized in reduced expenses throughout the remainder of 1999.

     Depreciation and amortization increased $801,000, or 15.1%, to $6.1 million for the quarter ended March 31, 1999 from $5.3 million for the quarter ended March 31, 1998. This increase is primarily attributable to depreciation on new assets purchased by the Company in 1998.

     Other Income (Expense). Net interest expense increased $787,000, or 40%, to $3.0 million for the quarter ended March 31, 1999 from $2.2 million for the quarter ended March 31, 1998. This increase was the result of the increase in debt resulting from the sale in February 18, 1998 of $100 million of 9 3/4% senior notes due 2008 (the "Senior Notes"). Proceeds from the sale of Senior Notes were used to retire substantially all of the Company's outstanding indebtedness, to fund capital expenditures and provide working capital.

     Other income for the three months ended March 31, 1999 of $543,000 was principally the result of the receipt of $285,000 from the settlement of a dispute over a trade receivable and $181,000 of gains on foreign exchange transactions incurred in connection with its Ecuadorian and Canadian operations. Other expense of $162,000 for the same period in 1998 was principally the result of losses on foreign exchange transactions incurred in connection with the Company's Canadian operations.

     Tax Provision. The income tax provision in both periods consisted of income taxes in foreign countries. The decrease for the quarter ended March 31, 1999 compared with the quarter ended March 31, 1998 is a result of lower taxable income in international locations. No provision for United States federal income tax was made in either period as the Company had net loss carryforwards available.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's internal sources of liquidity are its cash balances ($1.7 million at May 14, 1999) and cash flow from operations. On May 11, 1999, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Foothill Capital Corporation, a California corporation, Elliott and certain other entities as parties thereto (collectively, the "Lenders"), pursuant to which the Lenders agreed to loan to the Company up to $6.0 million through a revolving facility and up to $19.0 million through two term loans. Proceeds were used to repay all of the Company's outstanding indebtedness to Elliott ($14.8 million) and will be used to provide additional liquidity and working capital to support the Company's operations.

     The Company has outstanding $100 million aggregate principal amount of Senior Notes. The Senior Notes are governed by an indenture, dated February 18, 1998, between the Company, its subsidiary guarantors and LaSalle National Bank, as trustee. The Notes bear interest at 9 3/4% per annum, payable semiannually, and were sold at a discount to yield 9 7/8% per annum. The net proceeds from the sale of the Notes were used to retire substantially all of Grant's then outstanding indebtedness, purchase certain leased equipment and provide for working capital.

     At May 14, 1999, the Company's total indebtedness was approximately $119.2 million. The Company's total indebtedness is comprised of $99.3 million aggregate principal amount of the Senior Notes, $14.8 million outstanding on the Loan Agreement and $5.1 million of combined loans and capitalized leases incurred for the purpose of financing capital expenditures.

     The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, make principal and interest payments required by the terms of its indebtedness and fund expenses associated with the implementation of its business strategy, including the acquisition and processing of multi-client data. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations. International operations accounted for 48.4% of total revenues for the three months ended March 31, 1999.

     Capital expenditures for the three months ended March 31, 1999 were $482,000. Capital expenditures are used primarily to maintain the Company's seismic data acquisition and recording equipment. The remaining projected capital budget for 1999 is estimated to be between $2.5 million and $5.0 million and is dependent on future crew activity. For the three months ended March 31, 1999, the Company committed approximately $7.1 million of expenditures for five multi-client data acquisition projects located in Texas, Wyoming and Canada. Customer commitments for those projects were approximately 70% of the project costs. Net investment by the Company for these projects was $2.1 million.

     The Company will require substantial cash flow to continue operations on a satisfactory basis, complete its capital expenditure program, fully implement its business strategy and meet its principal and interest obligations with respect to the Senior Notes, the Loan Agreement and its other indebtedness. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions and other factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or otherwise comply with the terms of the indenture, the Loan Agreement or its other debt instruments, it may be required to obtain additional equity of debt financing. There can be no assurance that such refinancing or additional financing will be available on terms acceptable to the Company.

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

     Incremental out-of-pocket costs incurred to date to address the Y2K issue amount to approximately $1.1 million. The Company anticipates that an additional $900,000 will be expended during 1999 relating to this issue. These costs have been, and are expected to continue to be, funded by cash flows from operations.

     To date, 90% of critical items have been inventoried and assessed, primarily by third party vendors. Internal business units are expected to have completed all inventory by the end of May 1999. Internal assessment, testing and remediation of critical components is expected to be complete by the end of the second quarter, with the exception of some business applications, which are expected to be tested and deployed by the end of the third quarter 1999. It is anticipated that contingency planning and change control procedures will continue until the end of 1999. Inventory and assessment of critical vendors/suppliers is underway and expected to be complete by the end of May 1999.

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

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company conducts a substantial portion of its business in currencies other than the U.S. or Canadian dollars, particularly various Latin American currencies, and its operations are subject to fluctuations in foreign currency exchange rates. Accordingly, certain of the Company's international contracts could be significantly affected by fluctuations in exchange rates, particularly in Mexico. The Company's international contracts requiring payment in currency other than U.S. or Canadian dollars typically are indexed to inflationary tables and generally are used for local expenses. The Company attempts to structure the majority of its international contracts to be billed and paid at a certain U.S. dollar conversion rate. Grant is presently using a forward contract to hedge the value of the U.S. dollar on a 30 to 60 day basis.
The notional amount hedged is approximately $300,000 at March 31, 1999.

     The Company's operating results were positively impacted by foreign exchange gains of approximately $203,000 during the three months ended March 31, 1999.

                                     PART II

                                OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On February 3, 1999, Richard H. Ward, President and Chief Executive Officer of the Company, was granted an option to purchase 600,000 shares of the Company's Common Stock at a purchase price of $4.25 per share. The exercisability of the options granted to Mr. Ward are subject to certain vesting requirements.

                  On February 24, 1999, Stephen H. Wood, Chief Operating Officer of the Company, was granted an option to purchase 200,000 shares of the Company's Common Stock at a purchase price of $4.25 per share. The exercisability of the options granted to Mr. Wood are subject to certain vesting requirements.

                  The options were granted in reliance on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1993.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On February 3, 1999, Elliott and Westgate, being all of the holders of the Common Stock, and pursuant to a written consent without a meeting, approved an increase of the number of shares of Common Stock available under the Company's 1997 Equity and Performance Incentive Plan to 2,000,000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Exhibits
                     Exhibit No.
                     -----------
                      27.01 -    Financial data schedule.

         (b)      Reports on Form 8-K

                  On January 28, 1999, the Company filed a current report on Form 8-K related to the resignation of Larry E. Lenig, Jr. as President and Chief Executive Officer and a director of the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of May, 1999.

                                               GRANT GEOPHYSICAL, INC.



                                  By              /s/RICHARD H. WARD
                                    -----------------------------------------
                                                  Richard H. Ward
                                                Chief Executive Officer,
                                                        Director
                                              (Principal Executive Officer)


                                  By              /s/ BEN L. ROBERTS
                                    -----------------------------------------
                                                     Ben L. Roberts
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
  27.01                           Financial Data Schedule