Form 10-Q
period 1999-06-30
GRANT GEOPHYSICAL INC
filed 1999-08-13
CIK 866722

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

                       For the quarter ended June 30, 1999

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


                               Yes [ ]  No [ ]


         As of August 12, 1999, 14,426,055 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public market for the common stock.





================================================================================

* The Commission file number refers to a Form S-4 registration statement filed by the registrant under the Securities Act of 1933, which became effective May 14, 1998.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                      PAGE (s)
PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets as of December 31, 1998 and
        June 30, 1999....................................................................................1

     Consolidated Statements of Operations for the Three and Six Months Ended
        June 30, 1998 and 1999...........................................................................3

     Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 1998 and 1999...........................................................................4

     Notes to Consolidated Financial Statements..........................................................5

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations.......................................................7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................14


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................................................15

PART III.  SIGNATURES...................................................................................16

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                               DECEMBER 31,      JUNE 30,
                                                                  1998            1999
                                                               -----------     -----------
                                                                               (UNAUDITED)
                           ASSETS

Current assets:
    Cash and cash equivalents                                  $     7,921     $     2,140
    Restricted cash                                                    106             509
    Accounts receivable:
       Trade(net of allowance for doubtful accounts of $86
          and $390 at December 31, 1998 and June 30, 1999,
          respectively)                                             25,918          13,695
       Other                                                         1,663           1,190
    Inventories                                                        512             510
    Prepaids                                                         4,639           1,900
    Work in process                                                  4,062           4,534
                                                               -----------     -----------
       Total current assets                                         44,821          24,478

Property, plant and equipment                                       93,264          93,716
Less:  accumulated depreciation                                     27,359          35,530
                                                               -----------     -----------
       Net property, plant and equipment                            65,905          58,186

Multi-client data, net                                              10,899          21,025
Goodwill, net                                                       36,592          36,337
Deferred issue costs, net                                            4,297           4,073
Other assets                                                         3,927           5,269
                                                               -----------     -----------
       Total assets                                            $   166,441     $   149,368
                                                               ===========     ===========



                                                        (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                             DECEMBER 31,        JUNE 30,
                                                                 1998              1999
                                                             ------------      ------------
                                                                                (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable, current portion of long-term debt and
       capital lease obligations                             $      2,522      $      6,578
    Accounts payable                                               15,316             6,396
    Accrued expenses                                                6,621             4,371
    Accrued interest                                                3,798             3,860
    Foreign income taxes payable                                    2,191               762
                                                             ------------      ------------
      Total current liabilities                                    30,448            21,967

Revolving line of credit-affiliate                                  8,000             1,650
Long-term debt and capital lease obligations                      102,817           112,569
Unearned revenue                                                    2,115             2,346
Other liabilities and deferred credits                              1,059             3,382

Stockholders' equity:
    Common stock, $.001 par value.  Authorized
       25,000,000 shares; issued and outstanding
       14,426,055 shares at December 31, 1998 and
       June 30, 1999                                                   14                14
    Additional paid-in capital                                     41,727            41,757
    Accumulated deficit                                           (17,253)          (32,522)
    Accumulated other comprehensive income                         (2,486)           (1,795)
                                                             ------------      ------------
      Total stockholders' equity                                   22,002             7,454
                                                             ------------      ------------

           Total liabilities and stockholders' equity        $    166,441      $    149,368
                                                             ============      ============



          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                      ----------------------      ----------------------
                                                       1998          1999          1998          1999
                                                      --------      --------      --------      --------
                                                            (UNAUDITED)                (UNAUDITED)
Revenues                                              $ 48,467      $ 10,474      $ 96,362      $ 33,208

Expenses:
   Direct operating expenses                            34,792         7,383        69,532        24,584
   Selling, general and administrative expenses          3,882         2,879         7,684         6,683
   Depreciation and amortization                         4,926         5,819        10,215        11,909
                                                      --------      --------      --------      --------
      Total costs and expenses                          43,600        16,081        87,431        43,176
                                                      --------      --------      --------      --------

      Operating income (loss)                            4,867        (5,607)        8,931        (9,968)

Other income (expense):
   Interest, net                                        (2,339)       (3,056)       (4,304)       (5,808)
   Other                                                   (19)          385          (181)          928
                                                      --------      --------      --------      --------
     Total other expense                                (2,358)       (2,671)       (4,485)       (4,880)
                                                      --------      --------      --------      --------

     Income (loss) before taxes                          2,509        (8,278)        4,446       (14,848)

Income tax expense                                       1,304           120         2,508           421
                                                      --------      --------      --------      --------

     Net income (loss)                                $  1,205      $ (8,398)     $  1,938      $(15,269)
                                                      ========      ========      ========      ========

     Net income (loss) applicable to common stock     $  1,029      $ (8,398)     $  1,498      $(15,269)
                                                      ========      ========      ========      ========

INCOME PER COMMON SHARE - BASIC
  AND DILUTED:

Net income (loss)                                     $   0.09      $  (0.58)     $   0.14      $  (1.06)
Dividend requirement on pay-in-kind
  preferred stock                                        (0.01)           --         (0.03)           --
                                                      --------      --------      --------      --------

Net income (loss) per common share                    $   0.08      $  (0.58)     $   0.11      $  (1.06)
                                                      ========      ========      ========      ========





          See accompanying Notes to Consolidated Financial Statements.

                     GRANT GEOPHYSICAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                           ------------------------
                                                             1998           1999
                                                           ---------      ---------
                                                                  (UNAUDITED)
   CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                     $   1,938      $ (15,269)
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization expense                    10,215         11,909
     (Gain) loss on sale of fixed assets                         (90)            72
     Provision for doubtful accounts                             300            300
     Exchange (gain) loss                                        473           (554)
     Multi-client data amortization                               --            425
     Directors' stock compensation expense                        --             30
     Other non-cash items                                         27             39
  CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN:
     Accounts receivable                                     (12,341)        12,396
     Inventories                                                   2              2
     Prepaids                                                   (674)         2,739
     Work in process                                          (2,755)          (472)
     Other assets                                                147         (1,106)
     INCREASE (DECREASE) IN:
     Accounts payable                                          6,442         (8,920)
     Accrued expenses                                          2,480         (1,504)
     Foreign income tax payable                                1,262         (1,429)
     Other liabilities and deferred credits                     (295)         2,554
                                                           ---------      ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES             7,131          1,212

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                               (12,161)        (3,622)
     Multi-client data                                           829        (10,490)
     Proceeds from sale of assets                                515              8
     Restricted cash                                              --           (403)
                                                           ---------      ---------
         NET CASH USED IN INVESTING ACTIVITIES               (10,817)       (14,507)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt issue costs                                         (4,585)           (12)
     Borrowings made                                         100,279         32,643
     Repayment on borrowings                                 (74,397)       (25,488)
     Common stock issue costs                                    (16)            --
     Redemption of preferred stock                           (10,000)            --
     Dividends paid                                             (723)            --
                                                           ---------      ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES            10,558          7,143
                                                           ---------      ---------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (265)           371
                                                           ---------      ---------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         6,607         (5,781)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             7,093          7,921
                                                           ---------      ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  13,700      $   2,140
                                                           =========      =========


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The balance sheet of Grant Geophysical, Inc. and subsidiaries (the "Company") as of June 30, 1999 and the related statements of operations and cash flows for the six months ended June 30, 1998 and 1999 are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements of Grant and its consolidated subsidiaries contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1998, included in the Company's Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

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

(2)  DEBT

     On May 11, 1999, the Company entered into a Loan and Security Agreement (the "Credit Facility") with Foothill Capital Corporation and Elliott Associates L.P. ("Elliott"), the "Lenders", pursuant to which the Company may borrow up to $6.0 million through a revolving facility and up to $19.0 million through two term loans. Proceeds were used to repay all of the Company's outstanding indebtedness to Elliott ($14.8 million) and will be used to provide additional liquidity and working capital to support the Company's operations. The Credit Facility imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make other distributions in cash or certain property, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company or its subsidiaries, make Investments (as defined in the Credit Facility) and maintain a minimum EBITDA (earnings before interest, tax, depreciation and amortization) level.

(3)  SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                          -------------------------
                                                            1998           1999
                                                          ----------     ----------
                                                           (DOLLARS IN THOUSANDS)
     CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
       Taxes, net of refunds                              $      976     $      536
       Interest, net of amounts capitalized                    1,507          6,133

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Grant Geophysical, Inc., a Delaware corporation (together with its subsidiaries, "Grant," or the "Company"), is a leading provider of seismic data acquisition services in land and transition zone environments in selected markets, including the United States, Canada, Latin America and the Far East. Through its predecessors, including GGI Liquidating Corporation ("GGI"), and its subsidiary, Solid State Geophysical, Inc. ("Solid State"), the Company has participated in the seismic data acquisition services business in the United States and Latin America since the 1940s, the Far East since the 1960s and Canada since the 1970s. The Company has conducted operations in each of these markets, as well as in the Middle East and Africa, in the past three years. The Company's seismic data acquisition services typically are provided on an exclusive contract basis to domestic and international oil and gas companies and seismic data marketing companies. The Company also owns interests in certain multi-client seismic data covering selected areas in the United States and Canada that is marketed broadly on a non-exclusive basis to oil and gas companies.

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

     The Company owns a library of multi-client seismic data that is licensed to oil and gas companies on a non-exclusive basis and has a small interest in certain multi-client data owned by third parties. Over the past several years, as oil and gas companies have moved toward multi-client surveys to reduce finding costs, the Company has significantly increased its participation in multi-client activity and has expanded its library of multi-client data to include projects located in Texas, California, Wyoming and Canada. Factors considered by the Company when determining whether to undertake a multi-client survey include the availability of customer commitments to offset a percentage of the survey cost, the number of potential customers for the completed data, the location to be surveyed, the probability and timing of future lease, concession, exploration and development activity in the area, and the availability, quality and price of competing data.

     The Company also provides seismic data processing through offices located in Midland, Dallas and Houston, Texas. Services are provided on an exclusive contract basis to oil and gas companies and to the Company's own multi-client projects.

     Due to the volatility of the price of oil and gas over the past year, capital spending by oil and gas companies on oilfield related activities, including seismic data acquisition and processing, has decreased substantially. As a result, beginning late in the third quarter of 1998, the Company's global seismic crew count, which includes both U.S. and foreign contracts, has decreased significantly. As of August 12, 1999 the Company was operating or mobilizing eight seismic data acquisition crews utilizing approximately 20,000 seismic recording channels. Due to the current availability of seismic recording channels within the Company, a typical seismic crew is utilizing a significantly higher channel count today than a year ago. The Company's current seismic recording channel capacity is slightly more than 32,000. By contrast, as of August 14, 1998, the Company was operating or mobilizing 20 seismic data acquisition crews utilizing approximately 30,000 seismic recording channels.

     The current industry downturn has prompted the Company to undertake activities it believes will both preserve financial strength and position itself to respond when market demand increases. Those activities include a worldwide reduction in personnel, a restructuring of the Company's operations and marketing efforts and a restricted capital expenditure program. Personnel reductions began in the fourth quarter of 1998 and have continued throughout the first six months of 1999. Overall personnel have been reduced from 863 full-time and 2,162 temporary at September 30, 1998 to 474 full-time and 380 temporary personnel at June 30, 1999. The corporate restructuring is the result of changing market conditions and is designed to better utilize all the Company's assets. The restructuring of the Company's operations and marketing efforts places a greater emphasis on acquiring multi-client data in the United States and Canada and refocuses the international marketing efforts on the Company's established foreign markets. The Company is also evaluating and considering a recapitalization or other corporate restructuring, including the issuance of additional equity.

     As of August 12, 1999, the Company was operating or mobilizing a total of four land crews in the United States, two land crews in Canada and one land and one transition zone crew in Latin America. For the six months ended June 30, 1999, the Company's total revenues were $33.2 million, with approximately 55% from the United States, 7% from Latin America, 19% from the Far East and 19% from Canada.

     Grant's principal executive office is located at 16850 Park Row, Houston, Texas 77084 and its telephone number is 281-398-9503.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1998

     Revenues. Consolidated revenues decreased $38.0 million, or 78%, from $48.5 million for the quarter ended June 30, 1998 to $10.5 million in revenue for the quarter ended June 30, 1999. This decrease was the result of lower demand for the Company's seismic acquisition services in both the domestic and international markets. Demand for the Company's services has been adversely affected by the significant decrease in the price of oil and gas that occurred between the fourth quarter of 1997 and the first quarter of 1999.

     Revenues from the United States data acquisition operations decreased $18.4 million, or 77%, from $23.9 million for the quarter ended June 30, 1998 to $5.5 million for the quarter ended June 30, 1999. This decrease was attributable to the Company operating six seismic data acquisition crews continuously in the United States during the three months ended June 30, 1998 compared with only one to two crews operating in the same period in 1999.

     Revenues from data processing were $410,000 for the quarter ended June 30, 1999. The Company purchased the data processing operations in July 1998; therefore, there are no comparable results for the quarter ended June 30, 1998. The Company operated processing centers in Houston, Midland and Dallas, Texas for the entire three-month period.

     Revenues from Canada data acquisition operations decreased $684,000, or 41%, from $1.7 million for the quarter ended June, 1998 to $993,000 for the quarter ended June 30, 1999. This decrease was due to the Company operating, from time to time, three seismic data acquisition crews during the three months ended June 30, 1998 compared with only one to two crews operating during the same period in 1999.

     The Company began its multi-client data acquisition activities in the United States and Canada during the second quarter of 1998. At June 30, 1999 the Company had completed all or a portion of fourteen data library projects totaling approximately 1,361 square miles in Texas, California, Wyoming and Canada. This library consists of 853 square miles completed in 1998, 222 square miles completed during the first quarter of 1999 and 286 square miles completed during the second quarter of 1999. In additional, 487 square miles are scheduled to be completed by November 30, 1999. The Company will continue its strategy of building a multi-client data library and has identified and is currently evaluating projects totaling an additional 706 square miles for possible acquisition in 1999 and beyond. Revenues associated with the underwriters' portion of multi-client data programs are recognized as part of the data acquisition revenues discussed above in the southern United States, northern United States and Canada. Revenue from sales of the data library for the quarter ended June 30, 1999 was $1.2 million compared to only $51,000 for the quarter ended June 30, 1998.

     Revenues from Latin America data acquisition decreased $11.4 million, or 96%, from $11.9 million for the quarter ended June 30, 1998 to $515,000 for the quarter ended June 30, 1999. During the second quarter of 1998, Latin American operations consisted of as many as seven seismic crews in the region, including three in Colombia, and one each in Bolivia, Guatemala, Brazil and Ecuador. During the second quarter of 1999, the Company was operating or mobilizing three seismic crews in the region: one each in Guatemala, Mexico and Brazil. The Guatemala project was completed in May 1999.

     Revenues from the Far East decreased $9.0 million, or 83%, from $10.9 million for the second quarter of 1998 to $1.9 million for the second quarter of 1999. During the second quarter of 1998 the Company operated, from time to time, three crews in Bangladesh and two crews in Indonesia. During the second quarter of 1999 the Company operated one crew for approximately one month in Bangladesh. That project was completed during the first week of May 1999 and there is currently no operating activity in the region.

     Expenses. Direct operating expenses as a percentage of revenues decreased to 71% for the three months ended June 30, 1999 from 72% for the three months ended June 30, 1998. This percentage decrease can be attributed to improved operating efficiency in the United States. This is the result of an increase in channel count per crew and effective cost control procedures on large multi-client projects. Direct operating expenses during the second quarter of 1999 decreased $27.4 million to $7.4 million compared to $34.8 million for the same period in 1998. This decrease is a result of the revenue decreases experienced in all operating regions as discussed above.

         Selling, general and administrative expenses decreased $1.0 million, or 26%, to $2.9 million for the quarter ended June 30, 1999 from $3.9 million for the quarter ended June 30, 1998. Beginning in the fourth quarter of 1998 and continuing through the first and second quarters of 1999, the Company has reduced support and overhead personnel in all operating regions and its corporate office. The effects of these cost reductions are expected to be realized in lower selling, general and administrative expenses throughout the remainder of 1999. Selling, general and administrative expenses increased as a percentage of revenue to 28% in the second quarter of 1999 from 8% in the same period in 1998. The primary reason for this increase is the reduction in revenues during the second quarter of 1999.

     Depreciation and amortization increased $893,000, or 18%, to $5.8 million for the quarter ended June 30, 1999 from $4.9 million for the quarter ended June 30, 1998. Contributing to the increase was depreciation on new assets purchased by the Company during the second, third and fourth quarters of 1998.

     Other Income (Expense). Net interest expense increased $717,000, or 31%, to $3.1 for the quarter ended June 30, 1999 from $2.3 million for the quarter ended June 30, 1998. This increase was the result of an increase in the Company's overall debt level during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

     Other income for the quarter ended June 30, 1999 was $385,000 and relates primarily to gains on foreign exchange transactions incurred in connection with its Colombian and Canadian operations.

     Tax Provision. The income tax provision in both periods consisted of income taxes in foreign countries. For the quarter ended June 30, 1998 this includes provisions for taxes in Colombia, Ecuador, Guatemala, Bangladesh and Indonesia. For the quarter ended June 30, 1999 the provision for taxes relates primarily to Guatemala and Bangladesh. No benefit for United States federal income taxes was made for either period, given the uncertainty of realization of such tax benefits.

THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998

     Revenues. Consolidated revenues decreased $63.2 million, or 66%, from $96.4 million for the six months ended June 30, 1998 to $33.2 million for the six months ended June 30, 1999. This decrease was the result of lower demand for the Company's seismic acquisition services in both the domestic and international markets. Demand for the Company's services has been adversely affected by the significant decrease in the price of oil and gas that occurred between the fourth quarter of 1997 and the first quarter of 1999.

     Revenues from the United States data acquisition operations decreased $21.6 million, or 56%, from $38.4 million for the six months ended June 30, 1998 to $16.8 million for the six months ended June 30, 1999. This decrease was attributable to the Company operating six to seven seismic data acquisition crews continuously in the United States during the six months ended June 30, 1998 compared with approximately five crews during the first quarter of 1999 and decreasing to one to two crews during the second quarter of 1999.

     Revenues from data processing were $883,000 for the six months ended June 30, 1999. The Company purchased its data processing operations in July 1998; therefore, there are no comparable results for the six months ended June 30, 1998. The Company operated processing centers in Houston, Midland and Dallas, Texas for the entire six- month period.

     Revenues from Canada data acquisition operations decreased $3.8 million, or 40%, from $9.7 million for the six months ended June 30, 1998 to $5.8 million for the six months ended June 30, 1999. This decrease was due almost entirely to a decrease in activity experienced during the first quarter of 1999. These winter months are the traditional busy season in Canada. During the first quarter of 1998, the Company operated six crews continuously compared to only three crews during the same period in 1999.

     The Company began its multi-client data acquisition activities in the United States and Canada during the second quarter of 1998. At June 30, 1999 the Company had completed all or a portion of fourteen data library projects totaling approximately 1,361 square miles in Texas, California, Wyoming and Canada. This library consists of 853 square miles completed in 1998, 222 square miles completed during the first quarter of 1999 and 286 square miles completed during the second quarter of 1999. In addition, 487 square miles are scheduled to be completed by November 30, 1999. The Company will continue its strategy of building a multi-client data library and has identified and is currently evaluating projects totaling an additional 706 square miles for possible acquisition in 1999 and beyond. Revenues associated with the underwriters' portion of multi-client data programs are recognized as part of the data acquisition revenues discussed above in the southern United States, northern United States and Canada. Revenue from sales of the data library for the six months ended June 30, 1999 was $1.2 million compared to $246,000 for the same period in 1998.

     Revenues from Latin America data acquisition decreased $29.4 million, or 93%, from $31.7 million for the six months ended June 30, 1998 to $2.3 million for the six months ended June 30, 1999. During the first half of 1998, the Company operated, from time to time, as many as eight seismic crews in Latin America, including three in Colombia, two in Bolivia and one each in Guatemala, Brazil and Ecuador. During the first half of 1999, the Company was operating or mobilizing four seismic crews in the region: one each in Ecuador, Guatemala, Mexico and Brazil. The Ecuador and Guatemala projects were completed in March and May of 1999, respectively.

     Revenues from the Far East decreased $10.2 million, or 62%, from $16.4 million for the six months ended June 30, 1998 to $6.2 million for the six months ended June 30, 1999. During the first half of 1998, the Company operated, from time to time, three crews in Bangladesh and two crews in Indonesia. During the first half of 1999, the Company operated one crew for approximately one month in Bangladesh. That project was completed during the first week of May 1999 and there is currently no operating activity in the region.

     Expenses. Direct operating expenses of the Company as a percentage of revenues increased to 74% for the six months ended June 30, 1999 from 72% for the six months ended June 30, 1998. This percentage increase can be attributed to an overall decrease in operating efficiency occurring during the first quarter resulting from the completion of contracts and the demobilization of crews in the Company's international locations. Direct operating expenses during the six months ended June 30, 1999 decreased $44.9 million to $24.6 million compared to $69.5 million for the same period in 1998. This decrease is a result of the revenue decreases experienced throughout all of the Company's operating regions as described above.

     Selling, general and administrative expenses decreased $1.0 million, or 13%, to $6.7 million for the six months ended June 30, 1999 from $7.7 million for the six months ended June 30, 1998. Beginning in the fourth quarter of 1998 and continuing through the first and second quarters of 1999, the Company has reduced support and overhead personnel in all operating regions and in its corporate office. The effects of these cost reductions are expected to be realized in reduced selling, general and administrative expenses throughout the remainder of 1999. Selling, general and administrative expenses increased as a percentage of revenue to 20% in the first half of 1999 from 8% in the same period in 1998. This decrease is a result of the revenue decreases experienced throughout all of the Company's operating regions as described above.

     Depreciation and amortization increased $1.7 million, or 17%, to $11.9 million for the six months ended June 30, 1998 from $10.2 million for the six months ended June 30, 1999. Contributing to the increase was depreciation on new assets purchased by the Company during the second, third and fourth quarters of 1998.

     Other Income (Expense). Net interest expense increased $1.5 million, or 35%, to $5.8 million for the six months ended June 30, 1999 from $4.3 million for the six months ended June 30, 1998. This increase was the result of an increase in the Company's overall debt level during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

     Tax Provision. The income tax provision for the Company consists of income taxes in foreign countries. For the six months ended June 30, 1998 this includes provisions for taxes in Colombia, Ecuador, Guatemala, Bangladesh and Indonesia. For the six months ended June 30, 1999 the provision for taxes relates primarily to Guatemala, Bangladesh and Canada. No benefit for United States federal income taxes was made for either period given the uncertainty of realization of such tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's internal sources of liquidity are its cash balances ($2.3 million at August 12, 1999) and cash flow from operations. External sources include the unutilized portion of the Company's Credit Facility with the Lenders ($1.5 million at August 12, 1999), equipment financing and trade credit. The Credit Facility provides for a $6 million revolving credit facility and term loans of $19 million. The Credit Facility, has a three year term and provides for borrowings at an interest rate per annum of the prime rate plus 2%, secured by liens on substantially all of the assets of the Company. Also, in conjunction with the Credit Facility, Elliott entered into a guaranty in favor of Foothill pursuant to which Elliott guaranties payment and performance of all obligations of the Company due as a result of the Credit Facility. In addition to its borrowings under the Credit Facility, the Company periodically enters into equipment financing agreements with sellers of seismic data acquisition equipment to pay all or a portion of the purchase price of such equipment and regularly utilizes normal trade credit in connection with certain of its purchases of goods and services to support its ongoing field crew activities.

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

     As of August 12, 1999, the Company's total indebtedness was approximately $125.7 million. The Company's total indebtedness is comprised of $99.3 million aggregate principal amount of the Senior Notes, $20.5 million outstanding on the Credit Facility and $5.9 million of combined loans and capitalized leases incurred for the purpose of financing capital expenditures.

     The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, make principal and interest payments required by the terms of its indebtedness and fund expenses associated with the implementation of its business strategy, including the acquisition and processing of multi-client data. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations. These operations accounted for 26% of total revenues for the six months ended June 30, 1999.

     Capital expenditures for the six months ended June 30, 1999 were $3.6 million. Capital expenditures are used to maintain, upgrade and expand the Company's seismic data acquisition and recording equipment. The remaining projected capital budget for 1999 is estimated to be $6.2 million with approximately 50% of that amount dependent on future crew activity. For the six months ended June 30, 1999, the Company committed approximately $20.2 million of expenditures for seven multi-client data acquisition projects principally located in Texas, California, Wyoming and Canada. Customer commitments for those projects were approximately 58% of the project costs. Net investment by the Company for these projects was $8.5 million. In 1999 the Company expects to commit approximately $37.4 million, before customer commitments, for eight multi-client data acquisition projects located in Texas, California, Wyoming and Canada. The Company has committed to these projects and has designed its more significant projects so that acquisition of the data can be performed in as many as three phases. The Company's continued commitment at each phase is dependant on securing adequate initial customer underwriting or other suitable private financing in order to continue operations.

     As reported elsewhere in this Report, demand for the Company's seismic acquisition services has been and continues to be adversely affected by the current industry downturn. Moreover, the Company continues to require substantial cash flow to maintain operations on a satisfactory basis, complete its capital expenditure program, fully implement its business strategy and meet its principal and interest obligations with respect to the Notes and its other indebtedness. The Company anticipates that capital provided by additional equity financing will be required in the near future to augment available cash, cash flow generated from operations and borrowings under the Credit Facility to provide sufficient liquidity to fund these requirements. The Company is also evaluating and considering a recapitalization or other corporate restructuring to provide additional capital to preserve the financial strength of the Company. Additionally, the Company's ability to meet its debt service and other obligations will depend on its future performance, which in turn is subject to general economic conditions and other factors beyond the Company's control. If the Company is unable to obtain additional equity financing, generate sufficient cash flow from operations or otherwise comply with the terms of the Indenture, the Credit Facility or its other debt instruments, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that such refinancing or additional financing will be available on terms acceptable to the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative financial instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value, with certain changes in fair value recognized currently in earnings. On July 7, 1999, the FASB delayed the effective date of SFAS No. 133 for one year. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. SFAS No. 133, as revised by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of adoption.

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

     Incremental out-of-pocket costs incurred to date to address the Y2K issue amount to approximately $1.2 million. The Company anticipates that up to an additional $800,000 will be expended during 1999 relating to this issue. These costs have been, and are expected to continue to be, funded by cash flows from operations.

     To date, 95% of critical items have been inventoried and assessed, primarily by third party vendors. Internal business units are expected to have completed all inventory by the end of August 1999. Internal assessment, testing and remediation of critical components is expected to be complete by the end of the August 1999, with the exception of some business applications, which are expected to be tested and deployed by the end of the third quarter 1999. It is anticipated that contingency planning and change control procedures will continue until the end of 1999. Inventory and assessment of critical vendors / suppliers is underway and expected to be complete by the end of July 1999.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company conducts a substantial portion of its business in currencies other than the U.S. or Canadian dollars, particularly various Latin American currencies, and its operations are subject to fluctuations in foreign currency exchange rates. Accordingly, certain of the Company's international contracts could be significantly affected by fluctuations in exchange rates, particularly in Mexico. The Company's international contracts requiring payment in currency other than U.S. or Canadian dollars typically are indexed to inflationary tables and generally are used for local expenses. The Company attempts to structure the majority of its international contracts to be billed and paid at a certain U.S. dollar conversion rate. Grant is presently using a forward contract to hedge the value of the U.S. dollar on a 30 to 60 day basis. The notional amount hedged is approximately $170,000 at June 30, 1999.

     The Company's operating results were positively impacted by foreign exchange gains of approximately $351,000 and $554,000 during the three and six months ended June 30, 1999.

                                     PART II

                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) List of Exhibits

             Exhibit No.

                4.01 Loan and Security Agreement dated as of May 11, 1999 by and among the Company, Elliott Associates, L.P. and Foothill Capital Corporation

               27.01   Financial data schedule.

         (b) Reports on Form 8-K

             The Company filed no reports on Form 8-K for the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of August, 1999.



                                              GRANT GEOPHYSICAL, INC.



                                        By   /s/ RICHARD H. WARD
                                          --------------------------------------
                                                   Richard H. Ward
                                               Chief Executive Officer,
                                                     Director
                                             (Principal Executive Officer)


                                        By   /s/ MICHAEL P. KEIRNAN
                                          --------------------------------------
                                                Michael P. Keirnan
                                               Chief Financial Officer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

 4.01 Loan and Security Agreement dated as of May 11, 1999 by and among the Company, Elliott Associates, L.P. and Foothill Capital Corporation

27.01             Financial data schedule.