Form 10-Q
period 1999-09-30
GRANT GEOPHYSICAL INC
filed 1999-11-15
CIK 866722

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

                    For the quarter ended September 30, 1999

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


                       Yes                       No
                           ------                   ------

         As of November 15, 1999, 14,526,055 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public market for the common stock.






--------------------------------------------------------------------------------
* The Commission file number refers to a Form S-4 registration statement filed by the registrant under the Securities Act of 1933, which became effective May 14, 1998.

================================================================================

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                      Page(s)
                                                                                      -------

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets as of December 31, 1998 and
        September 30, 1999...............................................................1

     Consolidated Statements of Operations for the Three and Nine Months Ended
        September 30, 1998 and 1999......................................................3

     Consolidated Statements of Cash Flows for the Nine Months Ended
        September 30, 1998 and 1999......................................................4

     Notes to Consolidated Financial Statements..........................................5

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations.......................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................17


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............................18

Item 6.  Exhibits and Reports on Form 8-K...............................................18

PART III.  SIGNATURES...................................................................19

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                           DECEMBER 31,         SEPTEMBER 30,
                                                                               1998                 1999
                                                                          -------------         -------------
                                                                                                  (UNAUDITED)
                           ASSETS

Current assets:
    Cash and cash equivalents                                              $  7,921              $  1,949
    Restricted cash                                                             106                    17
    Accounts receivable:
       Trade(net of allowance for doubtful accounts of $86
            and $499 at December 31, 1998 and September 30, 1999,
            respectively)                                                    25,918                13,823
       Other                                                                  1,663                   884
    Inventories                                                                 512                   442
    Prepaids                                                                  4,639                 2,954
    Work in process                                                           4,062                 3,980
                                                                           --------              --------
       Total current assets                                                  44,821                24,049

Property, plant and equipment                                                93,264                93,497
Less:  accumulated depreciation                                              27,359                39,490
                                                                           --------              --------
       Net property, plant and equipment                                     65,905                54,007

Multi-client data, net                                                       10,899                24,363
Goodwill, net                                                                36,592                35,531
Deferred issue costs, net                                                     4,297                 3,955
Other assets                                                                  3,927                 1,653
                                                                           --------              --------
       Total assets                                                        $166,441              $143,558
                                                                           ========              ========



                                                        (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                          DECEMBER 31,         SEPTEMBER 30,
                                                                              1998                 1999
                                                                         -------------         -------------
                                                                                                 (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable, current portion of long-term debt and
       capital lease obligations                                           $  2,522              $  7,651
    Accounts payable                                                         15,316                 8,953
    Accrued expenses                                                          6,621                 3,978
    Accrued interest                                                          3,798                 1,367
    Foreign income taxes payable                                              2,191                   155
                                                                           --------              --------
      Total current liabilities                                              30,448                22,104

Revolving line of credit-affiliate                                            8,000                 7,500
Long-term debt and capital lease obligations                                102,817               111,827
Unearned revenue                                                              2,115                 2,971
Other liabilities and deferred credits                                        1,059                 2,302

Stockholders' equity:
    Preferred stock, $.001 par value.  Authorized 10,000,000
       shares: 8% exchangeable series issued 82,500
       shares at September 30, 1999.  Authorized, issued
       and outstanding zero at December 31, 1998                                 --                 8,250
    Common stock, $.001 par value.  Authorized 50,000,000
       and 25,000,000 shares at September 30, 1999 and
       December 31, 1998, respectively; issued and
       outstanding 14,526,055 shares at September 30, 1999
       and December 31, 1998                                                     14                    14

    Additional paid-in capital                                               41,727                41,757
    Accumulated deficit                                                     (17,253)              (51,396)
    Accumulated other comprehensive loss                                     (2,486)               (1,771)
                                                                           --------              --------
      Total stockholders' equity                                             22,002                (3,146)
                                                                           --------              --------

           Total liabilities and stockholders' equity                      $166,441              $143,558
                                                                           ========              ========



          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                       1998        1999          1998        1999
                                                    ---------    ---------    ---------    ---------
                                                         (UNAUDITED)               (UNAUDITED)

Revenues                                            $  50,995    $  11,513    $ 147,357    $  44,721

Expenses:
   Direct operating expenses                           37,913       14,003      107,445       38,587
   Selling, general and administrative expenses         3,725        3,066       11,409        9,749
   Depreciation and amortization                        5,872        5,468       16,087       17,377
   Charge for asset impairment                           --          4,726         --          4,726
                                                    ---------    ---------    ---------    ---------
      Total costs and expenses                         47,510       27,263      134,941       70,439
                                                    ---------    ---------    ---------    ---------

      Operating income (loss)                           3,485      (15,750)      12,416      (25,718)

Other income (expense):
   Interest, net                                       (2,516)      (3,003)      (6,820)      (8,811)
   Other                                                 (102)         (88)        (283)         840
                                                    ---------    ---------    ---------    ---------
     Total other expense                               (2,618)      (3,091)      (7,103)      (7,971)
                                                    ---------    ---------    ---------    ---------

     Income (loss) before taxes                           867      (18,841)       5,313      (33,689)

Income tax expense                                        710           35        3,218          456
                                                    ---------    ---------    ---------    ---------

     Net income (loss)                                    157      (18,876)       2,095      (34,145)
     Preferred dividends                                   --           68          440           68
                                                    ---------    ---------    ---------    ---------
     Net income (loss) applicable to common stock   $     157    $ (18,944)   $   1,655    $ (34,213)
                                                    =========    =========    =========    =========

INCOME PER COMMON SHARE - BASIC
  AND DILUTED:

Net income (loss)                                   $    0.01    $   (1.31)   $    0.15    $  (2.37)
Dividend requirement on pay-in-kind
  preferred stock                                          --           --        (0.03)          --
                                                    ---------    ---------    ---------    ---------

Net income (loss) per common share                  $    0.01    $   (1.31)   $    0.12    $   (2.37)
                                                    =========    =========    =========    =========





          See accompanying Notes to Consolidated Financial Statements.

                     GRANT GEOPHYSICAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ----------------------
                                                             1998         1999
                                                          ---------    ---------
                                                               (UNAUDITED)
   CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                    $   2,095    $ (34,145)
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Charge for asset impairment                                 --        4,726
     Depreciation and amortization expense                   16,087       17,377
     Gain on sale of fixed assets                              (120)        (157)
     Provision for doubtful accounts                            450          450
     Exchange (gain) loss                                       679         (474)
     Multi-client data amortization                              --          520
     Directors' stock compensation expense                       --           30
     Other non-cash items                                        48           59
  CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN:
     Accounts receivable                                    (12,239)      12,424
     Inventories                                                 (2)          70
     Prepaids                                                  (479)       1,685
     Work in process                                         (1,974)          82
     Other assets                                            (1,168)       2,627
     INCREASE (DECREASE) IN:
     Accounts payable                                         4,667       (6,363)
     Accrued expenses                                          (109)      (2,864)
     Foreign income tax payable                               1,348       (2,036)
     Other liabilities and deferred credits                  (1,235)       2,099
                                                          ---------    ---------
         NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES                                        8,048       (3,890)

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                              (18,031)      (4,649)
     Multi-client data                                       (2,848)     (18,640)
     Proceeds from sale of assets                               649          239
     Restricted cash                                            226           89
     Acquisition of Interactive Seismic Imaging              (2,988)          --
                                                          ---------    ---------
  NET CASH USED IN INVESTING ACTIVITIES                     (22,992)     (22,961)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt issue costs                                        (4,597)        (940)
     Borrowings made                                        105,020       49,061
     Repayment on borrowings                                (75,249)     (35,746)
     Common stock issue costs                                  (195)          --
     Proceeds from issuance of preferred  stock                  --        8,250
     Redemption of preferred stock                          (10,000)          --
     Dividends paid                                            (723)          --
                                                          ---------    ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES           14,256       20,625
                                                          ---------    ---------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (431)         254
                                                          ---------    ---------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                  (1,119)      (5,972)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            7,093        7,921
                                                          ---------    ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   5,974    $   1,949
                                                          =========    =========


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The balance sheet of Grant Geophysical, Inc. and subsidiaries (the "Company") as of September 30, 1999 and the related statements of operations and cash flows for the nine months ended September 30, 1998 and 1999 are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements of Grant and its consolidated subsidiaries contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1998, included in the Company's Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

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

     On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey. See Note 2.

     Asset Impairment

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", long-lived assets and certain identifiable intangibles are written down to their current fair value whenever events or changes in circumstances indicate that the carrying amount of these assets are not recoverable. These events or changes in circumstances may include but are not limited to a significant change to the extent in which an asset is used, a significant decrease in the market value of the asset, or a projection or forecast that demonstrates continuing losses associated with an asset. If an impairment is determined, the asset is written down to its current fair value and a loss is recognized. See Note 2.

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

(2)  CHARGE FOR ASSET IMPAIRMENT

     In the third quarter of 1999 the Company wrote down certain multi-client data surveys in the amount of $4.7 million. The impairment of the multi-client data in 1999 was due to reductions in estimates of future licensing prospects for such data due to the current downturn in the industry.


(3)  DEBT

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

(4)   EQUITY FINANCING

     On August 13, 1999, the board of directors of the Company created a series of 120,000 shares of preferred stock, amended to 150,000 shares on October 13, 1999, designated as "8% Exchangeable Preferred Stock". The shares of 8% Exchangeable Preferred Stock have a liquidation preference of $100 per share. The 8% Exchangeable Preferred Stock is entitled to receive cumulative dividends at the rate of 8% per annum of the liquidation preference. The dividends are payable quarterly in cash or, at the Company's option, in shares of 8% Exchangeable Preferred Stock. The shares of 8% Exchangeable Preferred Stock may be exchanged, at the option of the holder, into such new securities as the Company may from time to time propose to sell or issue. Between August 13, 1999 and November 1, 1999, the Company issued a total of 112,000 shares of 8% Exchangeable Preferred Stock to Elliott at a price of $100 per share. The proceeds from the sale of the preferred stock totaled an aggregate of $11,200,000, and were used to meet the Company's cash needs. Elliott is under no obligation to purchase any additional shares of 8% Exchangeable Preferred Stock or otherwise provide additional financing for our operations.

(5)  SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               -------------------
                                                                               1998           1999
                                                                               ----           ----
                                                                                (DOLLARS IN THOUSANDS)
     CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
      Taxes, net of refunds                                                   $ 3,181         $  547
       Interest, net of amounts capitalized                                     6,490          10,671

(6)  SUBSEQUENT EVENTS

     On September 30, 1999, the Company entered into an Asset Purchase Agreement, effective October 30, 1999 for the purchase of certain seismic acquisition equipment. The purchase price for the assets was 100,000 shares of common stock and cash payments totaling $3 million. The cash payments are due in three installments on October 31, 1999, December 31, 1999 and March 31, 2000.

     On October 20, 1999, the board of directors of the Company voted to increase the number of shares constituting the 8% Exchangeable Preferred Stock of the Company from 120,000 to 150,000 and to amend the Certificate of Designation to that effect.

     On October 25, 1999, holders of greater than a majority of the outstanding common stock voting power of the Company acted, by written consent, to further amend the Amended and Restated Certificate of Incorporation to decrease the number of authorized aggregate shares of capital stock of the Company from 60,000,000 to 55,000,000 shares thus decreasing the number of authorized shares of the Company's preferred stock from 10,000,000 to 5,000,000 shares.

     On October 25, 1999, Amendment No. 3 to Common Stock Registration Rights Agreement, amending the definition of "Registerable Shares," was executed.

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

     Due to the volatility of the price of oil and gas over the past year, capital spending by oil and gas companies on oilfield related activities, including seismic data acquisition and processing, has substantially decreased. As a result, beginning late in the third quarter of 1998, the Company's global seismic crew count, which includes both U.S. and foreign contracts, has decreased significantly. As of November 1, 1999 the Company was operating or mobilizing ten seismic data acquisition crews utilizing approximately 23,000 seismic recording channels. Due to the current availability of seismic recording channels within the Company a typical seismic crew is utilizing significantly higher channel counts today than a year ago. The Company's current seismic recording channel capacity is slightly more than 32,000. By contrast, as of November 1, 1998, the Company was operating or mobilizing 18 seismic data acquisition crews utilizing approximately 30,000 seismic recording channels.

     The industry downturn that began late in the third quarter of 1998 prompted us to undertake activities we believe will both preserve our financial strength and position us to respond when market demand increases. Those activities include a worldwide reduction in personnel, a restructuring of our operations and marketing efforts and a restricted capital expenditure program. Personnel reductions began in the fourth quarter of 1998 and continued throughout the first nine months of 1999. Overall, personnel were reduced from 863 full-time and 2,162 temporary at September 30, 1998 to 573 full-time and 1,874 temporary personnel at September 30, 1999. The corporate restructuring is the result of changing market conditions and is designed to better utilize all our assets. The restructuring of our operations and marketing efforts places a greater emphasis on maximizing value from our multi-client data library in the United States and Canada and refocuses international marketing efforts for proprietary data acquisition on our established foreign markets.

      On August 13, 1999, the board of directors of the Company created a series of 120,000 shares of preferred stock, amended to 150,000 shares on October 13, 1999, designated as "8% Exchangeable Preferred Stock." The shares of 8% Exchangeable Preferred Stock have a liquidation preference of $100 per share. The 8% Exchangeable Preferred Stock is entitled to receive cumulative dividends at the rate of 8% per annum of the liquidation preference with dividends being payable quarterly in cash or, at the Company's option, in shares of 8% Exchangeable Preferred Stock. The Company intends to pay dividends on the preferred stock in additional shares of preferred stock until further notice. The shares of 8% Exchangeable Preferred Stock may be exchanged, at the option of the holder, into such new securities as the Company may from time to time propose to sell or issue. Between August 13, 1999 and November 1, 1999, the Company issued a total of 112,000 shares of 8% Exchangeable Preferred Stock to Elliott at a price of $100 per share. The proceeds from the sale of the preferred stock totaled an aggregate of $11,200,000, and were used to meet the Company's cash needs. Elliott is under no obligation to purchase any additional shares of 8% Exchangeable Preferred Stock or otherwise provide additional financing for our operations.

      On October 28, 1999 the Company filed a registration statement with the Securities and Exchange Commission to register 8% Convertible Preferred Stock and the common stock underlying the Convertible Preferred Stock. The board of directors and management determined that it would be in the best interest of the Company and our stockholders if we conducted an offer to exchange $100,000,000 principal amount of our 9 3/4% Senior Notes due 2008 for shares of Convertible Preferred Stock with an aggregate liquidation value equal to 65% of the principal amount of notes tendered plus 100% of the accrued interest on the notes tendered. In conjunction with the exchange offer, the Company will seek consents from the holders of the outstanding notes to amend certain definitions and to modify certain restrictive covenants in the indenture governing the outstanding notes. The consent of holders of a majority of the outstanding principal amount of the notes held by holders other than the Company, our subsidiaries and our affiliates are required to approve the proposed amendments to the indenture. Elliott Associates, L.P. ("Elliott") and Westgate International, LP, ("Westgate") which hold a majority of the aggregate principal amount of the notes, have advised the Company that they will tender in the exchange offer all of the notes held by them only if the proposed amendments to the indenture are approved. The Company will execute a supplemental indenture with the trustee to cause the proposed amendments to the indenture to take effect only if Elliott and Westgate tender all of their notes in the exchange. Through the exchange offer, the Company will reduce outstanding indebtedness by converting a portion of its debt into equity. The proposed amendments to the indenture will allow for greater flexibility with respect to future financing which the Company may consider. Despite the Company's efforts to reduce costs through the restructuring described above, our operations are still consuming cash. The Company believes that the consummation of the exchange offer and the consent solicitation will help improve the capital structure and preserve our financial strength.

     As of November 1, 1999 the Company has issued to Elliott 112,000 shares of 8% Exchangeable Preferred Stock for cash proceeds totaling $11,200,000. Immediately prior to the consummation of the exchange offer, the Company will issue to Elliott, in exchange for all of the 8% Exchangeable Preferred Stock then held by Elliott, shares of the Company's Convertible Preferred Stock with an aggregate liquidation preference equal to the liquidation preference of the 8% Exchangeable Preferred Stock plus accrued and unpaid dividends thereon exchanged by Elliott.

     Elliott has proposed a subscription offering, to be held at the same time as the exchange offer, of 15.26% of the shares of Convertible Preferred Stock it receives in the exchange of 8% Exchangeable Preferred immediately prior to the consummation of the exchange offer. In the subscription offering, Elliott will give the Company's stockholders, other than Elliott and Westgate, the opportunity to purchase from Elliott their pro rata share of the Convertible Preferred Stock that Elliott will receive in exchange for its 8% Exchangeable Preferred Stock on substantially the same terms upon which Elliott originally acquired the 8% Exchangeable Preferred Stock. Elliott chose to offer 15.26% of its shares Convertible Preferred Stock in the subscription offering because that is the percentage of the Company's common stock held by our stockholders other than Elliott and Westgate. Elliott has proposed the subscription offering to permit the minority stockholders to participate, on a pro rata basis, with Elliott in its equity investment in the Company's Convertible Preferred Stock on the same terms as Elliott's investment in the 8% Exchangeable Preferred Stock.

     The Company owns a library of multi-client seismic data that is licensed to oil and gas companies on a non-exclusive basis and has a small interest in certain multi-client data that is owned by third parties. Over the past several years, oil and gas companies have moved toward multi-client surveys to reduce finding costs. The Company has increased its participation in the activity and has expanded the library of multi-client data to include projects located in Texas, California, Wyoming and Canada.

     The Company also provides seismic data processing through offices located in Midland, Dallas and Houston, Texas. Services are provided on an exclusive contract basis to oil and gas companies and to the Company's own multi-client projects.

     As of November 1, 1999, the Company was operating or mobilizing a total of four land crews in the United States, two land crews in Canada, three land crews in Latin America and one land crew in the Far East. For the nine months ended September 30, 1999, the Company's total revenues were $44.7 million, with approximately 60% from the United States, 9% from Latin America, 14% from the Far East and 17% from Canada.


     Grant's principal executive office is located at 16850 Park Row, Houston, Texas 77084 and its telephone number is 281-398-9503.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Consolidated revenue decreased $39.5 million, or 77%, from $51.0 million for the three months ended September 30, 1998 to $11.5 million in revenue for the three months ended September 30, 1999. This decrease was the result of lower demand for the Company's seismic acquisition services in both the domestic and international markets. Demand for the Company's services has been significantly reduced by the decrease in the price of oil and gas that occurred between the fourth quarter of 1997 and the first quarter of 1999. While demand has increased slightly in the third quarter of 1999, primarily in the international market, the land seismic acquisition business remains severely depressed over levels experienced during the prior year. The Company is unable to predict with any certainty when the market for seismic services is likely to recover and, until such time, will continue to experience significant operating losses.

     Revenues from the United States data acquisition operations decreased $15.8 million, or 70%, from $22.6 million for the quarter ended September 30, 1998 to $6.8 million for the quarter ended September 30, 1999. This decrease was attributable to the Company operating six seismic data acquisition crews continuously in the United States during the three months ended September 30, 1998 compared with only two to four crews operating the same period in 1999. In addition, during the third quarter of 1999, two of the crews were performing multi-client projects with average underwriting, or pre-commitments, of only 35% of total project costs. This compares to the same period in 1998 when the average underwriting for the two multi-client projects in process were approximately 88% of total costs. The significance in the decrease in underwriting relates to the Company's revenue recognition policy whereby only the underwritten portion of the project is recognized as revenue during the current period. Firm backlog for the United States is currently at $3.4 million.

     Revenues from data processing decreased $150,000, or 32%, from $470,000 for the quarter ended September 30, 1998 to $320,000 for the quarter ended September 30, 1999. The decrease is the result of processing third party trade or propriety projects exclusively during the three months ended September 30, 1998 compared to processing several of the Company's multi-client projects which were only partially underwritten during the same period in 1999.

     Revenues from Canadian data acquisition operations decreased $1.3 million, or 48%, from $2.7 million for the quarter ended September 30, 1998 compared to $1.4 million for the quarter ended September 30, 1999. This decrease was due to the Company operating from, time to time, three seismic data acquisition crews during the three months ended September 30, 1999 compared with only one to two operating during the same period in 1999.

     The Company began its multi-client data acquisition activities in the United States and Canada during the second quarter of 1998. At September 30, 1999 the Company had completed all or a portion of fourteen data library projects totaling approximately 1,685 square miles in Texas, California, Wyoming and Canada. This consists of 853 square miles completed in 1998, 508 square miles during the first six months of 1999 and 324 square miles during the three months ended September 30, 1999. An additional 129 square miles are scheduled to be completed by November 30, 1999. Due the continued depressed demand for seismic services, an inability to secure adequate initial customer underwriting and a lack of sufficient liquidity, the Company no longer intends to continue building a multi-client data library in the Southern United States. Activities in Canada will continue. As long as the above factors persist, the Company will be very selective in its decision to participate in multi-client projects. The Company is committed to only one project located in Canada for approximately 13 squares miles. The costs of that project are at least 75% underwritten. The revenues associated with the underwriters' portion of multi-client data programs are recognized as part of the data acquisition revenues discussed above in the southern United States, northern United States and Canada. Revenue from sales of the data library for the quarter ended September 30, 1999 was $1.1 million compared to only $142,000 for the quarter ended September 30, 1998.

     Revenues from the Far East decreased $10.1 million, or 99%, from $10.2 million for the third quarter of 1998 to $92,000 for the third quarter of 1999. During the third quarter of 1998, the Company's Far East operations consisted of as many as four crews in the region; two crews in Bangladesh and two crews in Indonesia. During the third quarter of 1999 the Company operated no seismic crews in the region.

     Revenues from Latin America decreased $13.1 million, or 89%, from $14.7 million for the quarter ended September 30, 1998 to $1.6 million for the Company for the quarter ended September 30, 1999. During the third quarter of 1998, the Company operated as many as five seismic crews in the region, in Bolivia, Colombia, Ecuador and Guatemala. During the third quarter of 1999 Company is operating three crews in Latin America: one each in Bolivia, Ecuador and Guatemala.

     Expenses. Operating expenses of the Company as a percentage of revenues increased to 122% for the three months ended September 30, 1999 from 74% for the three months ended September 30, 1998. This percentage increase can be attributed to reduced operating margins on multi-client crews operating in the United States and unanticipated startup and operating expenses on two Latin American crews. Operating expenses during the third quarter of 1999 decreased $23.9 million to $14.0 million compared to $37.9 million for same period ended September 30, 1998. This decrease is a result of the revenue decreases experienced in all operating regions as discussed above.

     Selling, general and administrative expenses decreased $659,000, or 18%, to $3.1 million for the quarter ended September 30, 1999 from $3.7 million for the quarter ended September 30, 1998. Beginning in the fourth quarter of 1998 and continuing through the first and second quarters of 1999 the Company has reduced support and overhead personnel in all its operating regions and corporate office. During the third quarter of 1999 the Company experienced a small increase in support and overhead personnel in its international operating regions in response to the increase in demand for services in those regions. The effects of these cost reductions are expected to be realized in lower selling, general and administrative expenses throughout the remainder of 1999. Selling, general and administrative expenses increased as a percentage of revenue to 27% in third quarter of 1999 from 7% in same period in 1998. The primary reason for this increase is the reduction in revenue during the second quarter of 1999.

     Depreciation and amortization decreased $408,000, or 7% to $5.5 million for the quarter ended September 30, 1999 from $5.9 million for the quarter ended September 30, 1998. Contributing to the decrease the low level of capital purchases compared to prior years.

     The charge for asset impairment was $4.7 million for the quarter ended September 30, 1999. The Company recorded this special charge to reduce the carrying value of its multi-client data to net realizable value based on realistic future licensing prospects for such data. On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey.

     Other Income (Deductions). Interest expense, net, increased $540,000, or 22%, to $3.1 million for the quarter ended September 30, 1999 from $2.5 million for the quarter ended September 30, 1998. This increase was the result of the increase in revolving credit facilities of $6.2 million between the two periods. These funds were used to finance multi-client data projects, to purchase capital expenditures and provide working capital.

     Tax Provision. The income tax provision in both periods consisted of income taxes in foreign countries. The quarter ending September 30, 1998 includes provisions for taxes in Colombia, Ecuador, Guatemala, Bangladesh and Indonesia. The quarter ended September 30, 1999 includes provisions for taxes in Colombia and Ecuador. No provision for United States federal income tax was made with respect to the United States and Canada for either period as each had net loss carryforwards available.


THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Consolidated revenue decreased $102.7 million, or 70%, from $147.4 million for the nine months ended September 30, 1998 to $44.7 million in revenue for the nine months ended September 30, 1999. This decrease was the result of lower demand for the Company's seismic acquisition services in both the domestic and international markets. The decrease in the price of oil and gas that occurred between the fourth quarter of 1997 and the first quarter of 1999 have significantly reduced demand for the Company's services. While demand has increased slightly in the third quarter of 1999, primarily in the international market, the land seismic acquisition business remains severely depressed over levels experienced during the prior year. The Company is unable to predict with any certainty when the market for seismic services is likely to recover and, until such time, will continue to experience significant operating losses.

     Revenues from the southern United States data acquisition operations decreased $37.4 million, or 61%, from $61.0 million for the nine months ended September 30, 1998 to $23.6 million for the nine months ended September 30, 1999. This decrease was attributable to the Company operating six seismic data acquisition crews continuously in the United States during the three months ended September 30, 1998 compared with only two to four crews operating the same period in 1999. In addition, during the third quarter of 1999, two of the crews were performing multi-client projects with average underwriting, or pre-commitments, of only 50% of total project costs. This compares to the same period in 1998 when the average underwriting for the two multi-client projects in process were approximately 88% of total costs. The significance in the decrease in underwriting relates to the Company's revenue recognition policy whereby only the underwritten portion of the project is recognized as revenue during the current period. Firm backlog for the United States is currently at $3.4 million.

     Revenues from data processing were $1.2 million for the nine months ended September 30, 1999. The Company purchased the data processing operations in July 1998; therefore, the nine months ended September 30, 1998 include only three months activity and are not comparable. The Company operated processing centers in Houston, Midland and Dallas, Texas for the entire nine- month period in 1999.

     Revenues from the Canada data acquisition operations decreased $5.2 million, or 42%, from $12.5 million for the nine months ended September 30, 1998, to $7.3 million for the nine months ended September 30, 1999. This majority of the decrease was due to a decrease in activity experienced during the first quarter of 1999. The Company operated as many as six land seismic crews in Canada during the first quarter of 1998 compared to only three crews during the same period in 1999.

     The Company began its multi-client data acquisition activities in the United States and Canada during the second quarter of 1998. At September 30, 1999 the Company had completed all or a portion of fourteen data library projects totaling approximately 1,685 square miles in Texas, California, Wyoming and Canada. This consists of 853 square miles completed in 1998, 832 square miles during the first nine months of 1999. An additional 129 square miles are scheduled for completion by November 30, 1999. Due the continued depressed demand for seismic services, an inability to secure adequate initial customer underwriting and a lack of sufficient liquidity, the Company no longer intends to continue building a multi-client data library. As long as the above factors persist, the Company will be very selective in its decision to participate in multi-client projects. The Company is committed to only one project located in Canada for approximately 13 squares miles. The costs of that project are at least 75% underwritten. The revenues associated with the underwriters' portion of multi-client data programs are recognized as part of the data acquisition revenues discussed above in the southern United States, northern United States and Canada. Revenue from sales of the data library for the nine months ended September 30, 1999 was $2.4 million compared to only $388,000 million for the same period ended September 30, 1998.

     Revenues from the Far East decreased $20.2 million, or 76%, from $26.5 million for the nine months ended September 30, 1998 to $6.3 million for the Company for the nine months ended September 30, 1999. During the first nine months of 1998, the Company's Far East operations consisted of as many as five crews: three in Bangladesh and two in Indonesia. During the same period in 1999 the Company operated one crew for the first four months Bangladesh and is currently mobilizing one crew in Indonesia.

     Revenues from Latin America decreased $42.6 million, or 92%, from $46.5 million for the nine months ended September 30, 1998 to $3.9 million for the nine months ended September 30, 1999. During the first nine months of 1998, the Company's Latin American operations consisted of as many as seven seismic crews operating in Bolivia, Brazil, Colombia, Ecuador and Guatemala. During the same period in 1999 five crews operated in Mexico, Ecuador, Guatemala, Brazil and Colombia.

     Expenses. Operating expenses of the Company as a percentage of revenues increased to 86% for the nine months ended September 30, 1999 from 73% for the nine months ended September 30, 1998. This percentage increase can be attributed to reduced operating margins on multi-client projects during the third quarter of 1999 and unanticipated startup and operating expenses on two Latin American crews incurred during the second and third quarters of 1999. Operating expenses during the nine months ended of 1999 decreased $68.8 million to $38.6 million compared to $107.4 million for the same period ended September 30, 1998. This decrease is a result of the revenue decreases experienced throughout all the Company's operating regions as described above.

     Selling, general and administrative expenses decreased $1.7 million, or 15%, to $9.7 million for the nine months ended September 30, 1999 from $11.4 million for the nine months ended September 30, 1998. Beginning in the fourth quarter of 1998 and continuing through the first and second quarters of 1999 the Company has reduced support and overhead personnel in all its operating regions and corporate office. The effects of these cost reductions are expected to be realized in reduced selling, general and administrative expenses throughout the remainder of 1999. There have been limited increases in support and overhead personnel, during the third quarter of 1999, in response to the increase in demand for seismic services being experienced primarily in the international markets. Selling, general and administrative expenses increased as a percentage of revenue to 22% in first nine months of 1999 from 8% in same period in 1998. This decrease is a result of the revenue decreases experienced throughout all the Company's operating regions as described above.

     Depreciation and amortization increased $1.3 million, or 8% to $17.4 million for the Company for the nine months ended September 30, 1999 from $16.1 million for the nine months ended September 30, 1998. The increase was the result of depreciation on new assets purchased during the twelve-month period ended September 30, 1998.

     The charge for asset impairment was $4.7 million for the quarter ended September 30, 1999. The Company recorded this special charge to reduce the carrying value of its multi-client data to net realizable value based on realistic future licensing prospects for such data. On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey.

     Other Income (Deductions). Interest expense, net, increased $2.0 million, or 29%, to $8.8 million for the nine months ended September 30, 1999 from $6.8 million for the nine months ended September 30, 1998. The increase can be attributed to the sale on February 18, 1998 of $100 million of 9 3/4% senior notes due 2008. Consequently, the period ending September 30, 1999 included an additional forty-eight days of interest expense due on the senior notes. In addition, the outstanding balance on the Company's revolving credit facility increased $17.4 million between the two periods. These funds were used to finance multi-client data projects, to purchase capital expenditures and provide working capital.

     Tax Provision. The income tax provision consisted of income taxes in foreign countries. For the nine months ended September 30, 1998 this includes provisions for taxes in Colombia, Ecuador, Guatemala, Bangladesh and Indonesia. The same period in 1999 includes provisions for taxes in Colombia, Ecuador, Bangladesh and Canada. No provision for United States federal income tax was made with respect to the United States and Canada, for either period as each had net loss carryforwards available.

LIQUIDITY AND CAPITAL RESOURCES

     Demand for the Company's seismic acquisition services has been and continues to be materially adversely affected by the current industry downturn. Moreover, the Company continues to require substantial cash flow to maintain operations on a satisfactory basis, complete its capital expenditure program, fully implement its business strategy and meet its principal and interest obligations with respect to the Notes and its other indebtedness.

     Between August 13, 1999 and November 1, 1999, the Company issued a total of 112,000 shares of its 8% Exchangeable Preferred Stock to Elliott at a price of $100 per share. This equity financing was required to augment the Company's available cash, cash flow generated from operations and borrowings under the Foothill credit facility to provide sufficient liquidity to fund the Company's cash requirements. However, Elliott is under no obligation to purchase any additional shares of 8% Exchangeable Preferred Stock or otherwise provide additional financing for our operations.

     In order to improve the Company's liquidity, the Company has proposed to exchange all of its outstanding 9 3/4% Senior Notes due 2008 for new shares of 8% Convertible Preferred Stock with an aggregate liquidation value equal to 65% of the aggregate principal amount of the notes tendered in the exchange offer plus 100% of the accrued and unpaid interest on the notes tendered. Through the proposed exchange offer, the Company will reduce its outstanding indebtedness by converting a portion of its debt into equity. If the exchange offer is consummated, management believes this will increase the Company's liquidity by reducing its principal payment obligations with respect to the Notes and reducing the negative cash flow impact of its interest payment obligations on the Notes. The Company intends to pay dividends on the preferred stock in additional shares of preferred stock until further notice.

     The Company's ability to meet its debt service and other obligations will depend on its future performance, which in turn is subject to general economic conditions and other factors beyond the Company's control. If the Company is unable to consummate the proposed exchange offer, generate sufficient cash flow from operations or otherwise comply with the terms of the indenture, the Foothill credit facility or its other debt instruments, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that such refinancing or additional financing will be available on terms acceptable to the Company.

     The Company's internal sources of liquidity are its cash balances ($503,000 at November 1, 1999) and cash flow from operations. External sources include the unutilized portion of the Company's credit facility ($651,000 at November 1, 1999) under a Loan and Security Agreement with Foothill Capital Corporation and Elliott, equipment financing and trade credit. Under the terms of the credit facility, the Company may borrow up to $6 million through a revolving credit facility and term loans of up to $19 million. The credit facility has a three year term and provides for borrowings at an interest rate per annum of the prime rate plus 1 1/2%, secured by liens on substantially all of the assets of the Company. In addition, the Company periodically enters into equipment financing agreements with sellers of seismic data acquisition equipment to pay all or a portion of the purchase price of such equipment and regularly utilizes normal trade credit in connection with certain of its purchases of goods and services to support its ongoing field crew activities.

     The Company has outstanding $100 million aggregate principal amount of 9 3/4%Senior Notes due 2008. The notes are governed by an indenture, dated February 18, 1998, between the Company, its subsidiary guarantors and LaSalle National Bank, as trustee. The notes bear interest at 9 3/4% per annum, payable semiannually, and were sold at A discount to yield 9 7/8% per annum. The net proceeds from the sale of the notes were used to retire substantially all of Grant's then-outstanding indebtedness, purchase certain leased equipment and provide for working capital. In conjunction with the exchange offer, the Company is seeking consents from the holders of the outstanding notes to amend certain definitions and to modify certain restrictive covenants in the indenture governing the outstanding notes. The consent of holders of a majority of the outstanding principal amount of the notes held by holders other than the Company, our subsidiaries and our affiliates are required to approve the proposed amendments to the indenture. Elliott and Westgate which hold a majority of the aggregate principal amount of the notes, have advised the Company that they will tender in the exchange offer all of the notes held by them only if the proposed amendments to the indenture are approved. The Company will execute a supplemental indenture with the trustee to cause the proposed amendments to the indenture to take effect only if Elliott and Westgate tender all of their notes in the exchange.

     As of November 1, 1999, the Company's total indebtedness was approximately $130.4 million. The Company's total indebtedness is comprised of $99.3 million aggregate principal amount of the Notes, $23.9 million outstanding on the Foothill credit facility and $7.2 million of combined loans and capitalized leases primarily incurred for the purpose of financing capital expenditures.

     The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, make principal and interest payments required by the terms of its indebtedness and fund expenses associated with the implementation of its business strategy, including the acquisition and processing of multi-client data. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations. These operations accounted for 41% of total revenues for the nine months ended September 30, 1999.

     Capital expenditures for the nine months ended September 30, 1999 were $4.6 million. Capital expenditures are used to upgrade and expand the Company's seismic data acquisition and recording equipment. The remaining projected capital budget for 1999 is estimated to be $5.4 million with approximately 45% of that amount dependent on future crew activity. For the nine months ended September 30, 1999, the Company committed approximately $32.7 million of expenditures for seven multi-client data acquisition projects principally located in Texas, California, Wyoming and Canada. Customer commitments for those projects were approximately 49% of the project costs. Net investment by the Company for these projects was $16.8 million. Throughout the remainder of 1999, the Company expects to commit approximately $3.2 million, before customer commitments, for three multi-client data acquisition projects located in Texas and Canada.

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

YEAR 2000 COMPLIANCE

     The Company has developed a formal plan to address Year 2000 ("Y2K") issues as they relate to the Company's business and its operations. In accordance with that plan, the Company is taking inventory of, assessing, testing and remediating where necessary, all hardware and software used in its business. The Company is similarly identifying all external relationships, including vendors, suppliers and customers, and will contact all of those entities considered important or critical to its ongoing operations, to determine their own level of Y2K readiness. In addition, the Company is preparing contingency plans to address failures in unidentified systems or temporary disturbances in local utilities and infrastructure. The Company estimates that it will complete its plan, including remedial action, during the fourth quarter of 1999.

     Incremental out-of-pocket costs incurred through September 30, 1999 to address the Y2K issue amount to approximately $1.4 million. The Company anticipates that up to an additional $400,000 will be expended during the fourth quarter of 1999 relating to this issue. These costs have been, and are expected to continue to be, funded by cash flows from operations.

     To date, all critical items have been inventoried and assessed, primarily by third party vendors. Internal assessment, testing and remediation of critical components is effectively complete, with the exception of some business applications, which are expected to be tested and deployed by the end of the fourth quarter 1999. It is anticipated that contingency planning and change control procedures will continue until the end of 1999.
Inventory and assessment of critical vendors / suppliers is complete.

     While the Company believes that it has a readiness plan that will mitigate the risk that the Y2K issue will have a material adverse effect on its business, the ultimate impact of this issue on the Company is uncertain. Long term interruptions in suppliers' ability to deliver critical components, third parties' ability to supply utilities or telecommunications to the Company's offices or field locations; or the Company's failure to complete, in a timely manner, the remediation of its non-compliant computer-controller equipment, could result in delayed delivery of products to customers, resulting in a material adverse effect on earnings and cash flow. Therefore, there can be no assurance that the Y2K issue will not have a material effect on the Company's financial position, results of operations or cash flows. .

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

     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to be correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

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

     The Company's operating results were negatively impacted by foreign exchange losses of approximately $80,000 during the three months ended September 30, 1999 and positively impacted by foreign exchange gains of approximately $470,000 for the nine months ended September 30, 1999.

                                     PART II

                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 11, 1999, holders of greater than a majority of the outstanding common stock and voting power of the Company approved, by written consent, proposals to (i) amend the Company's Certificate of Incorporation to increase the authorized capital of the Company to 60,000,000 shares, comprised of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock; and
(ii) amend the Company's Bylaws to provide new procedures relating to shareholder proposals, shareholder notification, and amendments of the Bylaws.

     On August 11, 1999, holders of greater than a majority of the outstanding common stock and voting power of the Company acted, by written consent, to reelect Donald W. Wilson, Richard H. Ward, J. Kelly Elliott, Donald G. Russell, Jonathan D. Pollock, W. Richard Anderson, and James R. Brock as directors of the Company.

     On August 13, 1999, the board of directors of the Company created a series of 120,000 shares of preferred stock designated as "8% Exchangeable Preferred Stock."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   List of Exhibits

               Exhibit No.

               4.02 Amendment Number One to Loan and Security Agreement dated as of August 12, 1999 by and among the Company, Elliott Associates, L.P. and Foothill Capital Corporation.

               4.03 Amendment Number Two to Loan and Security Agreement dated as of September 23, 1999 by and among the Company, Elliott Associates, L.P. and Foothill Capital Corporation.

               27.01  Financial data schedule.

         (b)   Reports on Form 8-K

     On August 19, 1999, the Company filed a current report on Form 8-K related to the amendment of the Company's Certificate of Incorporation to authorize and issue preferred stock and to increase authorized common stock.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of November 1999.

                                      GRANT GEOPHYSICAL, INC.



                                      By         /s/ RICHARD H. WARD
                                         ---------------------------------------
                                                     Richard H. Ward
                                                 Chief Executive Officer,
                                                        Director
                                              (Principal Executive Officer)


                                      By        /s/ MICHAEL P. KEIRNAN
                                         ---------------------------------------
                                                    Michael P. Keirnan
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

               Exhibit
                 No.              Description
               -------            -----------

               4.02 Amendment Number One to Loan and Security Agreement dated as of August 12, 1999 by and among the Company, Elliott Associates, L.P. and Foothill Capital Corporation.

               4.03 Amendment Number Two to Loan and Security Agreement dated as of September 23, 1999 by and among the Company, Elliott Associates, L.P. and Foothill Capital Corporation.

               27.01       Financial data schedule.