Form 10-K
period 1999-12-31
GRANT GEOPHYSICAL INC
filed 2000-04-04
CIK 866722

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

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

     Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [ ] No

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 24, 2000, 14,547,055 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

* The Commission file number refers to a Form S-4 registration statement filed by the Company under the Securities Act of 1933, which became effective May 13, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            GRANT GEOPHYSICAL, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                      PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................    8
Item 3.    Legal Proceedings...........................................    8
Item 4.    Submission of Matters to a Vote of Security Holders.........    8
                                     PART II
Item 5.    Market for the Company's Common Equity and Related              8
           Stockholder Matters.........................................
Item 6.    Selected Financial Data.....................................    9
Item 7.    Management's Discussion and Analysis of Financial Condition    10
           and Results of Operations...................................
Item 8.    Financial Statements and Supplementary Data.................   19
Item 9.    Changes in and Disagreements with Accountants on Accounting    19
           and Financial Disclosure....................................
                                     PART III
Item 10.   Directors and Executive Officers of the Company.............   19
Item 11.   Executive Compensation......................................   21
Item 12.   Security Ownership of Certain Beneficial Owners and            24
           Management..................................................
Item 13.   Certain Relationships and Related Transactions..............   24
                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form    25
           8-K.........................................................

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     Grant Geophysical, Inc., a Delaware corporation (together with its subsidiaries, "Grant," or the "Company"), is a leading provider of seismic data acquisition services in land and transition zone environments in selected markets, including the United States and Canada. Grant also provides seismic data acquisition services in Latin America, the Middle East and the Far East. Through its predecessors, including GGI Liquidating Corporation ("GGI"), and its acquired subsidiary, Solid State Geophysical, Inc. ("Solid State"), together with their respective subsidiaries, the Company has participated in the seismic data acquisition services business in the United States and Latin America since the 1940s, the Far East since the 1960s and Canada since the 1970s. The Company has conducted operations in each of these markets, as well as in the Middle East, in the past three years. The Company's seismic data acquisition services typically are provided on an exclusive contract basis to domestic and international oil and gas companies and seismic data marketing companies. Grant also provides seismic data processing services through offices located in Dallas and Houston, Texas.

     The Company utilizes sophisticated equipment to perform specialized 3D and 2D seismic surveys. All of the Company's seismic data acquisition crews are capable of performing surveys in land environments and two are equipped to perform surveys in transition zone environments. Transition zone environments are swamps, marshes and shallow water areas that require specialized equipment and must be surveyed with minimal disruption to the natural environment.

     The market for seismic land acquisition, both domestically and in certain international regions, remains significantly depressed. Capital spending by oil and gas companies on seismic data acquisition and processing has substantially decreased from levels experienced in the past several years. The Company's global seismic crew count decreased from an average of 18 to 20 during 1998 to an average of 10 to 12 during 1999. As of March 24, 2000, the Company had nine active crews. As a result, the Company 1999 operating results were materially adversely affected.

     As of March 24, 2000, the Company was operating or mobilizing a total of two crews in the United States, one crew in Latin America, five crews in Canada and one crew in the Far East. For the twelve months ended December 31, 1999, the Company's total revenues were $66.0 million, with approximately 48.9% from the United States, 22.8% from Latin America, 11.4% from the Far East and 17.0% from Canada.

     Grant's principal executive office is located at 16850 Park Row, Houston, Texas 77084 and its telephone number is 281-398-9503.

THE INDUSTRY

     Oil and gas companies regularly use seismic data acquisition services to image and identify underground geological structures likely to trap hydrocarbons, both to aid in the exploration for and development of new hydrocarbon reservoirs and to enhance production from existing reservoirs. Seismic data has been used in the exploration for oil and gas since the late 1920s.

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

     Historically, the acquisition of 2D seismic data was the principal seismic data acquisition technique. However, with the advancement and miniaturization of seismic data recording equipment and the improvement of computer technology in the past ten years, high-density surveys, or 3D seismic data, which provide a much more comprehensive subsurface image, have become the industry standard. Recent technical advances in seismic data acquisition and computer processing have also resulted in the acquisition of higher-resolution surveys using three-component geophones, known as 3C-3D.

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

     One of the challenges inherent in land seismic data acquisition is operating in difficult logistical environments without disrupting the sensitive ecosystems in which surveys are frequently located. The Company currently operates approximately 10,000 channels of remote digital seismic equipment, which can be deployed without the use of conventional seismic cables, thereby allowing access to such environments. Remote digital seismic equipment, which uses radio signals to transmit data, is typically used in transition zone and other logistically challenging environments such as highly populated regions with numerous topographic obstructions and areas where conventional cable-based recording systems are impractical. The Company has over 20 years of experience operating in transition zone environments in the Gulf Coast region of the United States, the Far East and Africa.

     Once recorded by the seismic data acquisition crew, seismic data is computer processed to enhance the recorded signal by reducing noise and distortion and improving resolution to produce a representation of the survey site's subsurface structures. The Company presently has two data processing centers at which it performs seismic data processing services. These centers are located in Houston and Dallas, Texas.

     The Company markets its seismic data acquisition and processing services from its Houston and Calgary corporate offices and its regional and international administrative centers by personnel whose duties include technical, supervisory or executive responsibilities. The Company generally acquires seismic data on an exclusive contract basis for oil and gas companies on:

     - a turnkey basis, which provides a fixed fee for each project;

     - a term basis, which provides for a periodic fee during the term of the project; or,

     - a cost-plus basis, which provides that the costs of a project, plus a percentage fee, are borne by the customer.

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

MARKET AREAS

     In 1999, the Company conducted seismic operations in the United States, Canada, Latin America and the Far East and has conducted activities in the Middle East and West Africa within the last three years.

     The following table sets forth the Company's revenues by geographic area, on a pro forma basis for the year ended December 31,1997 and on an actual basis for the years ended December 31, 1998 and 1999, for the periods shown:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                        1997(1)      1998      1999
                                                        --------   --------   -------
                                                           (DOLLARS IN THOUSANDS)
United States.........................................  $ 61,630   $ 78,659   $32,243
Canada................................................    19,591     14,175    11,232
Latin America.........................................    69,877     52,604    15,057
Far East..............................................    13,482     30,074     7,515
Africa and Middle East................................     9,285         --        --
                                                        --------   --------   -------
                                                        $173,865   $175,512   $66,047
                                                        ========   ========   =======

---------------

(1) Solid State's fiscal year end was August 31 prior to the year ended December 31, 1998 when it was changed to a calendar year. For pro forma purposes, revenues for Solid State have been adjusted to reflect the period December 1, 1996 through August 31, 1997 to combine with GGI's nine months ended September 30, 1997 and the Company's three months ended December 31, 1997. The revenues for the three months ended December 31, 1997 include the combined operations of Solid State and Grant. See Notes 1 and 4 to the Consolidated Financial Statements of the Company and GGI for additional geographic information.

BACKLOG

     The Company's backlog for seismic data acquisition services represents the revenues anticipated to be received by the Company in connection with commitments for contracted services received from its customers. As of December 31, 1999, the Company estimates that its total backlog was approximately $24.2 million, all of which is expected to be completed in 2000. This compares to the Company's estimated total backlog of $38.2 million and $144.4 million at December 31, 1998 and 1997, respectively. The decrease reflects the overall decline in demand, as described above, for seismic data acquisition and processing services on a worldwide basis that began during the last half of 1998. As of March 24, 2000, the Company estimates that its total backlog is approximately $30.8 million. Most of the Company's contracts are terminable by the customer upon relatively short notice and, in some cases, without penalty. The Company's backlog as of any particular date is not indicative of the likely operating results for any succeeding period, and there can be no assurance that any amount of backlog will ultimately be realized as revenue.

CAPITAL EXPENDITURES AND TECHNOLOGY

     The Company's ability to compete and maintain a significant market position in the land and transition zone seismic data acquisition business is partially driven by its ability to provide technology comparable to that of its primary competitors. Accordingly, the Company continually maintains and periodically upgrades its seismic data acquisition equipment to maintain its competitive position. The Company spent approximately $36.3 million on capital expenditures for the fifteen-month period ending December 31, 1998. This included approximately $12.4 million in the fourth quarter of 1997 and approximately $23.9 million during 1998. These expenditures were used principally to upgrade and expand the Company's seismic data acquisition equipment. Due to the downturn in the seismic industry, the Company incurred $9.5 million in 1999 on capital expenditures and has budgeted $5.1 million in capital expenditures for 2000. The level of future capital expenditures will depend on the availability of funding and market requirements as dictated by industry activity levels.

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

LICENSING OF MULTI-CLIENT DATA

     The Company acquires and processes seismic data for its own account by conducting surveys either partially or wholly funded by multiple customers. In this mode of operation, ownership of the data is retained by the Company and the data is licensed on a non-exclusive basis. As of December 31, 1999, there were $1.7 million of commitments from customers for multi-client data acquisition projects.

     Factors considered when determining whether to undertake a multi-client survey include the availability of customer commitments to offset a percentage of the project cost, the number of potential customers for the completed data, the location to be surveyed; the probability and timing of future lease, concession, exploration and development activity in the area; and, the availability, quality and price of competing data. Although the Company anticipates obtaining commitments for a substantial majority of the cost of any future multi-client data survey and conducts market and cost analyses to determine the market demand and necessary funding prior to undertaking a project, it still may not be able to fully recoup its costs if it substantially underestimates the cost or overestimates market demand for such multi-client data survey.

CUSTOMERS AND PROJECTS

     The Company's customers consist of domestic and international oil and gas companies and seismic data marketing companies. As is the case for many service companies in the oil and gas industry, a relatively small number of customers or a limited number of significant projects may account for a large percentage of the Company's net revenues in any given year. Moreover, such customers and projects may, and often do, vary from year to year. For 1999, the Company's five largest customers accounted for approximately $21.3 million, or 32.3%, of revenues and no single customer accounted for 10% or more of revenues. During 1998, the Company's five largest customers accounted for approximately 28.8% of revenues, and no single customer accounted for 10% or more of revenues. In the first nine months of 1997, GGI had revenues from a foreign national oil company of approximately $14.0 million, or 15% of total revenues, and also from a U.S. based exploration company of approximately $9.9 million, or 11% of total revenues. During 1997, on a pro forma basis, the Company's five largest customers accounted for approximately 31.9% of revenues. During 1997, on a pro forma basis, no customer accounted for 10% or more of the Company's combined revenues.

COMPETITION

     The acquisition and processing of proprietary and multi-client seismic data for the oil and gas industry is highly competitive worldwide. However, as a result of changing technology and increased capital requirements, the seismic industry has consolidated substantially since the late 1980's, thereby reducing the number of competitors. The Company's principal competitors in North America are Baker Atlas, Inc., a subsidiary of Baker Hughes, Inc.; Veritas DGC, Inc.; and Geco-Prakla Inc., a subsidiary of Schlumberger Limited. The Company competes against these three companies for most of its seismic data acquisition and processing contracts in North America. Although precise comparative figures are not available, the Company believes that its principal competitors have financial, operating and other resources in excess of its own. Also in North America, the Company competes with approximately 20 smaller companies that target narrow market segments. In Latin America and the Far East, the Company competes with Baker Atlas, Compagnie General de Geophysique, Geco-Prakla and a few smaller local competitors. Competition is based primarily on price, crew availability, prior performance, technology, safety, quality, dependability and the contractor's expertise in the particular area where the survey is to be conducted.

EMPLOYEES

     As of March 24, 2000, the Company employed approximately 455 full-time and 630 temporary contract personnel worldwide. None of the Company's employees is subject to collective bargaining agreements. The Company considers its relations with its employees to be good.

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

     The Company's operations outside of the United States are subject to similar environmental regulation in a number of foreign locations, including Canada, Latin America, and the Far East. Management believes that the Company is in material compliance with the existing environmental requirements of these foreign governmental bodies. The Company has not incurred any significant environmental costs in connection with the performance of its foreign operations; however, any regulatory changes that impose additional environmental restrictions or requirements on the Company or its customers could adversely affect the Company through increased operating costs and decreased demand for the Company's services.

CAUTIONARY STATEMENTS

     Certain statements made in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements". Forward-looking statements may include, without limitation, the following:

     - statements regarding the Company's business strategy, plans and objectives;

     - statements expressing the beliefs and expectations of management of the Company regarding future demand for the Company's seismic services and other events and conditions that may influence demand for the Company's services and its performance in the future; and

     - statements concerning the Company's business strategy and expectations, industry conditions, market position, backlog, future operations, margins, profitability, liquidity and capital resources.

     Forward-looking statements can generally be identified by such terminology as "may," "will," "expect," "believe," "anticipate," "project," "estimate" or similar expressions. Such statements are based on certain assumptions and analyses made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors that it believes to be appropriate. The Company cautions that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.

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

  Dependence on the Oil and Gas Industry; Industry Volatility.

     The Company's business depends in large part on the conditions of the oil and gas industry, and specifically on the capital expenditures of the Company's customers. As a result of the decline in oil and gas prices beginning late in the third quarter of 1998, the level of overall oil and gas industry activity declined substantially from levels experienced in recent years. Decreases in the Company's customers' capital spending in connection with industry downturns have had and will likely result in decreased demand for the Company's services. The Company's results of operations have varied and may continue to vary depending on the demand for services. Unless demand increases, the Company will likely continue to operate at a loss.

  The Company's Business could be adversely affected by Intense Price Competition in a Slack Market.

     Competition among seismic contractors historically is, and will continue to be, intense. Competitive factors have in recent years included price, crew experience, equipment availability, technological expertise and reputation for quality and dependability. Certain of the Company's competitors operate more data acquisition crews than the Company does and have substantially greater financial and other resources. These larger and better-financed operators could enjoy an advantage over the Company if the competitive environment for contract awards shifts to one characterized principally by intense price competition.

  The Company's Multi-Client Data Library could become Impaired due to Weak Demand or Technological Obsolescence.

     The Company has invested significant amounts in acquiring and processing multi-client data. Although the management of the Company expects to recover all the costs of such surveys, there is no assurance that the Company will be able to do so in the future. Technological, regulatory or other industry or general economic developments could render all or portions of the Company's library of multi-client data obsolete or otherwise impair its value. As of December 31, 1999 and 1998, the total value of the capitalized multi-client data library was $27.4 million and $10.9 million, respectively.

  Risks of High Levels of Fixed Costs.

     The Company's business has high fixed costs, and downtime or low productivity due to reduced demand, weather interruptions, equipment failures or other causes could result in significant operating losses.

  Technology Risks.

     Seismic data acquisition and processing is a capital-intensive business. The development of seismic data acquisition and processing equipment has been characterized by rapid technological advancements in recent years and the Company expects this trend to continue. Manufacturers of seismic equipment may develop new systems that have competitive advantages over systems now in use that could render the Company's current equipment obsolete or require the Company to make significant unplanned capital expenditures to maintain its competitive position. Under such circumstances, there can be no assurance that the Company would be able to obtain necessary financing on favorable terms.

  Dependence upon Significant Customers.

     The Company derives a significant amount of its revenue from a small number of major and independent oil and gas companies. The inability of the Company to continue to perform services for a number of its large existing customers, if not offset by contracts with new or other existing customers, could have a material adverse effect on the Company's business and operations.

  Intense Competition

     The Company competes in a highly competitive area of the oil field services industry. The Company's services are sold in a highly competitive market and its revenues and earnings may be affected by the following factors:

     - changes in competitive prices;

     - fluctuations in the level of activity and major markets;

     - general economic conditions; and

     - governmental regulation.

     The Company competes with the oil and gas industry's largest seismic service providers. Management of the Company believes that the principal competitive factors in the market areas served by the Company are product and service quality and availability, technical proficiency and price.

  Risks of International Operations.

     The Company's international operations, which are expected to continue to contribute materially to revenues for the foreseeable future, are subject to risks inherent in doing business in foreign counties. These risks include, but are not limited to:

     - political changes;

     - expropriation;

     - currency restrictions and changes in currency exchange rates;

     - taxes; and

     - boycotts and other civil disturbances.

     The risks associated with operating internationally are reflected in the $60.1 million decrease in the Company's international revenues, excluding Canada, in 1999 as compared with 1998. The decrease was primarily attributable to general economic conditions and political events in South America, the economic downturn in the Far East and the overall world market for oil and gas.

     Although it is impossible to predict the likelihood of such occurrences or their effect on the operations of the Company, the management of the Company believes that these risks are acceptable. However, the occurrence of any one of these events could have a material adverse effect on the Company's operations.

  Dependence on Key Personnel.

     The Company depends on the continued services of its executive officers and other key management personnel. If the Company were to lose any of these officers or other management personnel, this could adversely affect its operations.

ITEM 2. PROPERTIES.

     The Company owns a 30,000 square foot building and storage yard in Houston, Texas, which serves as its corporate headquarters, and leases a 60,000 square foot building, also in Houston, Texas, which serves as a warehouse and staging facility. The Company also owns an office, staging and repair facility located on a two-acre tract in New Iberia, Louisiana. In Calgary, Alberta (Canada), the Company owns an 18,000 square foot building and storage yard that serves as the Company's Canadian headquarters. In addition, the Company leases office, warehouse and storage space in areas throughout the world as may be required from time to time to support the Company's operations.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in or threatened with other various legal proceedings from time to time arising in the ordinary course of business. Management of the Company does not believe that any liabilities resulting from any such current proceedings will have a material adverse effect on the Company's financial position, cash flows, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 25, 1999, holders of greater than a majority of the outstanding common stock voting power of the Company acted, by written consent, to further amend the Amended and Restated Certificate of Incorporation of the Company to decrease the number of authorized aggregate shares of capital stock of the Company from 60,000,000 to 55,000,000 shares thus decreasing the number of authorized shares of the Company's preferred stock from 10,000,000 to 5,000,000 shares.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of March 24, 2000, there were 14,547,055 shares of the Company's common stock, $.001 par value per share (the "Common Stock"), outstanding. See Item 12 for the number of shares of Common Stock owned by the Company's executive officers, directors and each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock. The Common Stock is not listed on any stock exchange or qualified for trading on any other market. The Company does not anticipate paying cash dividends with respect to the common stock in the future. In addition, the payment of cash dividends is currently prohibited by the indenture governing the Company's 9 3/4% Senior Notes Due 2008 and credit agreements governing the Company's other indebtedness for borrowed money.

ITEM 6. SELECTED FINANCIAL DATA.

     The statement of operations data of GGI presented below for each of the years in the two-year period ended December 31, 1996, the nine-month period ended September 30, 1997, and the balance sheet data of GGI at December 31, 1995 and 1996 are derived from the consolidated financial statements of GGI. The statement of operations data for the three-month period ended December 31, 1997, the year ended December 31, 1998 and the year ended December 31, 1999 and the balance sheet data of the Company at December 31, 1997, 1998 and 1999 are derived from the consolidated financial statements of the Company. The selected historical financial data set forth below should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         GGI                                 GRANT
                                          ----------------------------------   ---------------------------------
                                              YEAR ENDED        NINE MONTHS    THREE MONTHS       YEAR ENDED
                                             DECEMBER 31,          ENDED          ENDED          DECEMBER 31,
                                          ------------------   SEPTEMBER 30,   DECEMBER 31,   ------------------
                                           1995       1996         1997            1997         1998      1999
                                          -------   --------   -------------   ------------   --------   -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues................................  $91,996   $105,523      $92,705        $37,868      $175,512   $66,047
Operating income (loss).................    4,999    (65,970)       6,794         (5,033)        6,346   (33,113)
Other income (expense)..................   (1,446)    (8,436)      (5,035)        (2,624)      (10,120)  (11,404)
Income (loss) from continuing
  operations............................    3,162    (76,027)        (425)        (5,666)       (7,698)  (45,753)
  Net loss applicable to Common stock...                                         $(6,143)     $ (8,138)  (46,049)
                                                                                 =======      ========   =======
LOSS PER COMMON SHARE -- BASIC AND
  DILUTED:
  Continuing operations.................                                         $ (1.18)     $   (.54)  $ (3.16)
  Dividend requirement on pay-in-kind
    preferred stock.....................                                            (.10)         (.03)     (.02)
                                                                                 -------      --------   -------
  Net loss per common share.............                                         $ (1.28)     $   (.57)  $ (3.18)
                                                                                 =======      ========   =======
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
  Basic and diluted.....................                                           4,798        14,257    14,458
CASH FLOW DATA:
Cash provided by (used in) operating
  activities............................  $ 2,759     (9,346)     $ 4,526        $ 5,386      $ 17,338      (977)
Cash used in investing activities.......   (9,272)   (10,181)      (6,731)       (19,715)      (32,828)  (31,495)
Cash provided by financing activities...    6,929     25,667        1,289         15,072        16,821    27,163
Capital expenditures....................   14,921     25,799        4,154         12,400        23,866     9,496
BALANCE SHEET DATA
Working capital.........................  $ 8,033   $ 22,421                     $16,190      $ 14,373   $(4,929)
Total assets............................   86,932     70,123                     155,704       166,441   149,996
Pre-petition liabilities subject to
  Chapter 11 case.......................       --     90,244                          --            --        --
Notes payable, current portion of
  long-term debt and capital lease
  obligations...........................   18,430        589                       1,158         2,522     8,247
Long-term debt, subordinated debt and
  capital lease obligations, excluding
  current portion.......................    8,789         --                      75,195       110,817   119,709
         Total stockholders' equity.....   29,715    (34,213)                     41,992        22,002    (7,360)

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company was formed in September 1997. On September 30, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of GGI under GGI's Second Amended Plan of Reorganization (the "Plan"), which was confirmed by The United States Bankruptcy Court for the District of Delaware on September 15, 1997. On December 23, 1997, the Company, through a wholly owned Canadian subsidiary, acquired all of the outstanding shares of Solid State.

     The Company's business activities involve the performance of land and transition zone seismic data acquisition services in selected markets worldwide, including the United States, Canada, Latin America and the Far East. The Company generally acquires seismic data on an exclusive contract basis for oil and gas companies on:

     - a turnkey basis, which provides a fixed fee for each project;

     - a term basis, which provides for a periodic fee during the term of the project; or,

     - a cost-plus basis, which provides that the costs of a project, plus a percentage fee, are borne by the customer.

     In addition, in the United States and Canada, the Company acquires and owns certain multi-client seismic data that is marketed broadly on a non-exclusive basis to oil and gas companies.

     In December 1996, GGI filed for protection under the United States Bankruptcy Code and began its reorganization under the supervision of the Bankruptcy Court. In connection with its reorganization, GGI replaced its senior management, disposed of unprofitable operations, operated as debtor-in-possession and developed the Plan, which was confirmed by the Bankruptcy Court on September 15, 1997 and consummated on September 30, 1997 (the "Effective Date"), with the Company's purchase of substantially all of the assets and assumption of certain liabilities of GGI.

     As a result of the decline in oil and gas prices beginning late in the third quarter of 1998, the level of overall oil and gas industry activity, both domestically and in certain international regions, has declined substantially from levels experienced in recent years. Decreases in exploration and production companies' capital spending in connection with industry downturns have had and will likely result in decreased demand for the Company's services. The Company's global seismic crew count has decreased from average of eighteen to twenty during 1998 to a total of nine active crews as of March 24, 2000.

     The historical results of operations of the Company for the years ended December 31, 1998 and 1999 are presented below. Such results are not directly comparable to the results of operations of GGI or the combined results of GGI and the Company for the twelve months ended December 31, 1997 due to the effects of the purchase of Solid State in September 1997.

RESULTS OF OPERATIONS

                                            GGI           GRANT
                                       -------------   ------------    (UNAUDITED)           GRANT
                                                                        COMBINED      -------------------
                                        NINE MONTHS    THREE MONTHS   TWELVE MONTHS       YEAR ENDED
                                           ENDED          ENDED           ENDED          DECEMBER 31,
                                       SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,    -------------------
                                           1997            1997           1997          1998       1999
                                       -------------   ------------   -------------   --------   --------
                                                                 (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues.............................     $92,705        $37,868        $130,573      $175,512   $ 66,047
Expenses:
  Direct operating expenses..........      71,006         28,431          99,437       127,439     54,456
  Selling, general and administrative
     expenses........................       6,473          3,507           9,980        14,156     13,529
  Depreciation and amortization......       8,432          4,594          13,026        23,809     26,147
  Charge for asset impairment........          --          6,369           6,369         3,762      5,028
                                          -------        -------        --------      --------   --------
          Total costs and expenses...      85,911         42,901         128,812       169,166     99,160
                                          -------        -------        --------      --------   --------
          Operating income (loss)....       6,794         (5,033)          1,761         6,346    (33,113)
Other income (expense):
  Interest expense, net..............      (3,758)        (1,362)         (5,120)       (9,300)   (12,006)
  Reorganization costs...............      (3,543)            --          (3,543)           --         --
  Other..............................       2,266         (1,262)          1,004          (820)       602
                                          -------        -------        --------      --------   --------
          Total other expenses.......      (5,035)        (2,624)         (7,659)      (10,120)   (11,404)
                                          -------        -------        --------      --------   --------
  Income (loss) before income
     taxes...........................       1,759         (7,657)         (5,898)       (3,774)   (44,517)
Income tax expense...................      (2,184)          (856)         (3,040)       (3,924)    (1,236)
                                          -------        -------        --------      --------   --------
Loss from continuing operations
  before minority interest...........        (425)        (8,513)         (8,938)       (7,698)   (45,753)
Minority interest....................          --          2,847           2,847            --         --
                                          -------        -------        --------      --------   --------
Net loss.............................        (425)        (5,666)         (6,091)       (7,698)   (45,753)
                                          -------        -------        --------      --------   --------
Preferred dividends..................          --           (477)           (477)         (440)      (296)
                                          -------        -------        --------      --------   --------
Net loss applicable to common
  stock..............................     $  (425)       $(6,143)       $ (6,568)     $ (8,138)  $(46,049)
                                          =======        =======        ========      ========   ========

THE COMPANY FOR THE TWELVE-MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED WITH THE TWELVE-MONTH PERIOD ENDED DECEMBER 31, 1998

     Revenues. Revenues for 1999 were $66.0 million, compared with $175.5 million for 1998. The decrease of $109.5 million, or 62.4%, was the result of lower demand for the Company's seismic acquisition services in both the domestic and international markets. The decrease in the price of oil and gas that occurred between the fourth quarter of 1998 and the first quarter of 1999 significantly reduced demand for the Company's services. Although commodity prices have returned and are in fact at historically high levels, demand for land and transition zone seismic acquisition services remains severely depressed over levels experienced in recent years. The Company is unable to predict with any certainty when the market for seismic services is likely to recover and, until such time, will continue to experience significant operating losses.

     Revenues from United States data acquisition operations decreased $49.4 million, or 63.5%, from $77.7 million in 1998 to $28.3 million in 1999. This decrease was attributable to the Company operating six to eight contract seismic data acquisition crews from time to time in the United States during 1998, compared with only two to four crews in 1999. In addition, during 1999, two of the crews were performing multi-client projects with average underwriting, or pre-commitments, of approximately 39% of total project costs. This compares to the same period in 1998 when the average underwriting for multi-client projects was approximately 79% of total costs. The significance of the decrease in underwriting affected 1999 sales because, pursuant to the Company's revenue recognition policy, a portion of project underwriting is recognized as revenue during the current period. Firm backlog for United States data acquisition projects at December 31, 1999 was $8.1 million.

     Revenues from seismic data processing operations, purchased in July 1998, were $1.5 million for 1999 compared to $957,000 for 1998. The Company operated seismic data processing centers during 1999 in Midland, Dallas and Houston, Texas. These centers process both third-party and Company-owned multi-client data. In January 2000, the Company completed the consolidation of its Midland center with operations in the Houston seismic data processing center.

     Revenues from the Canadian data acquisition operations decreased $4.0 million, or 28.2%, from $14.2 million in 1998 to $10.2 million in 1999. This decrease was due to a decline in activity experienced during the first three quarters of 1999 when compared to first three quarters of 1998. This was partially offset by increased seismic activity during the fourth quarter of 1999 when compared to fourth quarter 1998. The Company is encouraged by the recovery of the Canadian market experienced at the end of 1999. During the first quarter of 2000, four to five land seismic crews were operating in Canada as compared to only three during the first quarter of 1999.

     The Company began its multi-client data acquisition activities in the United States and Canada during 1998. Multi-client crew operations began in the second quarter of 1998 and were continuous through December 1999. During that time, 17 projects were completed in Texas, California, Wyoming and Canada covering a total of 1,648 square miles. There were 621 square miles completed in 1998. The cost of these projects was $23.7 million with approximately $18.6 million, or 78.4%, underwritten by third parties. There were 1,027 square miles completed in 1999. The cost of these projects was $41.3 million with approximately $18.4 million, or 44.5%, underwritten by third parties. Due to the continued depressed demand for seismic services, an inability to secure adequate initial customer underwriting and a lack of sufficient liquidity, the Company has curtailed its strategy of building a multi-client data library in the southern United States. As long as these factors persist, the Company will be very selective in its decision to participate in multi-client projects. For the year 2000, the Company has committed to only two multi-client projects, both located in Canada. Estimated project costs are $1.3 million with 100% of the costs underwritten by third parties. Revenues associated with the underwritten portion of multi-client data programs are recognized as a component of the data acquisition revenues discussed above. Revenue from sales of the data library for 1999 was $3.5 million, compared to only $388,000 for 1998.

     Revenues in Latin America decreased $37.5 million, or 71.4%, from $52.6 million in 1998 to $15.1 million in 1999. During 1998, the Company's Latin American operations consisted of as many as eight seismic crews operating in Bolivia, Brazil, Colombia, Ecuador and Guatemala. During 1999, four to five crews operated in Mexico, Ecuador, Guatemala, Brazil and Colombia. There are currently a total of three land seismic acquisition crews operating or mobilizing in this region.

     Revenues from the Far East decreased $22.6 million, or 75.0%, from $30.1 million in 1998 to $7.5 million in 1999. During 1998, the Company operated as many as five crews in the region: one land and two transition zone crews in Bangladesh, and one land and one transition zone crew in Indonesia. During 1999, the Company operated one to two crews, primarily in Indonesia. The Indonesian crew is currently the only crew operational in this region.

     Expenses. Direct operating expenses as a percentage of revenues increased to 82.5% in 1999 from 72.6% in 1998. This percentage increase can be attributed to reduced operating margins on multi-client projects during the third and fourth quarters of 1999 and unanticipated start-up and operating expenses on two Latin American crews incurred during the second and third quarters of 1999. Direct operating expenses for the twelve months ended December 31, 1999 decreased $72.9 million, or 57.2%, to $54.5 million, compared to $127.4 million for the twelve months ended December 31, 1998. This decrease is a result of the revenue decreases experienced throughout all the Company's operating regions as described above.

     Selling, general and administrative expenses decreased $.7 million, or 4.9%, to $13.5 million in 1999 from $14.2 million in 1998. This reduction is the result of the Company's effort throughout 1999 to reduce support and overhead personnel in all of its operating regions and at the corporate office level. There have been limited increases in support and overhead personnel, during the third and fourth quarters of 1999, in response to the increase in demand for seismic services being experienced primarily in the Company's international markets. Selling, general and administrative expenses increased as a percentage of revenue to 20.5% in 1999 from 8.1% in 1998. This increase is a result of the revenue decreases experienced throughout all the Company's operating regions as described above.

     Depreciation and amortization increased $2.3 million, or 9.7%, to $26.1 million in 1999 from $23.8 million for 1998. This increase reflects additional amortization of the Company's multi-client projects, partially offset by a reduction in capital expenditures during 1999 as compared to 1998. Capital expenditures were $9.5 million and $23.9 million for 1999 and 1998, respectively.

     The Company recorded charges for asset impairment of $5.0 million and $3.8 million for 1999 and 1998, respectively. All of the 1999 charge and $3.2 million of the 1998 impairment were special charges to reduce the carrying value of the Company's multi-client data library to net realizable value, based on revised future licensing prospects for such data due to the current downturn in the industry and the Company's recent sales experience for such data. On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey. Also included in the 1998 charge was a $564,000 write-down in the carrying value of certain non-operating depreciable fixed assets to salvage value.

     Other Income (Expenses). Interest expense, net, increased $2.7 million to $12.0 million in 1999 from $9.3 million in 1998. A portion of the increase can be attributed to the Company's sale on February 18, 1998 of $100 million of 9
 3/4% Senior Notes (the "Senior Notes") due 2008. Consequently, 1999 included an additional month and a half of interest expense on the Senior Notes as well as interest on increased borrowings under the Company's revolving credit facility. These funds were used to finance multi-client data projects, to fund capital expenditures and provide working capital for operations.

     Tax Provision. The income tax provision consisted of income taxes in foreign countries. For 1998 this includes provisions for taxes in Colombia, Ecuador, Guatemala, Bangladesh and Indonesia; for 1999 this includes provisions for taxes in Colombia, Ecuador, Bangladesh and Canada. No benefit for United States federal income tax loss carryforwards was recorded in either period, given the uncertainty of realization of such tax benefits.

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

     Revenues. Revenues of the Company for the twelve months ended December 31, 1998 were $175.5 million, compared with $130.6 million of combined revenue for GGI and the Company for the twelve months ended December 31, 1997. The increase of $44.9 million, or 34.4%, was the result of growth in revenues in both the United States and the Far East and the inclusion of a full year of Solid State's results of operations in 1998 compared to only three months in 1997.

     Revenues from the United States operations increased $25.0 million, or 46.4%, from $53.7 million to $78.7 million in 1998. Revenues from the United States data acquisition operations increased $24.1 million, or 44.7%, from $53.7 million in 1997 to $77.8 million in 1998. This increase was due primarily to the addition of two Solid State crews in the northern United States for the entire year versus only one crew for three months in 1997 and the addition of new and more efficient recording instrumentation. Productivity was enhanced by increasing the seismic recording channel count per crew and, whenever possible, utilizing a twenty-four hour recording schedule. During 1998, there were as many as eight seismic crews operational in the United States versus only six to seven crews operational in 1997. Beginning late in the third quarter of 1998, due primarily to the low oil and gas prices, demand for data acquisition recording services in the United States and elsewhere began to decline. By the end of December 1998, there were six crews operating or mobilizing in the U.S.

     Revenues from seismic data processing were $957,000 for 1998. The Company purchased its seismic data processing operations in July 1998; therefore, there are no comparable results for 1997. The Company operated processing centers in Midland and Dallas, Texas for the remaining six months and began operations in a newly established Houston, Texas center during the fourth quarter of 1998.

     Revenues from the Canadian data acquisition operations increased $9.7 million, or 215.6%, from $4.5 million in 1997 to $14.2 million in 1998. The Company acquired these operations from Solid State effective September 30, 1997. The increase in 1998 is the result, therefore, of including a full year of operations in 1998 versus only three months in 1997. From time to time during 1998, the Company operated as many as six land seismic crews throughout Canada.

     The Company began its multi-client data acquisition activities in the United States and Canada during 1998. Crew operations began in the second quarter with significant activity occurring in both the third and fourth quarters. The Company has completed or is conducting eleven data library projects totaling approximately 1,234 square miles in Texas, California, Wyoming and Canada. At December 31, 1998, 621 square miles had been completed and an additional 246 square miles were scheduled for completion by March 31, 1999. The Company and GGI had no multi-client data activity in 1997. Revenues associated with the underwriters' portion of multi-client data programs are recognized as part of the data acquisition revenues discussed above in the southern United States, northern United States and Canada.

     Revenues in Latin America decreased $6.0 million, or 10.2%, from $58.6 million in 1997 to $52.6 million in 1998. During 1998, the Company operated as many as eight land seismic crews in Brazil, Guatemala, Colombia, Ecuador and Bolivia. During 1997, combined Latin American operations for GGI and the Company, while operating in the same countries, consisted of as many as ten land seismic data acquisition crews. The Brazilian operations were completed in March 1998 and the equipment was moved to work in Guatemala. The Colombian operations were completed in the third quarter of 1998 and both the Guatemalan and Bolivian contracts were finished in the fourth quarter of 1998. Ecuadorian operations were completed in February 1999.

     Revenues from the Far East increased $16.6 million, or 123.1%, from $13.5 million in 1997 to $30.1 million in 1998. During 1998, the Company operated as many as five crews in the region: one land and two transition zone crews in Bangladesh and one land and one transition zone crew in Indonesia. During 1997, in Bangladesh, GGI and the Company operated one crew for the entire year and mobilized one additional transition zone crew that began operations in July 1997. By December 1998, there were three active crews in the region.

     Expenses. Direct operating expenses for the twelve months ended December 31, 1998 increased $28.0 million, or 28.2%, to $127.4 million compared with $99.4 million for the twelve months ended December 31, 1997. Direct operating expenses as a percentage of revenues decreased to 73.5% in 1998 from 76.2% in 1997. The overall dollar increase was the result of increased crew activity in the southern United States and the Far East and the inclusion of a full year of Solid State's results in 1998 versus only three months in 1997. The percentage decrease is the result of improvements in operating efficiencies primarily in the United States. These improvements were the results of upgrading and expanding the Company's seismic data recording equipment, careful and detailed project cost analysis and management's ability to properly assess operating risk.

     Selling, general and administrative expenses for the twelve months ended December 31, 1998 increased $4.2 million to $14.2 million from $10.0 million in 1997. Selling, general and administrative expenses as a percentage of revenue increased only marginally to 8.1% in 1998 from 7.6% in 1997. The overall dollar increase was primarily due to an approximate $1.5 million increase as a result of the inclusion of Solid State for a full year in 1998 versus only three months in 1997, $1.1 million of additional costs incurred to develop international and domestic markets, $537,000 for corporate provisions for doubtful accounts and incentive bonuses and the remainder related to a general increase in corporate support services.

     Depreciation and amortization increased $10.8 million to $23.8 million in 1998 from $13.0 million for 1997. The increase was due to an increase of approximately $3.8 million due to the inclusion of Solid State for a full year in 1998 versus only three months in 1997, $1.5 million for the amortization of goodwill, $3.8 million of depreciation on newly purchased assets and $1.5 million for amortization of the multi-client data library.

     The charge for asset impairment was $3.8 million for 1998 compared to $6.4 million in 1997. At December 31, 1998, the Company recorded a special charge of $3.2 million to reduce the carrying value of its multi-client data, acquired through the purchase of Solid State during the fourth quarter of 1997, to its net realizable value based on revised estimates of future licensing prospects for such data. The charge for asset impairment recorded in 1997 included a special charge of $5.9 million to write down the acquired Solid State multi-client data to its then-estimated net realizable value. The acquisition of Solid State in 1997 occurred in two parts: the acquisition of the majority interest and the acquisition of the minority interest. The 1997 impairment charge relates only to certain assets of Solid State that were acquired during the acquisition of the majority interest. These assets had been originally recorded at historical cost. None of the $6.4 million impairment charge recognized in 1997 related to the assets acquired as part of the acquisition of the minority interest. Also included in 1998, was a charge of $564,000 relating to the write-down in the carrying value of certain non-operating depreciable fixed assets to salvage value. The remaining 1997 charge relates to a $247,000 write-down in the carrying value of certain non-operating depreciable fixed assets to salvage value and a $253,000 write-down in the carrying value of certain other investments and joint ventures.

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

     Reorganization costs of $3.5 million in 1997 related to charges incurred in connection with GGI's reorganization, which began in December 1996 and was completed in September 1997. No comparable reorganization charges were incurred by the Company in the three months ended December 1997 or for the year ended December 31, 1998.

     Other income of $1.0 million for 1997 was the result of settlement of a long-standing dispute between one of GGI's Brazilian subsidiaries and a former customer relating to services rendered on contracts dating back to 1983. In settlement of all claims, GGI received payment, net of related costs and expenses, of approximately $2.4 million in July 1997. Income from that settlement was offset by approximately $767,000 in costs associated with the Solid State acquisition and approximately $289,000 of foreign currency exchange losses, primarily related to US dollar based loans owed by Solid State prior to its acquisition by Grant. In 1998, the Company recorded $635,000 in litigation expense associated with the settlement of litigation related to the Solid State acquisition, representing the cash paid by Elliott Associates, L.P. ("Elliott") and the $0.25 discount permitted the plaintiffs to purchase the Company's common stock in the subscription offering (see Note 13 to the Consolidated Financial Statements).

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

LIQUIDITY AND CAPITAL RESOURCES

     As discussed previously, demand for the Company's seismic acquisition services has been and continues to be adversely affected by reduced industry activity continuing through December 31, 1999. As a result, the Company has required additional financing to continue operations, complete its capital expenditure program, implement its business strategy and meet its principal and interest obligations with respect to the Senior Notes and other indebtedness. The Company's operating activities used $1.2 million in cash during 1999, compared to cash generated of $17.3 million for the comparable period in 1998. In 1999, cash used in operating activities was primarily due to the Company's net loss of $45.8 million, partially offset by non-cash charges (impairment and depreciation and amortization expense) and a decrease in accounts receivable.

     Between August 16, 1999 and December 29, 1999, the Company issued a total of 149,000 shares of 8% exchangeable preferred stock (the "Exchangeable Preferred Stock") to Elliott at a price of $100 per share. This equity financing was required to supplement available cash, cash flow generated from operations and borrowings under the credit facility with Foothill Capital Corporation ("Foothill") to provide sufficient liquidity to fund the Company's cash requirements. Additionally, the Company issued 677 shares, 2,252 shares and 1,265 shares of Exchangeable Preferred Stock to Elliott as of October 1, 1999, January 1, 2000 and February 7, 2000, respectively, as payment-in-kind dividends on the Exchangeable Preferred Stock payable on those dates. On February 7, 2000, the Company exchanged all the outstanding Exchangeable Preferred Stock, 153,194 shares, for an equal number of shares of its new 8% convertible preferred stock (the "Convertible Preferred Stock") with a liquidation preference of $100 per share. This was a non-cash transaction for the Company.

     In order to improve its liquidity and supplement its operating activities, pursuant to a registration statement originally filed on October 28, 1999 and declared effective on January 12, 2000, the Company offered to exchange (the "Exchange Offer") $100,000,000 aggregate principal amount of its outstanding Senior Notes for shares of its Convertible Preferred Stock with an aggregate liquidation value equal to 65% of the aggregate principal amount of the Senior Notes tendered, plus 100% of the accrued and unpaid interest thereon through the date of the exchange. On January 19, 2000, a total of $56,320,000 of the Senior Notes, together with $2,364,000 of accrued and unpaid interest, were exchanged for 389,722 shares of Convertible Preferred Stock. The Senior Notes exchanged represent all of the Senior Notes previously held by Elliott and Westgate International, L.P. ("Westgate") No other Senior Notes were tendered and the Exchange Offer expired on February 7, 2000. The consummation of the Exchange Offer has increased the Company's liquidity by reducing its principal payment obligations with respect to the Senior Notes and reducing the negative cash flow impact of its interest payment obligations on the Senior Notes. The Company intends to pay dividends on the Convertible Preferred Stock in additional shares of Convertible Preferred Stock until further notice.

     In connection with the Exchange Offer, the Company solicited consents from the holders of its Senior Notes in order to amend definitions and to modify certain restrictive covenants in the indenture governing the Senior Notes. The original indenture limited the Company's ability to incur additional indebtedness, pay dividends or make certain other distributions, create liens, sell assets or enter into certain mergers or acquisitions. The consent of holders of a majority of the outstanding principal amount of the Senior Notes held by holders other than the Company, its subsidiaries and affiliates was required to approve the proposed amendments to the indenture. This required majority was achieved by January 19, 2000. Following the tender of the Senior Notes by Elliott and Westgate, the Company executed a First Supplemental Indenture with LaSalle Bank National Association, the trustee under the indenture governing the Senior Notes, dated January 19, 2000 that caused the approved amendments to take effect. The First Supplemental Indenture, among other things, amended the definition of permitted indebtedness to allow for the increase of incurred debt from $25 million to $50 million and increased additional indebtedness from $7.5 million to $10 million.

     The Company entered into a Loan and Security Agreement with Foothill and Elliott dated May 11, 1999. Under the terms of the original credit facility, the Company could borrow up to $25 million. The facility was comprised of a $6 million revolving credit facility and term loans of up to $11.5 million and $7.5 million. The credit facility has a three-year term and provides for borrowings at an interest rate per annum of the prime rate plus 1 1/2%, secured by liens on substantially all of the assets of the Company. On February 14, 2000, significant modifications to the credit facility were completed. The Foothill/Elliott credit facility was increased from $25 million to $29 million. This was accomplished by increasing commitments under the revolving credit facility from $6 million to $10 million, subject to borrowing base limitations. In addition, the notional $11.5 million term loan, which had been reduced through periodic principal payments to $10.1 million, was increased to the original outstanding balance of $11.5 million. The Company was in compliance with debt covenants included in the Loan and Security Agreement as of December 31, 1999.

     As of December 31, 1999, the Company's total indebtedness was approximately $127.9 million. The total indebtedness was comprised of $99.4 million aggregate principal amount of the Senior Notes, $23.1 million outstanding on the Foothill/Elliott credit facility and $5.4 million of combined loans and capitalized leases primarily incurred for the purpose of financing capital expenditures. Subsequent to the Exchange Offer, on March 30, 2000, the Company's total indebtedness has been reduced to approximately $73.3 million, comprised of $43.4 million in Senior Notes, $25.4 million outstanding on the Foothill/Elliott credit facility and $4.5 million of combined loans and capitalized leases.

     The Company's ability to meet its debt service and other obligations will depend on its future performance, which in turn is subject to economic conditions (both general and within the oil and gas industry) and other factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or otherwise comply with the terms of the indenture, the First Supplemental Indenture, the Foothill/Elliott credit facility or its other debt instruments, it may be required to refinance all or a portion of its existing debt or obtain additional financing/equity capital. There can be no assurance that such refinancing or additional financing/equity capital will be available on terms acceptable to the Company.

     The Company's internal sources of liquidity are its working capital and cash flow from operations. External sources include borrowings, to the extent available, under the Company's credit facility with Foothill/Elliott, equipment financing and trade credit. In addition, the Company periodically enters into equipment financing agreements with sellers of seismic data acquisition equipment to pay all or a portion of the purchase price of such equipment and regularly utilizes normal trade credit in connection with certain of its purchases of goods and services to support its ongoing field crew activities.

     The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, make principal and interest payments required by the terms of its indebtedness and fund expenses associated with the implementation of its business strategy, including the selective acquisition and processing of multi-client data. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations, excluding Canada. These operations, excluding Canada, accounted for 34.2% of total revenues for the twelve months ended December 31, 1999.

     Capital expenditures for 1999 were approximately $9.5 million and were used primarily to upgrade and expand the Company's seismic data acquisition and recording equipment. The projected capital budget for the year 2000 is approximately $5.1 million, primarily for the upgrade and replacement of the Company's seismic data acquisition and recording equipment. Actual capital expenditures may be reduced to a level consistent with funding availability.

     In addition to the capital expenditures listed above, for the year ended December 31, 1999 the Company spent approximately $24.7 million on eleven multi-client data acquisition projects principally located in Texas, California, Wyoming and Canada. Customer commitments for those projects were approximately 40% of the project costs.

     Management believes that the completion of the Exchange Offer, together with existing cash balances, available borrowing capacity and expected cash flow from operations will allow the Company to meet capital and debt service requirements for the next twelve months, based on expected operating levels. The Company may require additional funds to support working capital requirements associated with expanding its operations through internal growth or acquisitions or for other purposes and may seek to raise additional funds through equity or debt financing. There can be no assurance that additional financing will be available on commercially reasonable terms, or that such financing will be available at all.

FOREIGN CURRENCY RISK

     The Company conducts a substantial portion of its business in currencies other than the U.S. or Canadian dollars, particularly various Latin American currencies, and its international operations are subject to fluctuations in foreign currency exchange rates. Accordingly, the Company's international contracts could be significantly affected by fluctuations in exchange rates. International contracts requiring payment in currency other than U.S. or Canadian dollar typically are indexed to inflationary tables and generally are used for local expenses. The Company attempts to structure the majority of its international contracts to be billed and paid at a favorable U.S. dollar conversion rate.

     The Company's operating results were positively impacted by foreign exchange gains of approximately $351,000 for the year ended December 31, 1999, negatively impacted by a foreign exchange loss of approximately $485,000 for the year ended December 31, 1998, and positively impacted by $77,000 of foreign exchange gains for the three months ended December 31, 1997.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative financial instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value, with changes in fair value recognized currently in earnings. On July 7, 1999, the FASB delayed the effective date of SFAS No. 133 for one year. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. SFAS No. 133, as revised by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of adoption.

YEAR 2000 READINESS DISCLOSURE

     The Year 2000 ("Y2K") problem refers to the inability of certain computer systems and other equipment with embedded chips or processors (collectively "Business Systems") to correctly interpret the century from a date in which the year is represented by only two digits. Business Systems which are not Y2K ready may not be able to correctly process certain data, or in extreme situations, may cause a system to be disabled or fail to function reliably. As of March 24, 2000, the Company has not experienced any Y2K disruptions or failures in its Business Systems and is not aware of any disruptions or failures with its significant customers, suppliers, and business partners. Total costs incurred through December 31, 1999 by the Company in connection with the Y2K issue, including costs incurred in connection with a major upgrade of its accounting and financial reporting systems to meet Y2K requirements, were approximately $1.6 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company's earnings and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical ten-percent increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent increase.

     The Company estimates that if prevailing market interest rates had been ten percent higher throughout 1998 and 1999, and all other factors affecting the company's debt remained the same, pretax earnings would have been lower by $1.0 million in 1998 and $1.3 million in 1999. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher at year-end 1998 and 1999, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $1 million at December 31, 1998 and 1999, respectively. Given the composition of the Company's debt structure, the Company does not, for the most part, actively manage its interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age and current principal position of each director, executive officer and significant employee of the Company at March 24, 2000 are as follows:

NAME                                    AGE                  POSITION
----                                    ---                  --------
Donald W. Wilson......................  52    Chairman of the Board
Richard H. Ward.......................  56    President and Chief Executive Officer
Thomas L. Easley......................  54    Executive Vice President -- Finance &
                                                Administration
Stephen H. Wood.......................  59    Vice President and Chief Operating
                                              Officer
G. Matt McCarroll.....................  42    Vice President -- Business Development
James R. Brock........................  39    Director
J. Kelly Elliott......................  68    Director
Michael R. Latina.....................  27    Director
Jonathan D. Pollock...................  35    Director
Donald G. Russell.....................  67    Director

     Executive officers are elected by and serve at the discretion of the Board of Directors until their successors are duly elected and qualified. There are no family relationships between or among any directors or executive officers of the Company. See "Certain Relationships and Related Transactions" for a description of certain other relationships between or among directors and executive officers of the Company.

     Donald W. Wilson has served as Chairman of the Board of the Company since April 28, 1998 and as a director of the Company since January 1998. Since October 1998, Mr. Wilson has served as President and Chief Operating Officer of Odyssea Marine, Inc. ("Odyssea"), a marine services and power generation company controlled by Elliott and Westgate. Mr. Wilson served as President and Chief Executive Officer of Prime Natural Resources, Inc. ("Prime Natural Resources"), an oil and gas exploration and production company controlled by Elliott and Westgate, from January 1996 until October 1998. From January 1995 through December 1995, Mr. Wilson served as Executive Vice President -- Worldwide Operations of J. Ray McDermott, S.A., a marine engineering and construction company. From December 1992 through December 1994, Mr. Wilson served as President of OPI International, Inc., a subsidiary of Offshore Pipelines, Inc. ("Offshore Pipelines"), an international marine construction company.

     Richard H. Ward has served as President and Chief Executive Officer of the Company since February 1999. From October 1998 until January 1999, Mr. Ward was General Manager of Canadian Hunter Argentina S.A., an oil and gas company operating in Argentina, and was also a business consultant in Argentina from January 1998 to September 1998. Mr. Ward served as Vice President -- Latin America of Landmark Graphics, a computer graphics company specializing in petroleum exploration, from June 1996 until December 1997 and served as Manager -- Geophysical Department of YPF S.A., the former national oil company of Argentina, from June 1994 to May 1996. He was also General Manager of Latin American Operations of Veritas Geophysical from January 1994 until May 1994. Previously, Mr. Ward held key management positions from 1989 to 1993 at Western Atlas International, an international geophysical services company, and from 1970 to 1989 at Geosource, an oilfield services contractor that was acquired by Halliburton in 1988.

     Thomas L. Easley has served as Vice President -- Finance & Administration of the Company since February 7, 2000. Mr. Easley served as Vice President & Chief Financial Officer of Boots & Coots International Well Control, Inc., an international well control and firefighting company from September 1996 to February 7, 2000; Vice President & Chief Financial Officer of D. I. Industries, Inc., a land drilling contractor, from May 1995 to August 1996; and, Vice President -- Finance of Huthnance International, Inc., an offshore drilling contractor, from June 1992 to May 1995. He is also a Certified Public Accountant.

     Stephen H. Wood has served as Vice President and Chief Operating Officer of the Company since February 1999. From November 1997 to February 1998, Mr. Wood was the President of Universal Seismic Acquisition and Technologies, Inc. and Chief Operating Officer of its parent company, Universal Seismic Associates. From 1993 through November 1997 Mr. Wood was President of Vortex Geophysical Operations, a consulting company specializing in geophysical data and survey processing. He was previously employed by Halliburton Geophysical Services, and its predecessor companies, from 1965 until 1992.

     G. Matt McCarroll has served as Vice President -- Business Development of the Company since July 1999. Mr. McCarroll previously served as President of Augusta Petroleum Partners, LLC., a petroleum exploration and acquisition company, from 1997 until July 1999. He was employed by Plains Resources Inc., an oil and gas exploration and production company, as Vice President -- Land and Exploration, from 1988 to 1997.

     James R. Brock has served as a director of the Company since January 1998. Since October 1998, Mr. Brock has served as Executive Vice President and Chief Financial Officer of Odyssea. From January 1995 through October 1998, Mr. Brock served as Executive Vice President and Chief Financial Officer of Prime Natural Resources and also served as a director of that Company through February 1998. From January 1993 until January 1995, Mr. Brock served as Vice President-Treasurer of Offshore Pipelines, an international marine construction company and also as its Corporate Controller and Chief Accounting Officer from 1990. He was employed by Arthur Andersen & Co., from 1981 to 1990.

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

     Michael R. Latina has served as a director of the Company since February 2000. Mr. Latina has been a Portfolio Manager of energy sector investments for Stonington Management Corporation, the management company of Elliott and Westgate, since 1998. Mr. Latina is also a director of Prime Natural Resources; Odyssea; Intedyne LLC, a provider of drilling tools to the oil and gas and roadboring industries; Baycorp Holdings, Inc. an independent wholesale generator of electricity; and Houston Street Exchange, Inc., an internet based exchange for trading wholesale electric power and other energy commodities. He served as a Director of Solid State from 1996 to 1997 and from 1994 to 1996 was an investment banker in the Media and Entertainment Group with Bear, Stearns & Co., Inc.

     Jonathan D. Pollock has served as a director of the Company since September 30, 1997 and as Chairman of the Board of the Company from September 30, 1997 until April 28, 1998. Mr. Pollock has served as a Portfolio Manager with Stonington Management Corporation, since 1998. Mr. Pollock is also a director of Tatham Offshore, Inc., an oil and gas exploration services company, Chairman of Prime Natural Resources, Chairman of the Board of Horizon Offshore, Inc., an offshore oil and gas pipeline construction company, and Chairman of the Board of Odyssea.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The following table summarizes information concerning the compensation of the Company's Chief Executive Officer and the other four most highly compensated executive officers for 1999 (the "Named Executive Officers"). The Company was organized in September 1997 and did not conduct any operations or have any employees before the Effective Date. As a result, the Company does not have any executive officers with respect to whom disclosure of executive compensation is required under the Securities Act or the rules and regulations promulgated thereunder for 1997.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                ANNUAL COMPENSATION         COMPENSATION
                                           ------------------------------   ------------
NAME AND                                                     OTHER ANNUAL      AWARDS       ALL OTHER
PRINCIPAL POSITION                         YEAR    SALARY    COMPENSATION     OPTIONS      COMPENSATION
------------------                         ----   --------   ------------   ------------   ------------
Richard H. Ward(1).......................  1999   $203,926     --             600,000             --
  President and Chief Executive Officer
Larry E. Lenig, Jr.(2)...................  1999   $360,000     --              80,000(3)          --
  Former President and Chief Executive     1998   $180,000     --             340,000         $8,708
  Officer
Michael P. Keirnan(4)....................  1999   $105,024     --                  --             --
  Vice President, Chief Financial Officer  1998   $ 97,000     --              36,000         $1,391
Stephen H. Wood(5).......................  1999   $173,559     --             200,000             --
  Vice President, Chief Operating Officer
G. Matt. McCarroll(6)....................  1999   $ 94,456     --                  --             --
  Vice President, Business Development
Barry K. Burt(7).........................  1999   $148,769     --                  --             --
  Vice President, International
  Operations                               1998   $112,600     --              36,000         $7,667

---------------

(1) Mr. Ward became President and Chief Executive Officer effective February 3, 1999. In conjunction with his appointment, Mr. Ward was awarded 600,000 stock options.

(2) Mr. Lenig resigned as President and Chief Executive Officer effective January 27, 1999.

(3) In connection with the separation agreement between Mr. Lenig and the Company, Mr. Lenig retained 80,000 of the 340,000 stock options previously granted to him.

(4) Mr. Keirnan was Assistant to the President through June 1999 when he became Chief Financial Officer. Mr. Keirnan has resigned effective March 31, 2000.

(5) Mr. Wood became Vice President and Chief Operating Officer effective February 24, 1999. In conjunction with his appointment, Mr. Wood was awarded 200,000 stock options.

(6) Mr. McCarroll became Vice President -- Business Development in July 1999.

(7) Mr. Burt resigned effective July 29, 1999.

     The following table sets forth additional information with respect to stock options granted in 1999 under the Company's Incentive Plan to the Named Executive Officers.

                             OPTION GRANTS IN 1999

                                     INDIVIDUAL GRANTS
                            ------------------------------------                     POTENTIAL REALIZABLE VALUE AT
                                       % OF TOTAL                                    ASSUMED ANNUAL RATES OF STOCK
                                        OPTIONS                                      PRICE APPRECIATION FOR OPTION
                                       GRANTED TO    EXERCISE OR                                  TERM
                            OPTIONS   EMPLOYEES IN   BASE PRICE                      ------------------------------
NAME                        GRANTED   FISCAL YEAR      ($/SH)      EXPIRATION DATE       5%                10%
----                        -------   ------------   -----------   ---------------   -----------      -------------
Richard H. Ward...........  600,000         75%         4.25         2/3/2009         $977,000         $1,556,000
Stephen H. Wood...........  200,000         25%         4.25        2/24/2009         $326,000         $  519,000

     The following table sets forth information with respect to the unexercised options to purchase shares of common stock which were granted in 1999 or a prior year under the Company's 1997 Equity and Performance Incentive Plan to the Named Executive Officers and held by them at December 31, 1999. None of the Named Executive Officers exercised any stock options during 1999.

                      AGGREGATED OPTION EXERCISES IN 1999
                        AND 1999 YEAR-END OPTION VALUES

                                                                                 VALUE OF UNEXERCISED
                                                   NUMBER OF UNEXERCISED          IN-THE-MONEY OPTION
                                                    OPTIONS AT YEAR-END             AT YEAR-END(1)
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
Richard H. Ward...............................        --         600,000         $ --           $ --
Stephen H. Wood...............................        --         200,000           --             --
Larry E. Lenig, Jr............................    80,000              --           --             --
Michael P. Keirnan............................    24,000      12,000....           --             --

---------------

(1) There is no trading market for the Common Stock.

EMPLOYMENT AGREEMENTS

     On January 27, 1999, the Company entered into a Separation Agreement and Release (the "Separation Agreement") with Larry E. Lenig, Jr. in connection with his resignation as the Company's President and Chief Executive Officer. Under the terms of the Separation Agreement, Mr. Lenig will receive $15,000 per month, plus health benefits, from March 1999 through December 2001, and $7,500 per month, plus health benefits, from January 2002 through December 2003. Mr. Lenig also received a bonus of $180,000, which was earned pursuant to his employment agreement with the Company based upon the Company's 1998 results, and was allowed to retain one-third (80,000) of the stock options awarded to him under the 1997 Equity and Performance Incentive Plan. The stock options retained by Mr. Lenig are exercisable until February 28, 2002. Mr. Lenig agreed that, for a five-year period, he would not (i) compete with the Company, (ii) contact the Company's customers or (iii) solicit any of the Company's employees to leave the Company. The Separation Agreement replaced and superseded the Restated and Amended Employment Agreement between the Company and Mr. Lenig dated October 1, 1997.

     Effective February 3, 1999, the Company entered into an employment agreement with Richard H. Ward, pursuant to which Mr. Ward agreed to serve as President and Chief Executive Officer of the Company. Mr. Ward's employment agreement has an initial term through February 3, 2002, and provides for an annual base salary of $225,000. In the event Mr. Ward is terminated without "cause" (as defined in his employment agreement), the Company must make base salary payments for the remainder of the term of his agreement. In the event the Company terminates Mr. Ward's employment because the Board of Directors reasonably determines that Mr. Ward has failed to perform his obligations under his employment agreement in a manner consistent with the Board's expectations, the Company must make payments of 50% of the base salary for the remainder of the term of his agreement. Mr. Ward also agreed not to compete against the Company throughout the term of his employment and for two years thereafter, and not to disclose any confidential information during and after the term of his employment.

     Effective February 24, 1999, the Company entered into an employment agreement with Stephen H. Wood, pursuant to which Mr. Wood agreed to serve as Chief Operating Officer of the Company. Mr. Wood's employment agreement has an initial term through February 24, 2002, and provides for an annual base salary of $200,000. In the event Mr. Wood is terminated without "cause" (as defined in his employment agreement), the Company must make payments of 50% of the base salary for the remainder of the term of his agreement. Mr. Wood also agreed not to compete against the Company throughout the term of his employment and for two years thereafter, and not to disclose any confidential information during and after the term of his employment.

     Effective February 7, 2000, the Company entered into an employment agreement with Thomas L. Easley, pursuant to which Mr. Easley agreed to serve as Executive Vice President -- Finance & Administration of the Company. Mr. Easley's employment agreement has an initial term through February 7, 2002, and provides for an annual base salary of $225,000. Mr. Easley also agreed not to compete against the Company throughout the term of his employment and for two years thereafter, and not to disclose any confidential information during and after the term of his employment.

1997 EQUITY AND PERFORMANCE INCENTIVE PLAN

     The 1997 Equity and Performance Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors and approved by Grant's stockholders in December 1997. The Incentive Plan was amended on three occasions to increase the numbers of shares reserved for issuance, which presently is 2,250,000 shares. The Incentive Plan provides for the grant to officers (including officers who are also directors), employees, consultants and non-employee directors of Grant and its subsidiaries. These individuals may be granted awards of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, non-statutory stock options, stock appreciation rights and restricted shares and deferred shares of Grant common stock.

     The Board of Directors, or a committee of the Board of Directors consisting of at least two non-employee directors, is required to administer the Incentive Plan. The Board of Directors currently administers the plan and decides to whom awards may be granted, the type of award to be granted and determine, as applicable, the number of shares to be subject to each award, the exercise price and the vesting. In making such determinations, the Board of Directors will take into account the employee's present and potential contributions to our success and other relevant factors. As of December 31, 1999, the Board of Directors had granted outstanding awards covering 1,766,400 shares. Options covering 800,000 shares awarded to Richard H. Ward and Stephen H. Wood have an average exercise price of $4.25 and vest annually in equal one-third increments beginning on February 1, 2000. All other options awarded have an average exercise price of $5.76 per share, with a range of $4.75 to $6.84 per share. These options vest annually in one-third increments, the first third having vested on December 31, 1998. In addition, as of March 24, 2000, a total of 57,000 restricted shares were granted to non-employee directors, with 54,000 of such shares being unrestricted, subject to the satisfaction of conditions set forth under the Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock at March 24, 2000 by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of the Common Stock, (ii) each director and executive officer and (iii) all executive officers and directors as a group, including persons deemed to share voting and investment power.

                                                                AMOUNT
                                                                 AND       PERCENT
                                                              NATURE OF      OF
                                                              BENEFICIAL   COMMON
NAME OF BENEFICIAL OWNER                                      OWNERSHIP     STOCK
------------------------                                      ----------   -------
Elliott Associates, L.P.(1).................................  6,154,667     42.3%
Westgate International, L.P.(2).............................  6,154,666     42.3%
Donald W. Wilson(3).........................................     42,333
Richard H. Ward(3)..........................................    200,000      1.4%
Thomas L. Easley............................................         --        *
Steven H. Wood(3)...........................................     66,666        *
Michael P. Keirnan(3).......................................     24,000        *
James R. Brock..............................................      9,000        *
J. Kelly Elliott............................................      9,000        *
Michael R. Latina...........................................      3,000        *
Jonathan D. Pollock.........................................      9,000        *
Donald G. Russell...........................................      9,000        *
All executive officers and directors as a group (10
  persons)..................................................    371,999      2.6%

---------------

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

(3) Includes stock options covering the following number of shares that are exercisable by May 23, 2000: Mr. Ward 200,000, Mr. Wood 66,666, Mr. Wilson 33,333, and Mr. Keirnan 24,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On May 11, 1999, the Company entered into a loan and security agreement with Foothill and Elliott. Under the terms of that agreement, the Company may borrow up to $6 million through a revolving credit facility and up to $19 million through two term loans. The Company must pay interest on any such borrowing at annual rate equal to the prime rate plus 1 1/2%. Proceeds from the loans made under this loan agreement were used to repay all the Company's $14.8 million outstanding indebtedness to Elliott under a previous credit facility and to provide additional liquidity and working capital to support operations. On August 12, 1999, the loan agreement was amended to modify components of the Company's earnings calculations under the agreement and to allow interest payments on portions subordinated indebtedness of the Company purchased by Elliott. On September 23, 1999, the loan agreement was amended to increase the maximum principal amount of indebtedness under the Foothill term loan to $11.67 million and to revise the repayment schedule of that loan. On February 14, 2000, the credit facility was further increased to $29 million by increasing commitments under the revolving facility to $10 million and increasing the term loan back to the original outstanding balance of $11.5 million.

     Between August 16, 1999 and January 5, 2000 the Company issued a total of 149,000 shares of Exchangeable Preferred Stock to Elliott at a price of $100 per share. The proceeds from the sale of the Exchangeable Preferred Stock totaled an aggregate of $14,900,000 and were used to provide the Company with additional working capital. Additionally, the Company issued 677 shares, 2,252 shares and 1,265 shares of Exchangeable Preferred Stock to Elliott as of October 1, 1999, January 1, 2000 and February 7, 2000, respectively, as dividends on the Company's Exchangeable Preferred Stock payable on those dates.

     On January 19, 2000, pursuant to a registration statement originally filed on October 28, 1999 and declared effective on January 12, 2000, $56,320,000 of Senior Notes held by Elliott and Westgate, together with $2,364,000 of accrued and unpaid interest thereon, were exchanged for 389,722 shares of Convertible Preferred Stock.

     On February 7, 2000, the Company exchanged all the outstanding Exchangeable Preferred Stock owned by Elliott, 153,194 shares, for an equal number of shares of Convertible Preferred Stock having a liquidation preference of $100 per share.

     During 1999, the Company performed data acquisition and processing services for an affiliated oil and gas exploration and production company. Further, this affiliated company has participated as an underwriter in one of the Company's multi-client data library programs. Revenues for these services were approximately $4,090,000 for 1999 and related accounts receivables outstanding at December 31, 1999 was $1,600,000. Management of the Company believes such operations were conducted under terms and conditions comparable to third-party customers.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

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

     None.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report or proxy statement covering the Company's last fiscal year has been or will be circulated to security holders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2000.

                                            GRANT GEOPHYSICAL, INC.

                                            By:     /s/ RICHARD H. WARD
                                              ----------------------------------
                                                       Richard H. Ward
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March 2000.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                 /s/ RICHARD H. WARD                     President, Chief Executive Officer and
-----------------------------------------------------      Director (Principal Executive Officer)
                   Richard H. Ward

                /s/ THOMAS L. EASLEY                     Executive Vice President -- Finance &
-----------------------------------------------------      Administration and Secretary (Chief
                  Thomas L. Easley                         Financial Officer)

                 /s/ JOHN S. SUTJAK                      Controller (Principal Accounting Officer)
-----------------------------------------------------
                   John S. Sutjak

                /s/ DONALD W. WILSON                     Chairman of the Board and Director
-----------------------------------------------------
                  Donald W. Wilson

                 /s/ JAMES R. BROCK                      Director
-----------------------------------------------------
                   James R. Brock

                /s/ J. KELLY ELLIOTT                     Director
-----------------------------------------------------
                  J. Kelly Elliott

                /s/ MICHAEL R. LATINA                    Director
-----------------------------------------------------
                  Michael R. Latina

               /s/ JONATHAN D. POLLOCK                   Director
-----------------------------------------------------
                 Jonathan D. Pollock

                /s/ DONALD G. RUSSELL                    Director
-----------------------------------------------------
                  Donald G. Russell

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
GRANT GEOPHYSICAL, INC. AND GGI LIQUIDATING CORPORATION
Report of Independent Accountants:
  Grant Geophysical, Inc. ..................................   F-1
Independent Auditors' Report:
  Grant Geophysical, Inc....................................   F-2
  GGI Liquidating Corporation...............................   F-3
Consolidated Balance Sheets:
  Grant Geophysical, Inc. as of December 31, 1998 and
     1999...................................................   F-4
Consolidated Statements of Operations:
  GGI Liquidating Corporation for the nine-month period
     ended September 30, 1997...............................   F-5
  Grant Geophysical, Inc. for the three-month period ended
     December 31, 1997 and the years ended December 31, 1998
     and 1999...............................................   F-5
Consolidated Statements of Stockholders' Equity (Deficit):
  Grant Geophysical, Inc. for the three-month period ended
     December 31, 1997 and the years ended December 31, 1998
     and 1999...............................................   F-6
Consolidated Statements of Cash Flows:
  GGI Liquidating Corporation for the nine-month period
     ended September 30, 1997...............................   F-8
  Grant Geophysical, Inc. for the three-month period ended
     December 31, 1997 and for the years ended December 31,
     1998 and 1999..........................................   F-8
Notes to Consolidated Financial Statements..................   F-9
Supplementary Financial Information.........................  F-35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Grant Geophysical, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Grant Geophysical, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 29, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Grant Geophysical, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Grant Geophysical, Inc. and subsidiaries for the three month period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the results of operations and cash flows of Grant Geophysical, Inc. and subsidiaries, for the three month period ended December 31, 1997 in conformity with generally accepted accounting principles.

KPMG LLP

Houston, Texas
March 18, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
GGI Liquidating Corporation

     We have audited the accompanying consolidated statements of operations and cash flows of GGI Liquidating Corporation and subsidiaries for the nine month period ended September 30, 1997. These consolidated financial statements are the responsibility of GGI Liquidating Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GGI Liquidating Corporation and subsidiaries for the nine month period ended September 30, 1997, in conformity with generally accepted accounting principles.

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

KPMG LLP

Houston, Texas
December 22, 1997

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                             PRO FORMA
                                                                                            (UNAUDITED)
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999           1999
                                                              ------------   ------------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................    $  7,921       $  2,703       $  2,703
  Restricted cash...........................................         106             17             17
  Accounts receivable:
    Trade (net of allowance for doubtful accounts of $86 and
      $352 at December 31, 1998 and 1999, respectively......      25,918         18,345         18,345
    Other...................................................       1,663            736            736
  Inventories...............................................         512            446            446
  Prepaids..................................................       4,639          4,392          3,961
  Work in process...........................................       4,062          1,570          1,570
                                                                --------       --------       --------
        Total current assets................................      44,821         28,209         27,778
Property, plant and equipment:
  Land......................................................         411            422            422
  Buildings and improvements................................       1,932          1,989          1,989
  Plant facilities and store fixtures.......................       1,142          1,438          1,438
  Machinery and equipment...................................      89,779         91,807         91,807
                                                                --------       --------       --------
        Total property, plant and equipment.................      93,264         95,656         95,656
  Less accumulated depreciation.............................      27,359         42,136         42,136
                                                                --------       --------       --------
        Net property, plant and equipment...................      65,905         53,520         53,520
Multi-client data library, net..............................      10,899         27,430         27,430
Goodwill, net...............................................      36,592         35,387         35,387
Other assets................................................       8,224          5,450          3,289
                                                                --------       --------       --------
        Total assets........................................    $166,441       $149,996       $147,404
                                                                ========       ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, current portion of long-term debt and
    capital lease obligations...............................    $  2,522       $  8,247       $  8,247
  Accounts payable..........................................      15,316         12,876         12,876
  Accrued expenses..........................................       6,621          6,928          6,928
  Accrued interest..........................................       3,798          3,832          1,758
  Foreign income taxes payable..............................       2,191          1,255          1,255
                                                                --------       --------       --------
        Total current liabilities...........................      30,448         33,138         31,064
Revolving line of credit -- affiliate.......................       8,000          7,500          7,500
Long-term debt and capital lease obligations................     102,817        112,209         56,249
Unearned revenue............................................       2,115          2,167          2,167
Other liabilities and deferred credits......................       1,059          2,342          2,342
Commitment and contingencies (Note 13)......................          --             --             --
Stockholders' Equity:
Preferred stock, $.001 par value. Authorized 1,000,000
  shares.
  8% convertible preferred series, liquidation value $100
    per share; issued and outstanding -0- and -0-shares at
    December 31, 1998 and 1999 (538,754 pro forma shares
    issued and outstanding at December 31, 1999)............          --             --         53,875
  8% exchangeable preferred series, liquidation value $100
    per share; issued and outstanding -0- and 149,677 shares
    at December 31, 1998 and 1999 (-0- pro forma shares
    issued and outstanding at December 31, 1999)............          --         14,968             --
Common stock, $.001 par value. Authorized 25,000,000 shares;
  issued and outstanding 14,426,055 shares at December 31,
  1998. Authorized 50,000,000 shares; issued and outstanding
  14,544,055 shares at December 31, 1999....................          14             15             15
Additional paid-in capital..................................      41,727         42,111         58,871
Accumulated deficit.........................................     (17,253)       (63,074)       (63,299)
Accumulated other comprehensive loss........................      (2,486)        (1,380)        (1,380)
                                                                --------       --------       --------
        Total stockholders' equity..........................      22,002         (7,360)        48,082
                                                                --------       --------       --------
        Total liabilities and stockholders' equity..........    $166,441       $149,996       $147,404
                                                                ========       ========       ========

          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                     GGI                        GRANT
                                                -------------   --------------------------------------
                                                 NINE MONTHS    THREE MONTHS
                                                    ENDED          ENDED       YEAR ENDED DECEMBER 31,
                                                SEPTEMBER 30,   DECEMBER 31,   -----------------------
                                                    1997            1997          1998         1999
                                                -------------   ------------   ----------   ----------
Revenues......................................     $92,705        $37,868       $175,512     $ 66,047
Expenses:
  Direct operating expenses...................      71,006         28,431        127,439       54,456
  Selling, general and administrative
     expenses.................................       6,473          3,507         14,156       13,529
  Depreciation and amortization...............       8,432          4,594         23,809       26,147
  Charge for asset impairment.................          --          6,369          3,762        5,028
                                                   -------        -------       --------     --------
          Total costs and expenses............      85,911         42,901        169,166       99,160
                                                   -------        -------       --------     --------
          Operating income (loss).............       6,794         (5,033)         6,346      (33,113)
Other income (expense):
  Interest expense............................      (4,037)        (1,431)       (10,380)     (12,572)
  Reorganization costs........................      (3,543)            --             --           --
  Interest income.............................         279             69          1,080          566
  Other.......................................       2,266         (1,262)          (820)         602
                                                   -------        -------       --------     --------
          Total other expense.................      (5,035)        (2,624)       (10,120)     (11,404)
                                                   -------        -------       --------     --------
          Income (loss) before taxes and
            minority interest.................       1,759         (7,657)        (3,774)     (44,517)
Income tax expense............................      (2,184)          (856)        (3,924)      (1,236)
                                                   -------        -------       --------     --------
          Loss before minority interest.......        (425)        (8,513)        (7,698)     (45,753)
Minority interest.............................          --          2,847             --           --
                                                   -------        -------       --------     --------
          Net loss............................        (425)        (5,666)        (7,698)     (45,753)
Preferred dividends...........................          --           (477)          (440)        (296)
                                                   -------        -------       --------     --------
          Net loss applicable to common
            stock.............................     $  (425)       $(6,143)      $ (8,138)    $(46,049)
                                                   =======        =======       ========     ========
LOSS PER COMMON SHARE -- BASIC AND DILUTED:
Net loss......................................                    $ (1.18)      $   (.54)    $  (3.16)
Dividend requirement on pay-in-kind preferred
  stock.......................................                       (.10)          (.03)        (.02)
                                                                  -------       --------     --------
Net loss per common share.....................                    $ (1.28)      $   (.57)    $  (3.18)
                                                                  =======       ========     ========

          See accompanying notes to consolidated financial statements

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                       GRANT
                                  -------------------------------------------------------------------------------
                                  CUMULATIVE                                         ACCUMULATED
                                  PAY-IN-KIND            ADDITIONAL                     OTHER           TOTAL
                                   PREFERRED    COMMON    PAID-IN     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                     STOCK      STOCK     CAPITAL       DEFICIT         LOSS           EQUITY
                                  -----------   ------   ----------   -----------   -------------   -------------
Balances at September 30,
  1997..........................    $    --      $--      $    --       $    --         $  --          $    --
  Net loss......................         --       --           --        (5,666)           --           (5,666)
  Common stock, one share
     issued.....................         --       --           --            --            --               --
  Cumulative preferred stock
     issued.....................     19,571       --           --            --            --           19,571
  Effective issuance of
     4,590,055 shares of common
     stock for majority
     investment in Solid
     State......................         --        5        7,195            --            --            7,200
  "As if" pooling effect of
     Solid State................         --       --           --        (2,952)           --           (2,952)
  Common stock, one share
     issued.....................         --       --           --            --            --               --
  Issuance of 62,500 shares of
     common stock for principal
     shareholders' exchange of
     warrants in Solid State....         --       --          144            --            --              144
  Issuance of 9,499,998 shares
     to principal stockholders
     in accordance with the
     Plan.......................         --        9       33,939            --            --           33,948
  Conversion of 9,571 preferred
     shares to Subordinated
     Note.......................     (9,571)      --           --            --            --           (9,571)
  Payment of preferred stock
     dividend...................         --       --           --          (215)           --             (215)
  Translation adjustment........         --       --           --            --          (467)            (467)
                                    -------      ---      -------       -------         -----          -------
Balances at December 31, 1997...    $10,000      $14      $41,278       $(8,833)        $(467)         $41,992
                                    =======      ===      =======       =======         =====          =======

          See accompanying notes to consolidated financial statements

                                                                       Continued

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                       GRANT
                                  -------------------------------------------------------------------------------
                                  CUMULATIVE                                         ACCUMULATED
                                  PAY-IN-KIND            ADDITIONAL                     OTHER           TOTAL
                                   PREFERRED    COMMON    PAID-IN     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                     STOCK      STOCK     CAPITAL       DEFICIT         LOSS           EQUITY
                                  -----------   ------   ----------   -----------   -------------   -------------
Balances at December 31, 1997...   $ 10,000      $14      $41,278      $ (8,833)       $  (467)       $ 41,992
  Net loss......................         --       --           --        (7,698)            --          (7,698)
  Redemption of cumulative
     pay-in-kind preferred
     stock......................    (10,000)      --           --            --             --         (10,000)
  Issuance of 237,500 shares of
     common stock to principal
     shareholders in
     satisfaction of the
     Registration Rights
     Agreement..................         --       --           --            --             --              --
  Payment of dividends..........         --       --           --          (722)            --            (722)
  Stock issue costs for
     registration rights........         --       --         (336)           --             --            (336)
  Issuance of 36,000 shares of
     common stock to
     non-employee directors.....         --       --          150            --             --             150
  Non-cash litigation costs.....         --       --          635            --             --             635
  Translation adjustments.......         --       --           --            --         (2,019)         (2,019)
                                   --------      ---      -------      --------        -------        --------
Balances at December 31, 1998...   $     --      $14      $41,727      $(17,253)       $(2,486)       $ 22,002
  Net loss......................         --       --           --       (45,753)            --         (45,753)
  Issuance of 149,677 shares of
     preferred stock............     14,968       --           --            --             --          14,968
  Payment of dividends..........         --       --           --           (68)            --             (68)
  Issuance of 18,000 shares of
     common stock to
     non-employee directors.....         --       --           84            --             --              84
  Issuance of 100,000 shares of
     common stock...............         --        1          300            --             --             301
  Translation adjustment........         --       --           --            --          1,106           1,106
                                   --------      ---      -------      --------        -------        --------
Balances at December 31, 1999...   $ 14,968      $15      $42,111      $(63,074)       $(1,380)       $ (7,360)
                                   ========      ===      =======      ========        =======        ========

          See accompanying notes to consolidated financial statements

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   GGI                      GRANT
                                                              -------------   ----------------------------------
                                                               NINE MONTHS    THREE MONTHS       YEAR ENDED
                                                                  ENDED          ENDED          DECEMBER 31,
                                                              SEPTEMBER 30,   DECEMBER 31,   -------------------
                                                                  1997            1997         1998       1999
                                                              -------------   ------------   --------   --------
Cash flows from operating activities:
  Net loss..................................................    $   (425)       $ (5,666)    $ (7,698)  $(45,753)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Charge for asset impairment.............................          --           6,369        3,762      5,028
    Provision for doubtful accounts.........................          --              --          194        765
    Depreciation and amortization expense...................       8,432           4,594       22,286     22,865
    Amortization of multi-client data library...............          --              --        1,523      3,282
    (Gain) loss on the sale of fixed assets.................          39             132         (189)       176
    Exchange loss (gain)....................................          98             (77)         485       (351)
    Non-cash litigation costs...............................          --              --          635         --
    Minority interest in net loss...........................          --          (2,847)          --         --
    Other non-cash items....................................         225             303           68        163
  Changes in assets and liabilities:
    Accounts receivable.....................................       2,375             694        3,046      7,735
    Inventories.............................................         (27)             --           18         66
    Prepaids................................................        (538)         (1,220)         737        247
    Work-in-process.........................................        (268)         (1,101)      (1,283)     2,492
    Other assets............................................      (1,031)            983         (414)     2,785
    Accounts payable........................................       3,143          (1,237)      (1,149)    (2,440)
    Accrued expenses........................................         830           1,759          331      1,564
    Foreign income taxes payable............................       1,767             487         (616)      (936)
    Other liabilities and deferred credits..................      (2,320)          2,213       (4,398)     1,335
  Change in pre-petition liabilities subject to Chapter 11
    case:
    Accounts payable........................................      (2,226)             --           --         --
    Accrued expenses........................................      (1,732)             --           --         --
    Foreign income tax payable..............................        (194)             --           --         --
    Other liabilities and deferred costs....................      (3,622)             --           --         --
                                                                --------        --------     --------   --------
    Net cash provided by (used in) operating activities.....       4,526           5,386       17,338       (977)
Cash flows from investing activities:
  Capital expenditures......................................      (6,751)         (3,994)     (20,666)    (7,196)
  Multi-client data.........................................          --              --      (10,023)   (24,732)
  Proceeds from the sale of assets..........................          20             182          634        344
  Acquisition of the minority interest in Solid State.......          --         (15,903)          --         --
  Acquisition of Interactive Seismic Imaging................          --              --       (2,988)        --
  Restricted cash...........................................          --              --          215         89
                                                                --------        --------     --------   --------
        Net cash used in investing activities...............      (6,731)        (19,715)     (32,828)   (31,495)
Cash flows from financing activities:
  Debt issue costs..........................................          --              --       (4,629)       (11)
  Common stock issue costs..................................          --              --         (336)        --
  Issuance of common stock..................................          --              --          150         --
  Redemption of preferred stock.............................          --              --      (10,000)        --
  Dividends paid............................................          --              --         (722)       (68)
  Borrowings made during the period.........................       4,207          31,270      119,335     64,095
  Repayment on borrowings during the period.................      (1,838)        (15,363)     (86,977)   (51,821)
  Proceeds from the issuance of preferred stock.............          --              --           --     14,968
  Proceeds from the issuance of common stock................          --          33,948           --         --
  Repayment of debt due to GGI..............................          --         (34,783)          --         --
  Pre-petition liabilities subject to Chapter 11 case:
    Borrowings under credit facility........................      49,385              --           --         --
    Repayment on borrowings.................................     (50,465)             --           --         --
                                                                --------        --------     --------   --------
    Net cash provided by financing activities...............       1,289          15,072       16,821     27,163
Effect of exchange rate changes on cash.....................        (238)            160         (503)        91
                                                                --------        --------     --------   --------
  Net increase (decrease) in cash and cash equivalents......      (1,154)            903          828     (5,218)
Cash and cash equivalents at beginning of period............       6,772           6,190        7,093      7,921
                                                                --------        --------     --------   --------
Cash and cash equivalents at end of period..................    $  5,618        $  7,093     $  7,921   $  2,703
                                                                ========        ========     ========   ========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES. SEE NOTE
                                      18.

          See accompanying notes to consolidated financial statements

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1998, AND 1999

(1) BASIS OF PRESENTATION

     Grant Geophysical, Inc., a Delaware corporation (together with its subsidiaries, "Grant," or the "Company"), is a leading provider of seismic data acquisition services in land and transition zone environments in selected markets, including the United States and Canada. Grant also provides seismic data acquisition services in Latin America, the Middle East and the Far East. Through its predecessors, including GGI Liquidating Corporation ("GGI"), and its acquired subsidiary, Solid State Geophysical, Inc. ("Solid State"), together with their respective subsidiaries, the Company has participated in the seismic data acquisition services business in the United States, Canada, Latin America, the Far East, Middle East, and Africa.

     Effective September 30, 1997 ("the Effective Date"), in connection with the plan of reorganization (the "Plan"), Grant Geophysical, Inc. ("Grant"), which was formerly known as Grant Acquisition Corporation, acquired substantially all of the assets and assumed certain liabilities of GGI Liquidating Corporation ("GGI"), which was formerly known as Grant Geophysical, Inc. Elliott Associates L.P. ("Elliott") and Westgate International, L.P. ("Westgate") (collectively known as the "Principal Stockholders") owned 85.4% and 84.6% of the issued and outstanding common stock of Grant at December 31, 1998 and 1999. Westgate owned all of the preferred stock that was outstanding in 1998. This preferred stock was redeemed on June 5, 1998 and all authorized shares have been canceled. Elliott owned all of the outstanding shares of the 8% Exchangeable Preferred Stock at December 31, 1999. The general partners of Elliott are Paul E. Singer and Braxton Associates, L.P. The general partner of Westgate is Hambledon, Inc., a corporation controlled by Braxton Associates, L.P.. Elliott and Westgate are each managed by Stonington Management Corporation, a corporation controlled by Mr. Singer. For financial statement purposes, the purchase of GGI's assets by Grant was accounted for as a purchase acquisition. The purchase price was allocated between the fair value of the GGI assets purchased and liabilities assumed, and Grant recorded goodwill of approximately $21.3 million. The effects of the acquisition are reflected in Grant's assets and liabilities as of the effective date.

     The acquisition of Solid State Geophysical, Inc. ("Solid State") by Grant during the fourth quarter of 1997 occurred in two parts: the acquisition of the majority interest and the acquisition of the minority interest. As of September 30, 1997 the Principal Stockholders owned a controlling interest in both Solid State (approximately 64%) and Grant (100%). As such, at that date, the Principal Stockholders were deemed to have transferred their ownership in Solid State to Grant. The acquisition of the majority interest in Solid State was accounted for as an exchange of ownership interests between entities under common control, and the assets and liabilities of Solid State were transferred to Grant's Financial Statements at historical cost in a manner similar to a pooling-of-interests. The acquisition of the unaffiliated minority interest began in November 1997 when Grant initiated a tender offer (the "Tender Offer") for all the outstanding common shares of Solid State not held by Grant. In connection with the Tender Offer, the Principal Stockholders transferred their ownership of Solid State to Grant and agreed to loan Grant $15.8 million to pay for the shares tendered in the Tender Offer. The Tender Offer expired on December 19, 1997 and the acquisition was completed on December 23, 1997, after which Solid State became a wholly owned subsidiary of Grant. The acquisition of the unaffiliated minority interest in Solid State was accounted for as a purchase, resulting in approximately $15.3 million in goodwill.

     As a result of the aforementioned transactions, Grant's consolidated balance sheet as of December 31, 1998 and December 31, 1999 and statement of operations and cash flows for the three months ended December 31, 1997 and the years ended December 31, 1998 and 1999 are presented using Grant's new basis of

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

accounting, while the consolidated statements of operations and cash flows for the nine months ended September 30, 1997 are presented using GGI's historical cost basis of accounting.

     Grant purchased, effective July 1, 1998, all of the outstanding partnership interests in Interactive Seismic Imaging ("ISI"), a seismic data processing company, for $3.6 million in cash. Grant had been a 10% owner of ISI since its formation in 1994, and subsequent to the July 1 acquisition, Grant integrated the ISI operation into its domestic operational entity. The following working capital items were acquired in the purchase: cash and cash equivalents -- $628,000; accounts receivable -- $364,000; accounts payable -- $43,000; and accrued expenses -- $36,000.

     Presented below is the unaudited pro forma effect of the combination of Solid State and Grant. Pro forma adjustments have been made to record the consummation of the Plan and certain related transactions, the issuance of a subordinated note in exchange for 9,571 shares of Grant preferred stock, the Solid State acquisition, (which includes the transfer of shares of Solid State stock to Grant by the Principal Stockholders), and the acquisition of the unaffiliated minority interest of Solid State, which was accounted for as a purchase. The unaudited pro forma information gives effect to the aforementioned transactions as if they were completed as of January 1, 1997.

                                                      FOR THE YEAR ENDED
                                                      DECEMBER 31, 1997
                                                    ----------------------
                                                        (IN THOUSANDS,
                                                    EXCEPT PER SHARE DATA)
Revenues.........................................          $173,865
                                                           ========
Net loss.........................................          $ (8,522)
                                                           ========
Net loss applicable to common stock..............          $ (9,572)
                                                           ========
Loss per share -- basic and diluted..............          $  (0.67)
                                                           ========

     On December 6, 1996 (the "Petition Date"), GGI filed for protection under the United States Bankruptcy Code and began its reorganization under the supervision of the Bankruptcy Court. The reorganization was precipitated by several factors, including overly rapid and under-financed expansion in the United States and Latin American markets, costs related to the development of a proprietary data recording system and poor operational results in the United States and certain international markets. These factors impaired GGI's ability to service its indebtedness, finance its existing capital expenditure requirements and meet its working capital needs. In addition, GGI was unable to raise additional equity, causing a disproportionate reliance on debt financing and equipment leasing. In connection with the reorganization, GGI replaced its senior management, disposed of unprofitable operations and developed the Plan, which was consummated on September 30, 1997 (the "Effective Date") with the purchase by Grant of substantially all of the assets and the assumption of certain liabilities of GGI. GGI is currently in liquidation and will distribute all of its assets pursuant to the Plan. Upon the completion of its asset distribution, GGI will dissolve and cease to exist.

     Grant is a holding company with no independent operations other than its investments in its subsidiaries. Grant Geophysical Corp., Grant Geophysical do Brasil Ltda., Grant Geophysical (Int'l), Inc., P.T. Grant Geophysical Indonesia, Recuros Energeticos Ltda., Advanced Seismic Technology, Inc., Solid State Geophysical Inc., Solid State Internacional Ingenieria C.A., Solid State Geophysical Corp., and SSGI Acquisition Corp. (the "Subsidiary Guarantors") represent all of the indirect and direct wholly owned subsidiaries of Grant. Grant conducts all of its operations through its subsidiaries. The Senior Notes (see Note 7) are fully, unconditionally, jointly and severally guaranteed by the Subsidiary Guarantors. Management has determined that information presented by separate financial statements of the Subsidiary Guarantors is not material to investors.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Going Concern Considerations -- GGI

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

  Minority Interest

     The minority interest reflected in the Consolidated Statements of Operations was computed based on the minority ownership percentage in Solid State outstanding through December 23, 1997, the date of Grant's acquisition of the remaining minority interest in Solid State.

  Revenues

     Revenue from non-cancelable exclusive and non-exclusive seismic surveys is recognized in accordance with the percentage of completion method of accounting based upon costs incurred as a percentage of total estimated costs. Revenue from cancelable exclusive seismic surveys is recognized as data are acquired and become chargeable to the customer. Anticipated losses on survey contracts are recognized when such losses are determinable.

     Revenue from the licensing of multi-client data surveys is recognized when the Company obtains a non-cancelable commitment from the customer.

     Revenue from the Company's data processing services is recognized as the services are performed.

  Cash and Cash Equivalents

     For purposes of the consolidated statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Such investments totaled $2,880,000 and $351,000 at December 31, 1998 and 1999, respectively.

  Restricted Cash

     At December 31, 1998 and 1999, restricted cash included certificates of deposit totaling $106,000 and $17,000, respectively, which were pledged as collateral for letters of credit.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Allowance for Doubtful Accounts

     A reconciliation of the allowance for doubtful accounts for GGI and Grant is provided below (in thousands).

                                             GGI                          GRANT
                                        -------------   ------------------------------------------
                                         NINE MONTH     THREE MONTHS
                                            ENDED          ENDED        YEAR ENDED     YEAR ENDED
                                        SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            1997            1997           1998           1999
                                        -------------   ------------   ------------   ------------
Balance at beginning of period........     $ 5,711          $ 52           $158          $  86
Charged to costs and expenses.........          --           106            292            765
Amounts written off...................      (5,659)           --           (364)          (499)
                                           -------          ----           ----          -----
Balance at end of period..............     $    52          $158           $ 86          $ 352
                                           =======          ====           ====          =====

  Inventories

     Inventories, which consist primarily of miscellaneous supplies, are stated at the lower of cost or market. Cost is determined using the specific identification method.

  Work in Process

     Expenses related to the work in progress of seismic crews are deferred and recognized over the performance of the contract.

  Mobilization Cost

     Transportation and other expenses incurred prior to commencement of geophysical operations in an area, that would not have been incurred otherwise, are deferred and amortized over the lesser of the term of the related contract or backlog of contracts in that area or one year.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of future minimum lease payments at the inception of the lease.

     Depreciation is provided principally by the straight-line method over the estimated useful lives of the various classes of assets as follows:

                                                              YEARS
                                                              -----
Buildings and improvements..................................  5-20
Data processing equipment...................................   3-5
Plant facilities and store fixtures.........................  5-10
Seismic exploration and transportation equipment............  3-10

     Plant and equipment held under capital leases are amortized by the straight-line method over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance and repairs are charged to operations. Betterments and major renewals are capitalized. Amortization of assets recorded under capital leases is included with depreciation and amortization expense.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Multi-Client Data Library

     The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve-month period beginning at the completion of the acquisition and processing of each multi-client survey, costs are amortized based on revenues from such survey as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years. Amortization expense associated with the Company's multi-client data library was $1.5 million and $3.3 million for the years ended December 31, 1998 and 1999, respectively. As of December 31, 1998 and 1999, accumulated amortization related to the Company's multi-client data library was $1.5 million and $4.8 million, respectively.

     On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey or group of surveys are less than the carrying value of such survey or group of surveys (see Note 3).

  Asset Impairment

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets and certain identifiable intangibles are written down to their current fair value whenever events or changes in circumstances indicate that the carrying amounts of these assets are not recoverable. These events or changes in circumstances may include but are not limited to a significant change to the extent in which an asset is used, a significant decrease in the market value of the asset, or a projection or forecast that demonstrates continuing losses associated with an asset. If an impairment is determined, the asset is written down to its current fair value and a loss is recognized (see Note 3).

  Goodwill

     Goodwill, representing the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. Accumulated amortization was approximately $1,723,000 and $3,238,000 as of December 31, 1998 and 1999, respectively. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflective of Grant's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The goodwill created in the purchase of GGI's assets and the purchase of the remaining interest in ISI is being amortized over 30 years and the goodwill created in the acquisition of Solid State's minority interest is being amortized over 20 years.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  Reorganization Costs

     Reorganization costs consisting of professional fees and similar types of expenditures directly related to GGI's Chapter 11 bankruptcy proceeding were expensed as incurred. During the nine months ended September 30, 1997, GGI incurred approximately $3,543,000 of reorganization costs.

  Foreign Exchange Gains and Losses

     The United States ("U.S.") dollar is the Company's primary functional currency in all foreign locations with the exception of its Canadian subsidiaries. Accordingly, those foreign entities (other than Canada) translate property and equipment (and related depreciation) and inventories into U.S. dollars at the exchange rate in effect at the time of their acquisition while other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. Remeasurement gains and losses are included in the determination of net income and are reflected in other income (expense) (See
Note 15). The Canadian subsidiaries use the Canadian dollar as their functional currency and translate all assets and liabilities at year-end exchange rates and operating results at average exchange rates prevailing during the year. Adjustments resulting from the translation of Canadian assets and liabilities are recorded in the accumulated other comprehensive loss account in stockholders' equity.

  Income Taxes

     Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested. The Company has not provided deferred U.S. income tax on those earnings, and it is not practicable to estimate the amount of additional tax that might be payable should these earnings be remitted or deemed remitted as dividends or if the Company should sell its stock in these foreign subsidiaries.

  Income (Loss) Per Common Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period without any dilutive effects considered. Diluted income (loss) per common share reflects dilution for all potentially dilutive securities, including warrants and convertible securities. The income (loss) is adjusted for cumulative preferred stock dividends in calculating net income (loss) attributable to the common shareholder. Earnings per share data have not been presented for GGI as this information is not meaningful.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Stock-Based Compensation

     As allowed by SFAS No. 123, "Accounting of Stock Based Compensation" the Company has elected to continue to follow the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation expense is recognized only in situations where stock compensation plans award intrinsic value to recipients at the date of grant, rather than following the fair value method of SFAS No. 123. Pro forma disclosure of the estimated effects on net income and income (loss) per common share had the fair value method prescribed by SFAS No. 123 been followed is included in Note 10.

  Segment Information

     In 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for determining the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 4).

  Reclassifications

     Certain amounts previously reported have been reclassified to conform to current year financial statement presentation.

  Current Industry Conditions

     The Company competes in a highly competitive sector of the oil and gas services industry. The Company's business depends in large part on the conditions of the oil and gas exploration and production industry sector, and specifically on capital expenditure levels of the Company's customers directed toward seismic data acquisition and processing. As a result of the decline in oil and gas prices beginning late in the third quarter of 1998 and continuing into the first quarter of 1999, the level of overall oil and gas industry activity declined significantly in 1999 from levels experienced in recent years. The Company's results of operations and cash flows, both domestically and in certain international regions, have been and will continue to be adversely affected should capital spending levels by the Company's customers continue at depressed levels and thereby reduce demand for the Company's services.

     As indicated in the accompanying Consolidated Statements of Operations, the Company sustained a significant loss in 1999. As discussed in Note 20, subsequent to December 31, 1999, the Company completed the exchange of approximately $56.3 million of long-term debt and related accrued interest of approximately $2.4 million for the Company's 8% Convertible Preferred Stock. Further, the Company's senior credit facility was modified and increased to provide additional working capital sources. Management's recent actions have also included downsizing personnel and operations to meet reduced market demand and slow down the cash drain caused by operating losses. Further cost reduction initiatives are being reviewed and capital expenditures are being examined for necessity and priority. Management believes the recent steps it has taken will allow the Company to meet its debt service requirements and provide sufficient cash flows to operate, realize its assets and discharge its liabilities in the normal course of business.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes a prolonged depression in oil and gas exploration activity will have a material adverse effect on the Company's financial position and results of operations.

(3) CHARGE FOR ASSET IMPAIRMENT

  Grant

     In the fourth quarter of 1997, certain assets of Solid State were written down to reflect their fair value in accordance with the Company's asset impairment policy. Fair market value was determined by discounting the assets' projected future cash flows. Accordingly, Grant recorded a $6,369,000 special charge for asset impairment in the fourth quarter of 1997. This charge primarily consisted of $5,869,000 relating to Solid State's multi-client data library and $500,000 relating to miscellaneous assets held by Solid State.

     In the fourth quarter of 1998, the Company wrote down certain non-productive fixed assets to fair market value in the amount of $564,000 and certain multi-client data surveys in the amount of $3.2 million

     In the third and fourth quarters of 1999, the Company wrote down certain multi-client data surveys in the amounts of $4.7 million and $302,500, respectively.

     The impairments in 1997, 1998 and 1999 were due to revised estimates of future licensing prospects for such data due to reduced interest in the area by oil and gas companies and depressed exploration activities in the oil and gas exploration and production industry sector.

(4) SEGMENT INFORMATION

     Grant has determined that its reportable segments are those based on the Company's method of internal reporting, which disaggregates its one product/service line (geophysical services) into four geographic regions: the United States, Canada, Latin America and the Far East.

     The accounting policies of the segments are the same as those described in
Note 2 - Summary of Significant Accounting Policies for Segment Information. Grant evaluates the performance of its segments and allocates resources to them based on operating income (loss). There are no intersegment revenues.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tables below present information about the Company's reported segments for the periods indicated (dollars in thousands):

  Grant

                                                                      LATIN
                                           UNITED STATES   CANADA    AMERICA   FAR EAST    TOTAL
                                           -------------   -------   -------   --------   --------
FOR THE YEAR ENDED DECEMBER 31, 1999:
  Revenues...............................    $ 32,243      $11,232   $15,057   $ 7,515    $ 66,047
  Operating Loss.........................     (19,684)      (1,999)   (6,444)   (4,986)    (33,113)
  Depreciation and Amortization..........      16,502        3,763     2,677     3,205      26,147
FOR THE YEAR ENDED DECEMBER 31, 1998
  Revenues...............................    $ 78,659      $14,175   $52,604   $30,074    $175,512
  Operating Income (Loss)................     ( 2,741)      (2,076)    8,314     2,849       6,346
  Depreciation and Amortization..........      12,430        4,474     4,547     2,358      23,809
FOR THE THREE MONTHS ENDED DECEMBER 31,
  1997:
  Revenues...............................    $ 12,458      $ 4,468   $15,983   $ 4,959    $ 37,868
  Operating Income (Loss)................      (7,634)      (1,488)    2,484     1,605      (5,033)
  Depreciation and Amortization..........       2,364          810     1,183       237       4,594

  GGI

     For the nine months ended September 30, 1997:

                                                                LATIN
                                     UNITED STATES   CANADA    AMERICA   FAR EAST    TOTAL
                                     -------------   -------   -------   --------   -------
  Revenues.........................     $41,267      $    --   $42,567    $8,871    $92,705
  Operating Loss...................      (1,924)          --     6,373     2,345      6,794
  Depreciation and Amortization....       5,205           --     2,826       401      8,432

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Revenues and identifiable assets by country are as follows as of and for the periods indicated (dollars in thousands).

                                               GGI                      GRANT
                                          -------------   ---------------------------------
                                           NINE MONTHS    THREE MONTHS       YEAR ENDED
                                              ENDED          ENDED          DECEMBER 31,
                                          SEPTEMBER 30,   DECEMBER 31,   ------------------
                                              1997            1997         1998      1999
                                          -------------   ------------   --------   -------
Total revenues
  United States.........................     $41,267        $12,458      $ 78,659   $32,243
  Canada................................          --          4,468        14,175    11,232
  Latin America.........................      42,567         15,983        52,604    15,057
  Far East..............................       8,871          4,611        30,074     7,515
  Europe, Middle East and Africa........          --            348            --        --
                                             -------        -------      --------   -------
                                             $92,705        $37,868      $175,512   $66,047
                                             =======        =======      ========   =======

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Identifiable assets:
  United States.............................................  $103,265   $ 91,271
  Canada....................................................    25,811     31,900
  Latin America.............................................    17,658     11,643
  Far East..................................................    16,994      8,264
                                                              --------   --------
  Total identifiable assets.................................   163,728    143,078
  Corporate assets..........................................     2,713      6,918
                                                              --------   --------
                                                              $166,441   $149,996
                                                              ========   ========

     For the nine months ended September 30, 1997, revenues from three oil companies, one domestic and two international, were approximately $14,008,000 (15%), $9,924,000 (11%) and $8,895,000 (10%). During 1998 and 1999, the Company
did not derive more than 10% of its revenue from any single customer.

(5) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                        ACCUMULATED
                                                               COST     DEPRECIATION
                                                              -------   ------------
                                                              (DOLLARS IN THOUSANDS)
DECEMBER 31, 1998
  Land......................................................  $   411     $    --
  Buildings and improvements................................    1,932         175
  Plant facilities and store fixtures.......................    1,142         434
  Machinery and equipment...................................   89,779      26,750
                                                              -------     -------
                                                              $93,264     $27,359
                                                              =======     =======

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                        ACCUMULATED
                                                               COST     DEPRECIATION
                                                              -------   ------------
                                                              (DOLLARS IN THOUSANDS)
DECEMBER 31, 1999
  Land......................................................  $   422     $    --
  Buildings and improvements................................    1,989         360
  Plant facilities and store fixtures.......................    1,438         874
  Machinery and equipment...................................   91,807      40,902
                                                              -------     -------
                                                              $95,656     $42,136
                                                              =======     =======

     Depreciation expense on property, plant and equipment for the first nine months and last three months of 1997, and the years ended December 31, 1998 and 1999 was $8,432,000, $4,419,000, $20,798,000 and $21,329,000, respectively.

(6) INCOME TAXES

     The amounts of income (loss) before income taxes attributable to domestic and foreign operations follow (dollars in thousands):

                                             GGI                      GRANT
                                        -------------   ----------------------------------
                                         NINE MONTHS    THREE MONTHS       YEAR ENDED
                                            ENDED          ENDED          DECEMBER 31,
                                        SEPTEMBER 30,   DECEMBER 31,   -------------------
                                            1997            1997         1998       1999
                                        -------------   ------------   --------   --------
Domestic..............................     $(6,959)       $(10,258)    $(12,861)  $(30,160)
Foreign...............................       8,718           2,601        9,087    (14,357)
                                           -------        --------     --------   --------
                                           $ 1,759        $ (7,657)    $ (3,774)  $(44,517)
                                           =======        ========     ========   ========

     The components of income tax expense follow (dollars in thousands):

                                                 GGI                    GRANT
                                            -------------   ------------------------------
                                             NINE MONTHS    THREE MONTHS     YEAR ENDED
                                                ENDED          ENDED        DECEMBER 31,
                                            SEPTEMBER 30,   DECEMBER 31,   ---------------
                                                1997            1997        1998     1999
                                            -------------   ------------   ------   ------
Current:
  State...................................     $   --           $ --       $   --   $   --
  Federal.................................         --             --          100       --
  Foreign.................................      2,184            856        3,824    1,236
Deferred:
  State...................................         --             --           --       --
  Federal.................................         --             --           --       --
  Foreign.................................         --             --           --       --
                                               ------           ----       ------   ------
  Income tax expense......................     $2,184           $856       $3,924   $1,236
                                               ======           ====       ======   ======

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The total income tax expense is different from the amount computed by applying the U.S. Federal income tax rate to income before income taxes. The reasons for these differences were as follows (dollars in thousands):

                                              GGI                      GRANT
                                         -------------   ---------------------------------
                                          NINE MONTHS    THREE MONTHS       YEAR ENDED
                                             ENDED          ENDED          DECEMBER 31,
                                         SEPTEMBER 30,   DECEMBER 31,   ------------------
                                             1997            1997        1998       1999
                                         -------------   ------------   -------   --------
Income tax expense (benefit) at U.S.
  Federal rate.........................     $  616         $(2,680)     $(1,321)  $(15,581)
Increases (reductions) in taxes from:
Foreign income taxed at more (less)
  than U.S. rate.......................        741           1,648          (79)       530
Losses with no tax benefit expected....        827           1,888        5,324     16,287
                                            ------         -------      -------   --------
Income tax expense recorded............     $2,184         $   856      $ 3,924   $  1,236
                                            ======         =======      =======   ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

                                             GGI                        GRANT
                                        -------------   --------------------------------------
                                         NINE MONTHS    THREE MONTHS
                                            ENDED          ENDED       YEAR ENDED DECEMBER 31,
                                        SEPTEMBER 30,   DECEMBER 31,   -----------------------
                                            1997            1997          1998         1999
                                        -------------   ------------   ----------   ----------
Deferred tax assets:
  Plant and equipment, principally due
     to differences in depreciation...    $  5,042        $    666      $  1,190     $  1,425
  Financing costs.....................          --             244           127           84
  Research and development costs......          --             499           466          494
  Allowance for doubtful accounts and
     other accruals...................          --              58           146          119
  Net capital loss carryforwards......          --              --            --          113
  Net operating loss carry forwards...       8,026          10,720        11,311       29,258
                                          --------        --------      --------     --------
          Total.......................      13,068          12,187        13,240       31,493
Deferred tax liabilities:
  Goodwill amortization...............          --              --          (307)        (557)
  Plant and equipment, principally due
     to differences in depreciation...          --            (339)          (88)          --
                                          --------        --------      --------     --------
  Net deferred tax asset..............      13,068          11,848        12,845       30,936
  Valuation allowance.................     (13,068)        (11,848)      (12,845)     (30,936)
                                          --------        --------      --------     --------
          Net deferred tax asset
            (liability)...............    $     --        $     --      $     --     $     --
                                          ========        ========      ========     ========

     A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is then adjusted when the realization of deferred tax assets becomes more likely than not. Adjustments are also made to recognize the expiration of net operating loss carryforwards, with equal and offsetting adjustments to the related deferred tax asset. The increase in the valuation allowance during 1998 and 1999 of approximately $997,000 and $18,091,000, respectively, resulted primarily from current period net operating losses.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of December 31, 1999, Grant has U.S. ($71,383,000) and non-U.S. ($10,791,000) net operating loss carryforwards of approximately $82,174,000. Such tax loss carryforwards expire in varying amounts during the periods from 2000 through 2011 and 2016 through 2019, except for $1,966,000 of the non-U.S. loss which has an indefinite carryforward period.

     Internal Revenue Service regulations restrict the utilization of U.S. net operating loss carryforwards and other tax benefits for any company in which an "ownership change" (as defined in Section 382 of the Internal Revenue Code) has occurred. Grant has concluded that two "ownership changes" have occurred. The first occurred in connection with the GGI reorganization on September 30, 1997. The utilization of GGI's U.S. net operating loss carryforwards existing at this date is limited to approximately $704,000 per year. The second "ownership change" occurred on December 30, 1997 as a result of the reorganization of Solid State. The utilization of Solid State's U.S. net operating losses at this date is limited to approximately $125,000 per year.

(7) DEBT

     A summary of notes payable, long-term debt, and capital lease obligations was as follows (dollars in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Term Loan -- affiliate:
  Prime plus 2% (9.75% at December 31, 1998), due March 31,
     2000...................................................  $  8,000   $     --
  Prime plus 1.5% (10% at December 31, 1999), due May 11,
     2002...................................................        --      7,500
                                                              --------   --------
                                                              $  8,000   $  7,500
                                                              ========   ========
Revolving Credit Line and Term Loans:
  Term note -- prime plus 1.5% (10% at December 31, 1999),
     due May 11, 2002.......................................  $     --   $ 10,759
  Revolving credit line -- prime plus 1.5% (10% at December
     31, 1999), due May 11, 2002............................        --      4,805
  Senior Notes -- 9.75%, due February 15, 2008..............    99,283     99,361
  Equipment notes payable -- 10.02%, due 2001...............     2,810      3,135
  Other notes payable -- 6.58% to 10.38%, due 1999-2005.....       994      1,075
  Capital lease obligations -- 10.46% to 11.09%, due
     1999-2000..............................................     2,252      1,321
                                                              --------   --------
  Total long-term debt......................................   105,339    120,456
  Less current portion......................................    (2,522)    (8,247)
                                                              --------   --------
          Notes payable, long-term debt and capital lease
            obligations excluding current portion...........  $102,817   $112,209
                                                              ========   ========

     On March 18, 1998, all of the then outstanding debt of Grant, with the exception of approximately $3.6 million relating to one capital lease obligation and one note payable, was paid off with the proceeds of the Senior Notes (see below).

     On October 1, 1997, Grant and Elliott entered into a credit facility (the "Credit Facility") providing for a revolving loan facility under which Grant could borrow up to an aggregate principal amount of $5 million. On December 18, 1997, the credit facility was amended to provide for a term loan of $15.8 million in addition to the revolving loan. The proceeds of the term loan were used by Grant to purchase all of the stock of Solid State not already owned by Grant (see Note 1). This original credit facility was due to expire on March 31, 1999, at which time all obligations of Grant under the credit facility were due and payable. In connection with the redemption of the cumulative pay-in-kind preferred stock, par value $.001 per share ("Preferred Stock") (see Note 12), held by Westgate, Elliott agreed to amend the Credit Facility on June 5, 1998 to increase the

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

maximum borrowing capacity from $5 million to $15 million and to extend the term of the facility from March 31, 1999 to March 31, 2000. In April 1999, the Credit Facility was further extended to $20 million. The loans under the Credit Facility were collateralized by all of Grant's assets and a pledge by Grant of certain notes and all the outstanding shares of capital stock of its subsidiaries. Each subsidiary of Grant executed a guaranty in favor of Elliott, each of which guaranteed payment of all Grant's obligations owed to Elliott under the Credit Facility. Each subsidiary pledged its assets in favor of Elliott to secure its obligations under its respective guaranty. The Credit Facility contained restrictions which, among other things, prohibited Grant's right to pay dividends and limited its right to borrow money, purchase fixed assets or engage in certain types of transactions without the consent of the lender. The $15.8 million term loan was paid in full on February 18, 1998 with the proceeds of the Senior Notes (See below). At December 31, 1998, the Company was in technical violation of a covenant in the Credit Facility which limited the capital expenditures for any one year to a maximum of $14 million. The Company obtained from Elliott a consent and waiver to the default, effective December 31, 1998. In addition, the Credit Facility limits the Company from taking, without the consent of the lender, certain actions, including creating indebtedness in excess of specified amounts and declaring and paying dividends.

     On May 11, 1999, the Company entered into a Loan and Security Agreement (the "Foothill/Elliott Credit Facility") with Foothill Capital Corporation and Elliott (collectively the "Lenders"), pursuant to which the Company could borrow up to $6.0 million through a revolving facility and up to $19.0 million through two term loans. Proceeds were used to repay all of the Company's outstanding indebtedness to Elliott ($14.8 million) and to provide additional liquidity and working capital to support the Company's operations. The Foothill/Elliott Credit Facility imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make other distributions in cash or certain property, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company or its subsidiaries, make investments (as defined in the Foothill/Elliott Credit Facility) and maintain a minimum EBITDA (earnings before interest, tax, depreciation and amortization) level. The interest rate on the loans is 1.5% over prime. Amounts available and outstanding at December 31, 1999 are $196,000 and $23.1 million, respectively.

     The Company's equipment notes payable and capital lease obligations represent installment loans or capital lease obligations primarily related to the acquisition of seismic recording equipment. These instruments, with the exception of $3.6 million noted above, were paid in full on February 18, 1998 with the proceeds of the Senior Notes (see below).

     On February 18, 1998, Grant completed an offering of $100 million face value 9 3/4% Senior Notes due and payable in a lump sum on February 15, 2008. The Senior Notes bear interest from February 18, at a rate per annum set forth above payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1998. The net proceeds to Grant from the sale of the Senior Notes was approximately $95.2 million after deducting the Initial Purchaser's discount and certain other estimated fees and expenses. Grant used the proceeds to repay approximately $74.5 million of the outstanding balance of debt ($73.0 million) and interest ($1.5 million) existing at December 31, 1997. Total debt issue costs of $4.3 million were incurred in connection with the offering and are being amortized over the term of the notes.

     The Senior Notes were issued under an indenture (the "Indenture") entered into among the Company, as issuer, the Subsidiary Guarantors, and LaSalle Bank National Association, as trustee, dated as of February 18, 1998. The Indenture imposes certain limitations on the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness (including capital leases), incur liens, pay dividends or make certain other restricted payments, consummate certain asset

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company or any of its Restricted Subsidiaries.

     As of December 31, 1999, the maturities of the Company's notes payable, long-term debt and capital lease obligations (dollars in thousands) are as follows:

YEARS ENDED
DECEMBER 31                                                      AMOUNT
------------                                                    --------
   2000.......................................................  $  8,247
   2001.......................................................     4,527
   2002.......................................................    15,616
   2003.......................................................        82
   2004.......................................................        91
Thereafter....................................................    99,393
                                                                --------
                                                                $127,956
                                                                ========

(8) LEASES

     The Company had under capital and operating leases office and warehouse space and equipment with remaining terms ranging from approximately one to four years. The future minimum lease payments under Grant's various capital and non-cancelable operating leases are as follows (dollars in thousands):

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
YEARS                                                         -------   ---------
  2000......................................................  $1,373     $1,572
  2001......................................................      --        839
  2002......................................................      --        439
  2003......................................................      --        116
  2004......................................................      --         --
                                                              ------     ------
Total minimum lease payments................................   1,373      2,966
Less interest...............................................     (52)        --
                                                              ------     ------
          Present value of net minimum lease payments.......  $1,321     $2,966
                                                              ======     ======

     Accumulated amortization for capitalized leases was $2,508,000 and $3,456,000 at December 31, 1998 and 1999, respectively.

     Rental expense for each of the periods included in the accompanying financial statements was as follows (dollars in thousands):

                                      GRANT
                       ------------------------------------
         GGI                                  YEAR ENDED
  ------------------                         DECEMBER 31,
  NINE MONTHS ENDED    THREE MONTHS ENDED   ---------------
  SEPTEMBER 30, 1997   DECEMBER 31, 1997     1998     1999
  ------------------   ------------------   ------   ------
         $830                 $996          $2,556   $2,227

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Methodology and assumptions used to assess fair value of classes of financial instruments follows:

  Cash and short-term financial instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturities of such instruments.

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

(10) STOCK-BASED COMPENSATION

     The 1997 Equity and Performance Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors and approved by Grant's stockholders in December 1997. The Incentive Plan was amended in September 1998 to increase the number of shares reserved for issuance under the Incentive Plan from 1,450,000 shares of Grant Common Stock to 1,900,000 shares of Grant Common Stock and subsequently, in February 1999, to 2,000,000 shares of Grant Common Stock. The Incentive Plan provides for the grant to officers (including officers who are also directors), employees, and non-employee directors of Grant and its subsidiaries, of "incentive stock options" (within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code")), nonstatutory stock options, stock appreciation rights and restricted shares. The Incentive Plan is not a deferred compensation plan under Section 401(a) of the Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.

     The Incentive Plan is required to be administered by the Board of Directors or by a committee of the Board of Directors consisting of at least two non-employee directors. The Board of Directors or its designated committee will select the employees and non-employee directors to whom awards may be granted and the type of award to be granted and determine, as applicable, the number of shares to be subject to each award, the exercise price and the vesting. In making such determinations, the Board of Directors or its designated committee will take into account the employee's present and potential contributions to the success of the Company and other relevant factors. As of December 31, 1999, awards covering 1,766,400 shares have been made by the Board of Directors. During 1999, there were 613,800 option cancellations due to terminations. The 1998 awards include 966,400 non-statutory stock options that will vest annually in equal one-third increments beginning on December 31, 1998. All such options were granted at a price equal to or in excess of the then estimated fair market value of the Company's stock at the date of grant. Such options have an average exercise price of $5.76 per share (range of $4.75 to $6.84 per share), subject to adjustment in certain circumstances. The 1999 awards consist of 800,000 non-statutory stock options that will vest annually in equal one-third increments beginning on February 1, 2000. Such options have an exercise price of $4.25 per share. In addition, 9,000 restricted shares (54,000 total restricted shares, 36,000 in 1998 and 18,000 in 1999) were granted to each non-employee director subject to the satisfaction of certain conditions set forth under the Incentive Plan. The Company recognized approximately $150,000 and $54,000 in compensation expense in

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1998 and 1999, respectively, in relation to such restricted shares, based on its estimate of fair market value pursuant to SFAS No. 123. As of March 24, 2000, all 51,000 of such shares were unrestricted.

STOCK OPTIONS

     A summary of the status of stock options granted is presented below.

                                                                NUMBER         WEIGHTED
                                                              OF SHARES        AVERAGE
                                                             UNDER OPTION   EXERCISE PRICE
                                                             ------------   --------------
Shares under option at December 31, 1997...................          --            --
  Granted..................................................   1,644,300         $5.70
  Exercised................................................          --         $0.00
  Canceled.................................................      66,600         $5.76
                                                              ---------         -----
Shares under option at December 31, 1998...................   1,577,700         $5.70
  Granted..................................................     802,500         $4.25
  Exercised................................................          --         $0.00
  Canceled.................................................     613,800         $5.73
                                                              ---------         -----
Shares under option at December 31, 1999...................   1,766,400         $5.03
                                                              =========         =====
  Options exercisable at December 31,
  1998.....................................................     410,167         $4.75
  1999.....................................................     605,533         $5.11

     The following table summarizes information with respect to stock options outstanding at December 31, 1999:

                   NUMBER          WEIGHTED                          NUMBER
   RANGE OF      OUTSTANDING       AVERAGE           WEIGHTED      EXERCISABLE      WEIGHTED
   EXERCISE          AT           REMAINING          AVERAGE           AT           AVERAGE
    PRICES        12/31/99     CONTRACTUAL LIFE   EXERCISE PRICE    12/31/99     EXERCISE PRICE
--------------   -----------   ----------------   --------------   -----------   --------------
$4.75 to $6.84      966,400          8.23             $5.76          605,533         $5.11
    $4.25           800,000          4.11             $4.25               --
                  ---------                                          -------         -----
                  1,766,400                                          605,533         $5.11
                  =========                                          =======

     The Company applies Accounting Principles Board Opinion 25 in accounting for its share-based compensation plans and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized under these plans, with the exception noted above, because as of the measurement date, which in this case is the grant date, the exercise price of granted options is equal to or in excess of the fair value of the underlying shares. Had compensation cost for the Company's share-based compensation plans been determined based on the fair values of the options granted after January 1, 1998, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have increased as follows:

                                                                      GRANT
                                                               --------------------
                                                                       1998
                                                               --------------------
                                                                  AS
                                                               REPORTED   PRO FORMA
                                                               --------   ---------
Net loss applicable to common stock.........................   $ (8,138)  $(11,293)
Loss per common share -- basic and diluted..................   $  (0.57)  $  (0.79)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                      GRANT
                                                               --------------------
                                                                       1999
                                                               --------------------
                                                                  AS
                                                               REPORTED   PRO FORMA
                                                               --------   ---------
Net loss applicable to common stock.........................   $(46,049)  $(46,049)
Loss per common share -- basic and diluted..................   $  (3.18)  $  (3.18)

     The weighted average fair value of options granted during 1998 and 1999 was $1.94 and $0, respectively. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1999: expected volatility of zero, risk-free interest rate of 5.5% and 4.7%, expected lives of ten and five years, respectively, and a dividend yield of zero.

  GGI

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

(11) EMPLOYEE BENEFIT PLANS

  Employee Retirement Savings Plan

     GGI had established a defined contribution plan covering substantially all U.S. and certain foreign employees whereby participants could elect to contribute between 1% and 15% of their annual salary. Participants could not make contributions in excess of $10,000 per year (as adjusted annually by the cost of living adjustment factor). On the Effective Date, GGI assumed and assigned the plan to Grant. Under the plan, the employer may contribute, on a discretionary basis, one-half of the participant's contribution percentage up to 6% (limited to 3% of any employee's annual salary). The plan was amended in June 1997 to eliminate the employer's option to contribute common stock so that discretionary contributions may be made only in the form of cash. Cash contributions to the plan by Grant for the three-month period ended December 31, 1997 and years ended December 31, 1998 and 1999 totaled $39,000, $196,000 and $94,000, respectively.

  Other Postretirement Benefits

     GGI sponsored a defined contribution postretirement plan which, pursuant to the Plan, was assumed by GGI and assigned to Grant. The plan is contributory and is structured to provide medical coverage for eligible retirees and their dependents (as defined in the plan). Generally, employees who have completed 10 years of continuous service with the Company, are between 55 and 64 years of age, and are ineligible for Medicare are eligible for plan participation. Liabilities for postretirement health care benefits are not material to the Company's results of operations or financial position.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(12) STOCKHOLDERS' EQUITY

  Grant

     PREFERRED STOCK

     Grant had authorized 20,000 shares of cumulative pay-in-kind preferred stock (the "Cumulative Preferred Stock"), par value $0.001 per share, with a liquidation preference of $1,000 per share of which 10,000 shares were outstanding . Dividends accrued and were cumulative from September 30, 1997, the date on which such shares were issued. Dividends accrued at an annual rate of 10.5% of the liquidation value and were payable annually on September 30 of each year.

     On June 5, 1998 the Company redeemed the 10,000 shares of Cumulative Preferred Stock, held by Westgate, representing the liquidation amount of all such outstanding shares of Cumulative Preferred Stock, together with all accumulated, accrued and unpaid dividends of approximately $702,000, in the aggregate amount of $10.7 million. Upon redemption, the Cumulative Preferred Stock was canceled, retired and eliminated from the shares that the Company is authorized to issue.

     Grant has authorized 150,000 shares of 8% exchangeable pay-in-kind preferred stock (the "Exchangeable Preferred Stock"), par value $0.001 per share, with a liquidation preference of $100 per share, of which 149,677 shares were outstanding as of December 31, 1999. Dividends accrued at an annual rate of 8%, of the liquidation value and paid quarterly on April 1, July 1, October 1 and January 1. Unpaid dividends associated with the Exchangeable Preferred Stock at December 31, 1999 were approximately $225,000. The shares were issued between August 16 and December 29, 1999 and dividends accrued from the issuance date.

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

     See Note 20 -- Subsequent Events for discussion of the issuance of shares of the Company's 8% Convertible Preferred Stock for outstanding shares of the Company's Exchangeble Preferred Stock and a portion of the Company's outstanding Senior Notes.

  Common Stock

     At December 31, 1999, Grant had authorized 50,000,000 shares of common stock, par value $.001 per share, of which 14,544,055 shares are issued and outstanding. On September 30, 1999, the Company entered into an Asset Purchase Agreement, effective October 30, 1999 for the purchase of certain seismic acquisition equipment. The purchase price for the assets included the issuance of 100,000 shares of common stock, valued at $3.00 per share, which management considers fair market value at such time. The changes in common

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

stock for the three months ended December 31, 1997 and the years ended December 31, 1998 and 1999 are as follows (dollars in thousands):

                                                                 COMMON STOCK
                                                              -------------------
                                                                SHARES     AMOUNT
                                                              ----------   ------
Balance September 30, 1997..................................   4,590,056    $ 5
  Common stock issued to directors..........................           1     --
  Common stock issued in exchange for warrants in Solid
     State..................................................      62,500     --
  Common stock issued in connection with the reorganization
     plan...................................................   9,499,998      9
                                                              ----------    ---
Balance December 31, 1997...................................  14,152,555    $14
                                                              ==========    ===
  Common stock issued to directors..........................      36,000     --
  Common stock issued in connection with subscription
     offering...............................................     237,500     --
                                                              ----------    ---
Balance, December 31, 1998..................................  14,426,055    $14
                                                              ==========    ===
  Common stock issued to directors..........................      18,000     --
  Common stock issued in connection with the purchase of
     equipment..............................................     100,000      1
                                                              ----------    ---
Balance, December 31, 1999..................................  14,544,055    $15
                                                              ==========    ===

(13) CONTINGENCIES

     On December 11, 1997, certain holders of interests under the Plan, acting through an "ad hoc" committee, (the "Plaintiffs") commenced a lawsuit in the Bankruptcy Court against Grant, GGI, Elliott, Westgate and Solid State. The lawsuit alleged that (i) GGI and Elliott breached their obligations under the Plan by seeking to complete the Solid State acquisition prior to commencing an offering of the Company's common stock, par value $.001 per share ("Common Stock"), to certain holders of claims and other interests under the Plan (the "Subscription Offering"), (ii) the Solid State acquisition and certain related transactions were unfair to the Plaintiffs because they diluted the value of the common Stock to be issued to them under the Subscription Offering and impaired the Company's equity value and (iii) the Solid State acquisition and certain related transactions could and should have been, but were not, adequately disclosed in the disclosure statement filed with the Bankruptcy Court regarding the Plan. The Plaintiffs requested (i) compensatory and punitive damages in an unstated amount and (ii) revocation of the Plan. In addition, the Plaintiffs sought to enjoin completion of the Solid State acquisition and certain related transactions pending a trial on the merits. This request for injunctive relief was denied by the Bankruptcy Court on December 16, 1997, and was denied on appeal by the United States District Court for the District of Delaware on December 19, 1997. During the discovery process for the lawsuit, the parties began to discuss a settlement. These discussions led to a settlement of the lawsuit on June 19, 1998 (the "Settlement"). Under the terms of the Settlement, in exchange for a full and complete release of all of the Plaintiffs' claims against Elliott, Westgate, the Company and their respective officers, directors, partners, employees, agents, subsidiaries, affiliates, successors and assigns relating to or arising out of the bankruptcy proceedings of GGI and a dismissal of the lawsuit, Elliott paid the Plaintiffs $150,000 for reimbursement of legal expenses and permitted the Plaintiffs to purchase Grant Common Stock in the Subscription Offering at a discounted subscription purchase price of $4.75 per share. The Company recorded $635,000 in litigation expense associated with the Settlement, representing the cash paid by Elliott and the $0.25 discount permitted the Plaintiffs to purchase Grant Common Stock in the Subscription Offering. In addition, Elliott agreed to indemnify Grant against any liability that they may incur in connection with the lawsuit. Nevertheless, other eligible subscribers in the Subscription Offering who did not execute a release in connection with the Subscription Offering could commence other lawsuits related to

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Plan, which may not be subject to indemnification by Elliott, and which could have an adverse effect on Grant's business, reputation, financial position, results of operations or cash flows.

     In October 1998, Zurich American Insurance Company ("Zurich") made a demand on Grant for the payment of $694,000 claimed to be due Zurich under the terms of certain insurance policies issued by Zurich to GGI in 1996, which policies were allegedly assumed by Grant at the conclusion of its bankruptcy reorganization in 1997. A settlement was agreed to by the parties subject only to the execution of a definitive Settlement Agreement and funding of the settlement at a cost to Grant of $290,000. This amount was accrued at December 31, 1998 and paid in 1999.

     Grant is involved in various claims and legal actions arising in the ordinary course of business. GGI is involved in various claims and legal actions arising in the bankruptcy and related to the Plan. Management of GGI and management of Grant are of the opinion that none of the claims and actions are likely to have a material adverse impact on GGI's or Grant's financial position, results of operations or cash flows.

     The Court generally has jurisdiction over all of GGI's property, as defined in section 541 of the Bankruptcy Code, held on the Petition Date or acquired thereafter. GGI may not engage in transactions except pursuant to the Plan without prior approval of the Court.

(14) RELATED PARTY TRANSACTIONS

     A former senior vice resident of Grant loaned approximately CDN $500,000 for a two-year term at 10% interest to an entity in which the Company held, at the time, a 18% common equity interest. Additionally, Grant owned $268,000 of redeemable, cumulative preferred shares in the same entity. Currently, the Company holds a 14.5% common equity and no preferred shares. During 1998, Grant recorded a $271,000 write-down to reduce the carrying value of its investment in this entity to zero due to the entity's uncertain financial condition. The Company has in the past used this entity periodically to perform survey services. The senior vice president resigned in January 1998. During the three months ended December 31, 1997, Grant paid approximately $364,000 to this entity.

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

     See Note 19 for a discussion of the subscription offering and Notes 7, 12 and 20 for debt financing with Elliott.

     During 1999, the Company performed data acquisition and processing services for an affiliated oil and gas exploration and production company. Further, this affiliated company has participated as an underwriter in one of the Company's multi-client data library programs. Revenues for these services were approximately $4,090,000 for 1999 and related accounts receivable outstanding at December 31, 1999 was $1,600,000. Management of the Company believes such operations were conducted under terms and conditions comparable to third-party customers.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(15) OTHER INCOME (EXPENSE)

     Other Income (Expense) consisted of the following:

                                                  GGI                   GRANT
                                             -------------   ----------------------------
                                              NINE MONTHS    THREE MONTHS    YEAR ENDED
                                                 ENDED          ENDED       DECEMBER 31,
                                             SEPTEMBER 30,   DECEMBER 31,   -------------
                                                 1997            1997       1998    1999
                                             -------------   ------------   -----   -----
Gain (loss) on the sale of fixed assets....     $  (67)        $    50      $ 189   $(176)
Net gain (loss) on foreign exchange........        (98)           (289)      (485)    351
Gain on insurance settlement...............         11              --         --      78
Merger costs...............................         --            (767)        --      --
Investment income..........................         --              46         99      --
Legal settlements..........................      2,359(1)          (66)      (635)    285
Canadian investment write-off..............         --              --       (271)     --
GGI administrative fee.....................         --              --         60      --
Miscellaneous..............................         61            (236)       223      64
                                                ------         -------      -----   -----
          Total............................     $2,266         $(1,262)     $(820)  $ 602
                                                ======         =======      =====   =====

---------------

(1) On July 15, 1997, GGI's Brazilian subsidiary finalized an agreement with a former customer that resolved a long-standing dispute relating to services rendered on contracts dating back to 1983. In settlement of all claims, GGI received payment, net of related costs and expenses, of approximately $2,359,000.

(16) LOSS PER SHARE

     Loss per common share-basic and diluted is computed as follows (in thousands, except per share amounts):

                                                GGI                      GRANT
                                           -------------   ---------------------------------
                                            NINE MONTHS    THREE MONTHS       YEAR ENDED
                                               ENDED          ENDED          DECEMBER 31,
                                           SEPTEMBER 30,   DECEMBER 31,   ------------------
                                               1997            1997        1998       1999
                                           -------------   ------------   -------   --------
Net loss applicable to common stock......      $(425)        $(6,143)     $(8,138)  $(46,049)
                                               =====         =======      =======   ========
Weighted average common shares...........                      4,798       14,257     14,458
                                                             =======      =======   ========
Loss per common share -- basic and
  diluted................................                    $ (1.28)     $  (.57)  $  (3.18)
                                                             =======      =======   ========

     Loss per share data for GGI have not been presented as this information is not meaningful.

     Dividend requirements on Grant's pay-in-kind preferred stock were $477,000, $440,000 and $296,000 for the three months ended December 31, 1997 and the years ended December 31, 1998 and 1999, respectively.

(17) COMPREHENSIVE INCOME (LOSS)

     Effective January 1, 1998, Grant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components, including foreign currency translation adjustments and unrealized gains (losses) on marketable securities classified as available-for-sale. Grant's and GGI's total comprehensive loss is as follows for the periods presented. No tax benefit (after consideration of the valuation allowance required

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

under SFAS No. 109) has been allocated to "Other comprehensive loss -- foreign currency translation adjustments" for any of the reported periods.

                                             GGI                        GRANT
                                        -------------   --------------------------------------
                                         NINE MONTHS    THREE MONTHS
                                            ENDED          ENDED       YEAR ENDED DECEMBER 31,
                                        SEPTEMBER 30,   DECEMBER 31,   -----------------------
                                            1997            1997          1998         1999
                                        -------------   ------------   ----------   ----------
Net loss applicable to common stock...      $(425)        $(6,143)      $ (8,138)    $(46,049)
Other comprehensive gain
  (loss) -- foreign currency
  translation adjustments.............         --           ( 467)        (2,019)       1,106
                                            -----         -------       --------     --------
          Total comprehensive loss....      $(425)        $(6,610)      $(10,157)    $(44,943)
                                            =====         =======       ========     ========

(18) SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Non-cash investing and financing activities consisted of the following (in thousands):

                                                                GGI                     GRANT
                                                           -------------   -------------------------------
                                                            NINE MONTHS    THREE MONTHS      YEAR ENDED
                                                               ENDED          ENDED         DECEMBER 31,
                                                           SEPTEMBER 30,   DECEMBER 31,   ----------------
                                                               1997            1997        1998     1999
                                                           -------------   ------------   ------   -------
CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
  Taxes, net of refunds..................................     $2,037          $  785      $3,624   $ 2,282
  Interest, net of amounts capitalized...................      3,742             595       7,822    10,765
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Property, plant and equipment acquired through debt
    issuance.............................................     $1,483          $8,406      $3,200   $ 2,000
  Property, plant and equipment acquired through stock
    issuance.............................................         --              --          --       300
  Common Stock issued in exchange of warrants in Solid
    State................................................         --             144                    --
  Converted 9,571 Preferred Shares to A Subordinated
    Note.................................................         --           9,571          --        --
  Dividends -- Preferred Stock...........................         --             215          --        68
  Prepaid insurance premium financing additions..........         --              --       1,186        --

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

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(20) SUBSEQUENT EVENTS

     Pursuant to a registration statement initially filed on October 28, 1999, and declared effective on January 12, 2000, the Company offered to exchange (the "Exchange Offer") $100,000,000 aggregate principal amount of its outstanding Senior Notes due 2008 for new shares of its 8% Convertible Preferred Stock ("Convertible Preferred Stock") with an aggregate liquidation value equal to 65% of the aggregate principal amount of the Senior Notes tendered plus 100% of the accrued and unpaid interest thereon through the date of the exchange. On January 19, 2000, a total of $56,320,000 of the Senior Notes, together with $2,364,000 of accrued and unpaid interest, were exchanged for 389,722 shares of the Convertible Preferred Stock. The Senior Notes exchanged represent all of the Senior Notes previously held by Elliott and Westgate. No other Senior Notes were tendered and the Exchange Offer expired on February 7, 2000. The Company intends to pay dividends on the Convertible Preferred Stock in additional shares of Convertible Preferred Stock until further notice.

     In connection with the Exchange Offer, the Company solicited consents from the holders of its Senior Notes in order to amend definitions and to modify some restrictive covenants in the indenture governing the Senior Notes. The consent of holders of a majority of the outstanding principal amount of the Senior Notes held by holders other than Grant, its subsidiaries and affiliates was required to approve the proposed amendments to the indenture. The consent was approved on January 19, 2000. Following the tender of the Senior Notes by Elliott and Westgate, the Company executed a First Supplemental Indenture with LaSalle Bank National Association, the trustee, dated January 19, 2000 that caused the approved amendments to take effect. The Supplemental Indenture, among other things, amended the definition of permitted indebtedness to allow for the increase of incurred debt from $25 million to $50 million, increased additional indebtedness from $7.5 million to $10 million and allows for the payment of dividends on Convertible Preferred in additional shares of Convertible Preferred.

     On January 27, 2000, the Company issued an additional 3,000 shares of restricted common stock to a new Director.

     On February 14, 2000, the Company completed significant modifications to the Loan and Security Agreement with Foothill and Elliott dated May 11, 1999. The Foothill/Elliott credit facility was increased from $25 million to $29 million. This was accomplished by increasing commitments under the revolving credit facility from $6 million to $10 million, subject to borrowing base limitations. Additionally, the term loan, which had been reduced through periodic payments to $10.1 million, was increased to the original outstanding balance of $11.5 million.

     Pursuant to an agreement reached March 3, 2000, the Company agreed to purchase the contractual interests held by a broker having exclusive multiple-year marketing rights for certain of the Company's multi-client data surveys. As a result of this agreement, further data sales and transfer fee commissions will not be payable to this broker, except for two designated data surveys. Consideration provided by the Company for the purchase of such interests included $2.3 million cash paid at closing; a $700,000 8% promissory note payable in 12 quarterly installments; assignment to the broker of interests held in certain of the Company's data surveys having a carrying value of approximately $1.2 million; and assignment of a portion of an overiding royalty interest held by the Company in one designated data survey.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(21) PRO FORMA CONSOLIDATED BALANCE SHEET (UNAUDITED)

     The unaudited pro forma consolidated balance sheet of Grant Geophysical, Inc. for the year ended December 31, 1999 was prepared by the Company to give effect to the following exchange transactions completed subsequent to December 31, 1999, as discussed in Note 20:

     - the issuance of the Company's Exchangeable Preferred Stock to Elliott prior to the completion of the subscription offering;

     - the exchange of such shares, together with accrued and unpaid dividends thereon, for shares of Convertible Preferred Stock; and,

     - the completion of the exchange offer, reflecting Senior Notes representing 56.32% of the Company's aggregate principal amount of Senior Notes outstanding being exchanged for shares of the Company's Convertible Preferred Stock.

     The difference between the carrying value of the Senior Notes and the Convertible Preferred Stock has been reflected as an increase to additional paid-in-capital due to the related party nature of the exchange. With 56.32% of the Senior Notes exchanged, the historical cost of the following line items in the unaudited pro forma consolidated balance sheet at December 31, 1999 is adjusted as follows:

                                                                         PRO FORMA       PRO FORMA
ASSETS                                                     HISTORICAL   ADJUSTMENTS     AS ADJUSTED
------                                                     ----------   -----------     -----------
Prepaids.................................................   $  4,392     $   (431)(b)    $  3,961
Other Assets.............................................      5,450       (2,161)(e)       3,289
Accrued Interest.........................................      3,832       (2,074)(c)       1,758
Long Term Debt (9.75% Senior Notes)......................    112,209      (56,320)(a)      56,249
                                                                              360(d)
Convertible Preferred Stock..............................         --       36,608(a)       53,875
                                                                            2,074(c)
                                                                           15,193(g)
Exchangeable Preferred Stock.............................     14,968          225(f)           --
                                                                          (15,193)(g)          --
Additional Paid-In Capital...............................     42,111       19,712(a)       58,871
                                                                             (431)(b)
                                                                             (360)(d)
                                                                           (2,161)(e)
Accumulated Deficit......................................    (63,074)        (225)(f)     (63,299)

     The unaudited pro forma consolidated balance sheet has been prepared to give effect to the following adjustments necessary to reflect the exchange offer and subscription offering described in Note 20:

(a) Reflects the exchange of 56.32% of the Senior Notes for Convertible Preferred Stock at 65% of face value with the discount credited to additional paid-in capital.

(b) Reflects the charge of associated Convertible Preferred Stock issue costs to additional paid-in capital.

(c) Reflects the exchange of accrued interest at December 31, 1999 on the Senior Notes for Convertible Preferred Stock.

(d) Reflects the elimination of the discount on the Senior Notes associated with the 56.32% of such notes exchanged.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(e) Reflects the elimination of the deferred debt issue costs associated with the 56.32% of the Senior Notes exchanged.

(f) Reflects the Exchangeable Preferred Stock issued for the dividends due for the fourth quarter of 1999 on the outstanding Exchangeable Preferred Stock.

(g) Reflects the exchange of all Exchangeable Preferred Stock issued for an equal amount of Convertible Preferred Stock.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                                      AND
                  GGI LIQUIDATING CORPORATION AND SUBSIDIARIES

                       SUPPLEMENTAL FINANCIAL INFORMATION
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Quarterly financial information of Grant is summarized as follows:

                                               1ST       2ND       3RD          4TH
                                             QUARTER   QUARTER   QUARTER      QUARTER
                                             -------   -------   --------     --------
1998
Revenues...................................  $47,895   $48,467   $ 50,995     $ 28,155
Operating income...........................    4,064     4,867      3,485       (6,070)(1)
Net income (loss)..........................      733     1,205        157       (9,793)
Net income (loss) applicable to common
  stock....................................      469     1,029        157       (9,793)
Income (loss) per common share --
  Basic and diluted:
Net income (loss) per common stock.........  $   .03   $   .08   $    .01     $   (.69)
1999
Revenues...................................  $22,734   $10,474   $ 11,513     $ 21,326
Operating (loss)...........................   (4,361)   (5,607)   (15,750)(2)   (7,395)(3)
Net loss...................................   (6,871)   (8,398)   (18,876)     (11,608)
Net loss applicable to common stock........   (6,871)   (8,398)   (18,944)     (11,836)
LOSS PER COMMON SHARE --
  BASIC AND DILUTED:
Net loss per common stock..................  $  (.48)  $  (.58)  $  (1.31)    $   (.81)

---------------

(1) Includes a $3,762 charge for asset impairment (see Note 3 to the Consolidated Financial Statements). $3,198 is related to the impaired multi-client data library and $564 is related to non-productive asset write-downs.

(2) Includes a $4,726 charge for asset impairment of the multi-client data library (see Note 3 to Consolidated Financial Statements).

(3) Includes a $302 charge for asset impairment of the multi-client data library (see Note 3 to Consolidated Financial Statements).

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Registrant (incorporated by reference to Exhibit 3.1 of
                            the Registrant's Current Report on Form 8-K filed with
                            the Commission on August 19, 1999)
          3.2            -- Articles of Amendment to the Amended and Restated
                            Certificate of Incorporation of the Registrant.
                            (incorporated by reference to Exhibit 3.2 of the
                            Registrant's Registration Statement on Form S-1, File No.
                            333-89863, originally filed with the commission on
                            October 28, 1999)
          3.3            -- Amended and Restated By-Laws of the Registrant
                            (incorporated by reference to Exhibit 3.2 of the
                            Registrant's Current Report on Form 8-K filed with the
                            Commission on August 19, 1999)
          4.1            -- Certificate of Designations of 8% Exchangeable Preferred
                            Stock of the Registrant (incorporated by reference to
                            Exhibit 4.1 of the Registrant's Current Report on Form
                            8-K filed with the Commission on August 19, 1999)
          4.2            -- Certificate of Designations of 8% Convertible Preferred
                            Stock of the Registrant. (incorporated by reference to
                            Exhibit 4.2 of the Registrant's Registration Statement on
                            Form S-1, File No. 333-89863, originally filed with the
                            Commission on October 28, 1999).
          4.3            -- Specimen Certificate for the Common Stock, par value
                            $.001 per share, of the Registrant (incorporated by
                            reference to Exhibit 4.1 of the Registrant's Registration
                            Statement on Form S-1, File No. 333-43219, originally
                            filed with the Commission on December 24, 1997)
          4.4            -- Specimen Certificate for the 8% Exchangeable Preferred
                            Stock, par value $.001 per share, of the Registrant.
                            (incorporated by reference to Exhibit 4.4 of the
                            Registrant's Registration Statement on Form S-1, File No.
                            333-89863, originally filed with the Commission on
                            October 28, 1999).
          4.5            -- Specimen Certificate for the 8% Convertible Preferred
                            Stock, par value $.001 per share, of the Registrant.
                            (incorporated by reference to Exhibit 4.5 of the
                            Registrant's Registration Statement on Form S-1, File No.
                            333-89863, originally filed with the Commission on
                            October 28, 1999).
          4.6            -- Indenture dated as of February 18, 1998, by and among the
                            Registrant, LaSalle National Bank, as trustee, and the
                            subsidiary guarantors, as defined therein (incorporated
                            by reference to Exhibit 4.6 of the Registrant's
                            Registration Statement on Form S-1, File No. 333-43219,
                            originally filed with the Commission on December 24,
                            1997)
          4.7            -- First Supplemental Indenture, dated as of January 19,
                            2000, by and among the Registrant, LaSalle Bank National
                            Association, as trustee, and the subsidiary guarantors,
                            as defined therein.*
         10.1            -- Registration Rights Agreement between the Registrant and
                            Elliott Associates, L.P. dated September 19, 1997
                            (incorporated by reference to Exhibit 4.2 of the
                            Registrant's Registration Statement on Form S-1, File No.
                            333-43219, originally filed with the Commission on
                            December 24, 1997)
         10.2            -- Amendment No. 1 to Registration Rights Agreement between the Registrant and Elliott Associates, L.P., dated
                            October 1, 1997 (incorporated by reference to Exhibit 4.3
                            of the Registrant's Registration Statement on Form S-1,
                            File No. 333-43219, originally filed with the Commission
                            on December 24, 1997)

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
         10.3            -- Amendment No. 2 to Registration Rights Agreement between the Registrant and Elliott, dated December 17, 1997
                            (incorporated by reference to Exhibit 4.4 of the
                            Registrant's Registration Statement on Form S-1, File No.
                            333-43219, originally filed with the Commission on
                            December 24, 1997)
         10.4            -- Amendment No. 3 to Registration Rights Agreement between the Registrant and Elliott Associates, L.P., dated
                            October 25, 1999. (incorporated by reference to Exhibit
                            10.6 of the Registrant's Registration Statement on Form
                            S-1, File No. 333-89863, originally filed with the
                            Commission on October 28, 1999).
         10.5            -- Executive Employment Agreement between Solid State and
                            Mitchell L. Peters, dated November 24, 1997 (incorporated
                            by reference to Exhibit 10.7 of the Registrant's
                            Registration Statement on Form S-1, File No. 333-43219,
                            originally filed with the Commission on December 24,
                            1997)
         10.6            -- Grant Geophysical, Inc. 1997 Equity and Performance
                            Incentive Plan, as amended. (incorporated by reference to
                            Exhibit 10.6 of the Registrant's Registration Statement
                            on Form S-1, File No. 333-89863, originally filed with
                            the Commission on October 28, 1999).
         10.7            -- Consulting Agreement between the Registrant and Donald W.
                            Wilson, dated April 28, 1998 (incorporated by reference
                            to Exhibit 10.16 of Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-4, File No. 333-48799,
                            filed with the Commission on May 8, 1998)
         10.8            -- Letter Agreement between the Registrant and Larry E.
                            Lenig, Jr., dated January 27, 1999 (incorporated by
                            reference to Exhibit 10.16 of the Registrant's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1998, filed with the Commission on April 8, 1999)
         10.9            -- Employment Agreement between the Registrant and Richard
                            H. Ward, dated February 3, 1999 (incorporated by
                            reference to Exhibit 10.17 of the Registrant's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1998, filed with the Commission on April 8, 1999)
         10.10           -- Loan and Security Agreement dated as of May 11, 1999 by and among the Registrant, Elliott Associates, L.P. and
                            Foothill Capital Corporation (incorporated by reference
                            to Exhibit 4.1 of the Registrant's Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1999, filed with
                            the Commission on August 13, 1999)
         10.11           -- Amendment No. 1 to Loan and Security Agreement, dated as of August 12, 1999, by and among the Registrant, Elliott
                            Associates, L.P. and Foothill Capital Corporation
                            (incorporated by reference to Exhibit 10.11 of the
                            Registrant's Registration Statement on Form S-1, File No.
                            333-89863, originally filed with the Commission on
                            October 28, 1999).
         10.12           -- Amendment No. 2 to Loan and Security Agreement, dated as of September 23, 1999, by and among the Registrant,
                            Elliott Associates, L.P., and Foothill Capital
                            Corporation. (incorporated by reference to Exhibit 10.12
                            of the Registrant's Registration Statement on Form S-1,
                            File No. 333-89863, originally filed with the Commission
                            on October 28, 1999).
         10.13           -- Amendment No. 3 to Loan and Security Agreement, dated as
                            February 14, 2000, by and among the Registrant, Elliott
                            Associates, L.P. and Foothill Capital Corporation*

        EXHIBIT
         NUMBER                            DESCRIPTION OF DOCUMENT
        -------                            -----------------------
         10.14           -- Employment Agreement between the Registrant and Stephen
                            H. Wood, dated February 24, 1999 (incorporated by
                            reference to Exhibit 10.18 of the Registrant's Annual
                            Report on Form 10-K for fiscal year ended December 31,
                            1998, filed with the Commission on April 8, 1999)
         10.15           -- Form of Indemnity Agreement between the Registrant and
                            its directors (incorporated by reference to Exhibit 10.1
                            of the Registrant's Current Report on Form 8-K filed with
                            the Commission on August 19, 1999)
         10.16           -- Employment Agreement between the Registrant and Thomas L.
                            Easley, dated January 27, 2000.*
         12.1            -- Statement of Computation of Ratio of Earnings to Fixed
                            Charges.
         16.1            -- Letter from KPMG LLP, dated November 30, 1998, regarding change in certifying accountant (incorporated by
                            reference to Exhibit 16 of the Registrant's Current
                            Report on Form 8-K filed with the Commission on December
                            1, 1998)
         21.1            -- Subsidiaries of the Registrant. (incorporated by
                            reference to the Registrant's Registration Statement on
                            Form S-1, originally filed with the Commission on October
                            28, 1999).
        *27.1            -- Financial Data Schedule

---------------

* filed herein.