Form 10-Q
period 2000-03-31
GRANT GEOPHYSICAL INC
filed 2000-05-15
CIK 866722

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2000

                        Commission file number: 333-89863


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

                        Yes [X]                  No [ ]


         As of May 10, 2000, 14,547,055 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public market for the common stock.

--------------------------------------------------------------------------------
* The Commission file number refers to a Form S-1 registration statement filed by the registrant under the Securities Act of 1933, which became effective January 12, 2000.


===============================================================================

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000

                                                                            PAGE (S)
                                                                            --------
PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets as of December 31, 1999 and
        March 31, 2000...........................................................1

     Consolidated Statements of Operations for the Three Months Ended
        March 31, 1999 and 2000..................................................3

     Consolidated Statements of Cash Flows for the Three Months Ended
        March 31, 1999 and 2000..................................................4

     Notes to Consolidated Financial Statements..................................5

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations...............................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............14


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..............................15
Item 4.  Submission of Matters to a Vote of Security Holders....................15
Item 6.  Exhibits and Reports on Form 8-K.......................................15

PART III.  SIGNATURES...........................................................16

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                          DECEMBER 31,   MARCH 31,
                                                                              1999          2000
                                                                          ------------  -----------
                                                                                        (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                              $   2,703     $   1,708
    Restricted cash                                                               17            17
    Accounts receivable:
       Trade (net of allowance for doubtful accounts of $352
            and $426 at December 31, 1999 and March 31, 2000,
            respectively)                                                     18,345        17,279
       Other                                                                     736           448
    Inventories                                                                  446           443
    Prepaids                                                                   4,392         3,924
    Work in process                                                            1,570         1,550
                                                                           ---------     ---------
       Total current assets                                                   28,209        25,369

Property, plant and equipment                                                 95,656        94,794
Less:  accumulated depreciation and amortization                              42,136        46,230
                                                                           ---------     ---------
       Net property, plant and equipment                                      53,520        48,564

Multi-client data library, net                                                27,430        23,642
Goodwill, net                                                                 35,387        34,946
Other assets                                                                   5,450         3,436
                                                                           ---------     ---------
       Total assets                                                        $ 149,996     $ 135,957
                                                                           =========     =========


                                                        (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                          DECEMBER 31,   MARCH 31,
                                                                              1999          2000
                                                                          ------------  -----------
                                                                                        (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, current portion of long-term debt and
      capital lease obligations                                            $   8,247      $   7,744
   Accounts payable                                                           12,876         11,783
   Accrued expenses                                                            6,928          7,669
   Accrued interest                                                            3,832            735
   Foreign income taxes payable                                                1,255            515
                                                                           ---------      ---------
   Total current liabilities                                                  33,138         28,446

Term loan-affiliate                                                            7,500          7,500
Long-term debt and capital lease obligations                                 112,209         57,546
Unearned revenue                                                               2,167          1,343
Other liabilities and deferred credits                                         2,342          1,030

Stockholders' equity:
   Preferred stock, $.001 par value. Authorized 5,000,000 shares
   8% convertible preferred series, liquidation value $100 per share issued and outstanding -0- shares at December 31 1999 and
     542,916 shares at March 31, 2000                                             --         54,292
   8% exchangeable preferred series, liquidation value $100 per share;
     issued and outstanding 149,677 shares at December 31 1999 and
     -0- shares at March 31, 2000                                             14,968             --

   Common stock, $.001 par value.  Authorized  50,000,000 shares;
     issued and outstanding  14,544,055 and 14,547,055 shares at
     December 31, 1999 and March 31, 2000                                         15             15
   Additional paid-in capital                                                 42,111         58,884
   Accumulated deficit                                                       (63,074)       (71,647)
   Accumulated other comprehensive income                                     (1,380)        (1,452)
                                                                           ---------      ---------

     Total stockholders' equity                                               (7,360)        40,092
                                                                           ---------      ---------

     Total liabilities and stockholders' equity                            $ 149,996      $ 135,957
                                                                           =========      =========


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ----------------------
                                                         1999          2000
                                                       --------      --------
                                                             (UNAUDITED)
Revenues                                               $ 22,734      $ 24,801

Expenses:
   Direct operating expenses                             17,127        15,131
   Selling, general and administrative expenses           3,804         2,601
   Depreciation and amortization                          6,164         9,073
   Cost of contractual rights purchase                       --         3,770

                                                       --------      --------
      Total costs and expenses                           27,095        30,575
                                                       --------      --------

      Operating loss                                     (4,361)       (5,774)

Other income (expense):
   Interest, net                                         (2,752)       (2,081)
   Other                                                    543          (364)
                                                       --------      --------
      Total other expense                                (2,209)       (2,445)
                                                       --------      --------

      Loss before taxes                                  (6,570)       (8,219)

Income tax expense                                          301             3
                                                       --------      --------

      Net loss                                           (6,871)       (8,222)
      Preferred dividend requirements                        --           917
                                                       --------      --------
      Net loss applicable to common stock              $ (6,871)     $ (9,139)
                                                       ========      ========

INCOME PER COMMON SHARE - BASIC
   AND DILUTED:

Net loss                                               $  (0.48)     $  (0.57)
Dividend requirements on pay-in-kind
   preferred stock                                           --         (0.06)
                                                       --------      --------

Net loss per common share                              $  (0.48)     $  (0.63)
                                                       ========      ========



          See accompanying Notes to Consolidated Financial Statements.

                     GRANT GEOPHYSICAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            ----------------------
                                                                              1999          2000
                                                                            --------      --------
                                                                                 (UNAUDITED)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                                 $ (6,871)     $ (8,222)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization expense                                       6,090         5,314
   Multi-client data library amortization expense                                 74         3,759
   Cost of contractual rights purchase represented by non-cash
     consideration                                                                --         1,470
   Loss  on sale of fixed assets                                                  58           209
   Provision for doubtful accounts                                               150            75
   Exchange (gain) loss, net                                                    (203)          195
   Directors' stock compensation expense                                          45            --
   Other non-cash items                                                           20           368
CHANGES IN ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN:
   Accounts receivable                                                           543         1,279
   Inventories                                                                    --             3
   Prepaids                                                                    1,343           468
   Work in process                                                               253            20
   Other assets                                                               (1,562)         (125)
   INCREASE (DECREASE) IN:
   Accounts payable                                                           (2,945)          240
   Accrued interest and other expenses                                        (3,040)       (3,366)
   Foreign income tax payable                                                   (179)         (740)
   Other liabilities and deferred credits                                      1,338        (2,136)
                                                                            --------      --------

       NET CASH USED IN OPERATING ACTIVITIES                                  (4,886)       (1,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                                    (482)         (669)
   Multi-client data library                                                  (4,267)         (744)
   Proceeds from sale of assets                                                   10           133
   Restricted cash                                                                27            --
                                                                            --------      --------

       NET CASH USED IN INVESTING ACTIVITIES                                  (4,712)       (1,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock issue costs                                                    --          (435)
   Debt issue costs                                                              (12)           --
   Borrowings made                                                             5,101        18,577
   Repayment on borrowings                                                      (877)      (16,493)
                                                                            --------      --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                               4,212         1,649
                                                                            --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           43          (175)
                                                                            --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (5,343)         (995)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               7,921         2,703
                                                                            --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  2,578      $  1,708
                                                                            ========      ========


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated balance sheets of Grant Geophysical, Inc. and subsidiaries (the "Company") as of March 31, 2000 and the related consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 2000 are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements of Grant and its consolidated subsidiaries contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 1999 and 2000, respectively. Results of operations for the interim periods included herein are not necessarily indicative of results of operations for the full year periods. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Multi-client Data Library

     The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve-month period beginning at the completion of the acquisition and processing of each multi-client survey, costs are amortized based on revenues from such survey as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years. Amortization expense associated with the Company's multi-client data library was $.1 million and $3.8 million for the three months ended March 31, 1999 and 2000, respectively. As of December 31, 1999 and March 31, 2000, accumulated amortization related to the Company's multi-client data library was $4.8 million and $8.6 million, respectively.

     On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey or group of surveys.

     Asset Impairment

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To be Disposed Of", long-lived assets and certain identifiable intangibles are written down to their current fair value whenever events or changes in circumstances indicate that the carrying amount of these assets are not recoverable. These events or changes in circumstances may include but are not limited to a significant change to the extent in which an asset is used, a significant decrease in the market value of the asset, or a projection or forecast that demonstrated continuing losses associated with an asset. If an impairment is determined, the asset is written down to its current fair value and a loss is recognized.

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

     Reclassifications

     Certain amounts previously reported have been reclassified to conform to current year financial statement presentations.

(2)  DEBT

     At December 31, 1999, the Company's primary secured credit facility was represented by a Loan and Security Agreement (the "Loan Agreement") with Foothill Capital Corporation ("Foothill") and Elliott Associates, L.P. ("Elliott"), a principal shareholder of the Company, pursuant to which the Company could borrow up to $6,000,000 through a revolving facility and up to $19,000,000 through two term loans. The Loan Agreement imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make other distributions in cash or certain property, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company or its subsidiaries, make Investments (as defined in the Loan Agreement) and maintain a minimum EBITDA (earnings before interest, tax, depreciation and amortization) level, as defined in the Loan Agreement.

     On February 14, 2000, the Company completed significant modifications to the Loan and Security Agreement with Foothill and Elliott whereby the credit facility was increased from $25 million to $29 million. This was accomplished by increasing commitments under the revolving credit facility from $6 million to $10 million, subject to borrowing base limitations. Additionally, the term loan, which had been reduced through periodic payments to $10.1 million, was increased to the original outstanding balance of $11.5 million. At March 31, 2000, $7.5 million and $11.5 million were outstanding under the Elliott term loan and the Foothill term loan respectively. $5.8 million was outstanding at March 31, 2000 under the Foothill revolving credit line.

     Pursuant to a registration statement declared effective on January 12, 2000, the Company offered to exchange (the "Exchange Offer") $100,000,000 aggregate principal amount of its then outstanding Senior Notes due 2008 ("Senior Notes") for new shares of its 8% Convertible Preferred Stock ("Convertible Preferred Stock") with an aggregate liquidation value equal to 65% of the aggregate principal amount of the Senior Notes tendered plus 100% of the accrued and unpaid interest thereon through the date of the exchange. On January 19, 2000, a total of $56,320,000 of the Senior Notes, together with $2,364,000 of accrued and unpaid interest, were exchanged for 389,722 shares of the Convertible Preferred Stock. The Senior Notes exchanged represented all of the Senior Notes previously held by Elliott and Westgate International, L.P. ("Westgate"), the other affiliated principal stockholder of the Company. No other Senior Notes were tendered and the Exchange Offer expired on February 7, 2000. The difference between the carrying value of the Senior Notes and the Convertible Preferred Stock has been reflected as an increase to additional paid-in capital due to the related party nature of the exchange. The Company intends to pay dividends on the Convertible Preferred Stock in additional shares of Convertible Preferred Stock until further notice.

     In connection with the Exchange Offer, the Company solicited consents from the holders of its Senior Notes in order to amend definitions and to modify some restrictive covenants in the indenture governing the Senior Notes. The consent of holders of a majority of the outstanding principal amount of the Senior Notes held by holders other than Grant, its subsidiaries and affiliates was required to approve the proposed amendments to the indenture. The consent was approved on January 19, 2000. Following the tender of the Senior Notes by Elliott and Westgate, the Company executed a First Supplemental Indenture with LaSalle Bank National Association, the trustee, dated January 19, 2000 that caused the approved amendments to take effect. The Supplemental Indenture, among other things, amended the definition of permitted indebtedness to allow for the increase of incurred debt from $25 million to $50 million, increased additional indebtedness from $7.5 million to $10 million and allowed for the payment of dividends on the Convertible Preferred Stock in additional shares of Convertible Preferred Stock.

(3)  STOCKHOLDERS' EQUITY

     On August 13, 1999, the board of directors of the Company created a series of 120,000 shares of preferred stock, amended to 150,000 shares on October 13, 1999 and amended to 160,000 shares on January 1, 2000, designated as "8% Exchangeable Preferred Stock". The shares of 8% Exchangeable Preferred Stock have a liquidation preference of $100 per share. The 8% Exchangeable Preferred Stock was entitled to receive cumulative dividends at the rate of 8% per annum of the liquidation preference. The dividends were payable quarterly in cash or, at the Company's option, in shares of 8% Exchangeable Preferred Stock. The shares of 8% Exchangeable Preferred Stock could be exchanged at the option of the holder into such new securities as the Company might from time to time propose to sell or issue. Between August 13, 1999 and February 7, 2000, the Company issued a total of 153,194 shares of 8% Exchangeable Preferred Stock to Elliott at a price of $100 per share. Of these shares 4,194 were issued as dividends in lieu of cash. The proceeds from the sale of the preferred stock totaled an aggregate of $14,900,000, and were used to meet the Company's cash needs.

     In connection with the Exchange Offer, the Company issued 389,722 shares of 8% Convertible Preferred Stock in exchange for $56,320,000 of Senior Notes, together with $2,364,000 of accrued unpaid interest. On February 7, 2000 the Company issued 153,194 shares of 8% Convertible Preferred Stock in exchange for all the outstanding shares of 8% Exchangeable Preferred Stock.

(4)  CONTRACTUAL RIGHTS PURCHASE

     On March 17, 2000, the Company completed the purchase of contractual rights held by a broker having multiple-year marketing rights for certain of the Company's multi-client data surveys. Further data sales and transfer fee commissions will not be payable to this broker, except for two designated data surveys. Consideration provided by the Company for the purchase of such contractual interests included $2.3 million cash paid at closing; a $700,000 8% promissory note payable in 12 quarterly installments; assignments to the broker of interests held in certain of the Company's data surveys, partially offset by assignment to the Company of the broker's interest in a data survey; and, assignment of a portion of an overriding royalty interest held by the Company in one designated data survey. For financial reporting purposes, the Company has recorded a non-recurring charge to operations of $3.8 million, consisting of the monetary consideration paid of $3 million and the net estimated fair value of property interests exchanged of $.8 million.

(5)  SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             ------------------
                                                              1999       2000
                                                             -------   -------
                                                           (DOLLARS IN THOUSANDS)
     CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
       Taxes, net of refunds                                 $   395   $   196
       Interest, net                                           5,225     2,241

     As discussed in Note 2, on January 19, 2000 a total of $56,320,000 of the Company's then outstanding Senior Notes, together with $2,364,000 of accrued and unpaid interest, were exchanged for 389,722 shares of the Company's 8% Convertible Preferred Stock. The difference between the carrying value of the Senior Notes exchanged and the Convertible Preferred Stock has been reflected as an increase in additional paid-in capital due to the related party nature of the exchange.

(6)  SEGMENT INFORMATION

    Grant has determined that its reportable segments are those based on the Company's method of internal reporting, which disaggregates its one product/service line (geophysical services) into four geographic regions: the United States, Canada, Latin America and the Far East.

    The accounting policies of the segments are the same as those described in
Note 1 - Summary of Significant Accounting Policies for Segment Information. Grant evaluates the performance of its segments and allocates resources to them based on operating income (loss). There are no intersegment revenues.

    The tables below present information about the Company's reported segments for the periods indicated (dollars in thousands):

                                                           UNITED                   LATIN
                                                           STATES        CANADA    AMERICA     FAR EAST      TOTAL
                                                          --------      --------   --------    --------    --------
  FOR THE THREE MONTHS ENDED MARCH 31, 2000:

    Revenues..........................                    $ 11,216      $  9,613   $  2,197    $  1,775    $ 24,801
    Operating Income (Loss)...........                      (5,449)(1)     1,564       (704)     (1,185)     (5,774)
    Depreciation and Amortization.....                       6,076         1,694        602         701       9,073

  FOR THE THREE MONTHS ENDED MARCH 31, 1999:

    Revenues..........................                    $ 11,726      $  4,887   $  1,780    $  4,341    $ 22,734
    Operating Income (Loss)...........                      (3,366)          573     (1,051)       (517)     (4,361)
    Depreciation and Amortization.....                       3,587           998        539       1,040       6,164



(1) Includes $3,770 non-recurring charge to operations from contractual rights purchase (see Note 2).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Grant Geophysical, Inc., a Delaware corporation (together with its subsidiaries, "Grant," or the "Company"), is a provider of seismic data acquisition services in land and transition zone environments in selected markets, including the United States, Canada, Latin America and the Far East. The Company has conducted operations in each of these markets in the past three years. The Company's seismic data acquisition services typically are provided on an exclusive contract basis to domestic and international oil and gas companies and seismic data marketing companies. The Company utilizes sophisticated equipment to perform specialized 3D and 2D seismic surveys. All of the Company's seismic data acquisition crews are capable of performing surveys in land environments, and four are equipped to perform surveys in transition zone environments. Transition zone environments include swamps, marshes and shallow water areas that require specialized equipment and must be surveyed with minimal disruption to the natural environment.

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

     The Company also provides seismic data processing services through offices located in Dallas and Houston, Texas.

     The decrease in the price of oil and gas that occurred between the fourth quarter of 1998 and the first quarter of 1999 significantly reduced demand for the Company's services. Although commodity prices have returned and are in fact at historically high levels, demand for land and transition zone seismic acquisition services remains severely depressed over levels experienced in recent years. The Company is unable to predict with any certainty when the market for seismic services is likely to recover and, until such time, will continue to experience significant operating losses. The Company's global seismic crew count has decreased from a high of twenty during 1998 to a high of nine active crews for the quarter ended March 31, 2000. As a result, the Company's first quarter 2000 operating results were adversely affected.

     As of May 10, 2000, the Company was operating or mobilizing a total of three crews in the United States, three crews in Latin America, one crew in Canada and one crew in the Far East. For the three months ended March 31, 2000, the Company's total revenues were $24.8 million, with approximately 45.2% from the United States, 8.9% from Latin America, 7.2% from the Far East and 38.8% from Canada.

     Pursuant to a registration statement declared effective on January 12, 2000, the Company offered to exchange (the "Exchange Offer") $100,000,000 aggregate principal amount of its outstanding Senior Notes due 2008 ("Senior Notes") for new shares of its 8% Convertible Preferred Stock ("Convertible Preferred Stock") with an aggregate liquidation value equal to 65% of the aggregate principal amount of the Senior Notes tendered plus 100% of the accrued and unpaid interest thereon through the date of the exchange. On January 19, 2000, a total of $56,320,000 of the Senior Notes, together with $2,364,000 of accrued and unpaid interest, were exchanged for 389,722 shares of the Convertible Preferred Stock. The Senior Notes exchanged represented all of the Senior Notes previously held by Elliott and Westgate. No other Senior Notes were tendered and the Exchange Offer expired on February 7, 2000. The difference between the carrying value of the Senior Notes and the Convertible Preferred Stock has been reflected as an increase to additional paid-in capital due to the related party nature of the exchange. The Company intends to pay dividends on the Convertible Preferred Stock in additional shares of Convertible Preferred Stock until further notice.

    In connection with the Exchange Offer, the Company solicited consents from the holders of its Senior Notes in order to amend definitions and to modify some restrictive covenants in the indenture governing the Senior Notes. The consent of holders of a majority of the outstanding principal amount of the Senior Notes held by holders other than Grant, its subsidiaries and affiliates was required to approve the proposed amendments to the indenture. The consent was approved on January 19, 2000. Following the tender of the Senior Notes by Elliott and Westgate, the Company executed a First Supplemental Indenture with LaSalle Bank National Association, the trustee, dated January 19, 2000 that caused the approved amendments to take effect. The Supplemental Indenture, among other things, amended the definition of permitted indebtedness to allow for the increase of incurred debt from $25 million to $50 million, increased additional indebtedness from $7.5 million to $10 million and allows for the payment of dividends on the Convertible Preferred Stock in additional shares of Convertible Preferred Stock.

     On February 7, 2000 the Company issued 153,194 shares of Convertible Preferred Stock in exchange for all the outstanding shares of 8% Exchangeable Preferred Stock at that date.

     On February 14, 2000, the Company completed significant modifications to the Loan and Security Agreement dated May 11, 1999 with Foothill and Elliott. The Foothill/Elliott credit facility was increased from $25 million to $29 million. This was accomplished by increasing commitments under the revolving credit facility from $6 million to $10 million, subject to borrowing base limitations. Additionally, the term loan, which had been reduced through periodic payments to $10.1 million, was increased to the original outstanding balance of $11.5 million.

RESULTS OF OPERATIONS

THE COMPANY FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED WITH THE THREE-MONTH PERIOD ENDED MARCH 31, 1999

    Revenues. Revenues for the three months ended March 31, 2000 were $24.8 million, compared with $22.7 million for the three months ended March 31, 1999. The increase of $2.1 million, or 9.3%, was primarily the result of increased sales from the Company's multi-client data library and increased Canadian data acquisition revenues during the first quarter of 2000.

    Revenues from United States data acquisition operations decreased $6.7 million, or 59.3%, from $11.2 million for the three months ended March 31, 1999 to $4.5 million for the three months ended March 31, 2000. This sharp decline in data acquisition revenues is due to reduced industry demand discussed above. During the first quarter of 2000, the Company performed $2.5 million of data acquisition services for an affiliated oil and gas exploration and production company.

    Revenues from seismic data processing operations, purchased in July 1998, were $182,000 for the first three months of 2000 compared to $473,000 for the first three months of 1999. The Company operated seismic data processing centers which processed both third-party and Company-owned multi-client data during 1999 in Midland, Dallas and Houston, Texas. In January 2000, the Company completed the consolidation of its Midland center with operations in the Houston seismic data processing center. The significant decline in revenues is due to reduced data acquisition activities.

    Revenues from the Canadian data acquisition operations increased $3.6 million, or 74%, from $4.8 million in the first three months of 1999 to $8.4 million in the first three months of 2000. This was a continuation of the increased seismic activity which started during the fourth quarter of 1999. During the first quarter of 2000, an average of four to five land seismic crews were operating in Canada as compared to three during the first quarter of 1999.

    The Company began its multi-client data acquisition activities in the United States and Canada during 1998. Multi-client crew operations began in the second quarter of 1998 and were continuous through December 1999. During that time, 17 projects were completed in Texas, California, Wyoming and Canada covering a total of 1,648 square miles. There were 621 square miles completed in 1998. The cost of these projects was $23.7 million with approximately $18.6 million, or 78.4%, underwritten by third parties. There were 1,027 square miles completed in

1999. The cost of these projects was $41.3 million with approximately $18.4 million, or 44.5%, underwritten by third parties. Due to the continued depressed demand for seismic services, an inability to secure adequate initial customer underwriting and a lack of sufficient liquidity, the Company has substantially curtailed its strategy of building a multi-client data library in the southern United States. As long as these factors persist, the Company will be very selective in its decision to participate in multi-client projects. For the year 2000, the Company has committed to only three multi-client projects, located in Canada and the southern U.S. Estimated project costs are $2.5 million with 100% of the costs underwritten by third parties. Revenues associated with the underwritten portion of multi-client data programs are recognized as a component of the data acquisition revenues discussed above. Revenues from sales of the data library for the first three months of 2000 was $7.6 million, compared to only $49,000 for the first three months of 1999. During the quarter ended March 31, 2000, the Company sold a license in one of its multi-client data surveys to an affiliated oil and gas exploration and production company for approximately $2.3 million.

    Revenues for data acquisition operations in Latin America increased $.4 million, or 22%, from $1.8 million in the first three months of 1999 to $2.2 million in the first three months of 2000. These revenue fluctuations are attributable to changes in working crew levels in the respective geographic areas resulting from activity levels of customers' exploration operations.

     Revenues for data acquisition operations in the Far East decreased $2.5 million, or 58.1%, from $4.3 million in the three months ended March 31, 1999 to $1.8 million in the three months ended March 31, 2000. During the first three months of 1999, the Company operated two crews in Bangladesh, and there was no significant activity in Indonesia. During the first three months of 2000, the Company operated one crew in Indonesia.

    Expenses. Direct operating expenses for the three months ended March 31, 2000 decreased $2.0 million, or 11.7%, to $15.1 million, compared to $17.1 million for the three months ended March 31, 1999. This decrease is primarily a result of decreased data acquisition activities in the first quarter.

    Selling, general and administrative expenses decreased $1.2 million, or 31.6%, to $2.6 million for the three months ended March 31, 2000 from $3.8 million for the three months ended March 31, 1999. This reduction is the result of the Company's ongoing efforts to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

     Depreciation and amortization increased $2.9 million, or 46.8%, to $9.1 million in the first three months of 2000 from $6.2 million for the first three months of 1999. This increase reflects additional amortization of the Company's multi-client projects resulting from the $7.6 million increase in data library sales in the first three months of 2000 over 1999. Capital expenditures were $669,000 and $482,000 for the first three months of 2000 and the first three months of 1999, respectively.

    As discussed in Note 4 to the accompanying financial statements, on March 17, 2000 the Company completed the purchase of contractual rights held by a broker having multiple-year marketing rights for certain of the Company's multi-client data surveys. For financial reporting purposes, the Company has recorded a non-recurring charge to operations of $3.8 million consisting of the monetary consideration paid of $3 million and the net estimated fair value of property interests exchanged of $.8 million. The Company expects to recoup the contract rights purchase through increased future data sales with a reduced brokerage commission structure.

    Other Income (Expenses). Interest expense, net, decreased $.7 million to $2.1 million in the first three months of 2000 from $2.8 million in the first three months of 1999. This decrease is primarily related to Elliott and Westgate exchanging $56,320,000 of Senior Notes for Convertible Preferred Stock, effective January 19, 2000.

    Tax Provision. The income tax provision consisted of foreign income taxes. For the three months ended March 31, 2000 this includes a provision for taxes in Canada; for the three months ended March 31, 1999 this includes provisions for taxes in Guatemala, Ecuador, Bangladesh and Canada. No benefit for United States federal income tax loss carryforwards was recorded in either period, given the uncertainty of realization of such tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's internal sources of liquidity are its working capital and, to the extent available, cash flow from operations. On February 14, 2000, the Company completed significant modifications to its Loan and Security Agreement with Foothill and Elliott dated May 11, 1999. Initial available borrowings under this secured credit facility were increased from $25 million to $29 million. This was accomplished by increasing commitments under the revolving credit facility from $6 million to $10 million, subject to borrowing base limitations. Additionally, the term loan, which had been reduced through periodic payments to $10.1 million, was increased to the original outstanding balance of $11.5 million. Substantially all of available borrowings under the revolving credit facility are drawn at the current time.

    The Company used $1,189,000 of cash in operating activities during the three months ended March 31, 2000 compared to $4,886,000 cash used in operating activities during the three months ended March 31, 1999. Although operating cash flows improved in the first quarter of 2000, the Company will need to attain profitable operating levels in order to provide sufficient cash flow to fund operating requirements and debt service obligations. During the first quarter of 2000, the Company had data acquisition service revenues of $2.5 million and a multi-client data survey license sale of $2.3 million to an affiliated oil and gas exploration company. The Company believes there will be ongoing business opportunities with this customer; although there is no assurance such business activities will be at the level experienced during the first quarter.

         The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, and to make principal and interest payments required by the terms of its indebtedness. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations. International operations accounted for 54.8% of total revenues for the three months ended March 31, 2000.

     Capital expenditures for the three months ended March 31, 2000 were $669,000. Capital expenditures are used primarily to maintain the Company's seismic data acquisition and recording equipment. The original planned capital budget for 2000 was $5.1 million and remains subject to future crew activity. For the three months ended March 31, 2000, the Company committed approximately $2.5 million to fund operations for three multi-client data acquisition projects located in the Southern United States and Canada. Customer commitments for those projects approximate 100% of the project costs.

     The Company will require substantial cash flow to continue operations on a satisfactory basis, fund essential capital expenditures, fully implement its business strategy and meet its principal and interest obligations with respect to the Senior Notes, the Loan Agreement and its other indebtedness. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions and other factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or otherwise comply with the terms of the indenture, the Loan Agreement or its other debt instruments, it may be required to obtain additional equity or debt financing. There can be no assurance that additional financing will be available on commercially acceptable terms or that such financing will be available at all.

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

    The Company's operating results were positively impacted by foreign exchange gains of approximately $203,000 for the three months ended March 31, 1999, and negatively impacted by $195,000 of foreign exchange losses for the three months ended March 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative financial instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value, with changes in fair value recognized currently in earnings. On July 7, 1999, the FASB delayed the effective date of SFAS No. 133 for one year. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements, SFAS No. 133, as revised by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of adoption.

YEAR 2000 IMPACT

    To date the Company has not experienced any Year 2000 ("Y2K") related disruptions or failures in its Business Systems and is not aware of any Y2K disruptions or failures with its significant customers, suppliers, and business partners.

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

      Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to be correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Investors are cautioned not to place under reliance on these forward-looking statements, which speak only as of their dates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company's results of operations and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical ten-percent increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent increase. The Company estimates that if prevailing market interest rates had been ten percent higher throughout the first three months of 2000 and all other factors affecting the Company's debt remained the same, the Company's pretax loss would have been increased by approximately $219,000 for the first three months of 2000. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher during first three month of 2000, and all other factors affecting the Company's debt remained the same, fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $1 million at March 31, 2000. Given the composition of the Company's debt structure, the Company generally does not actively manage its interest rate risk, the relative magnitude of which has not changed materially since December 31, 1999.


    Due to a significant portion of the Company's current international operating activities being derived from Canada during the first quarter of 2000, there has not been a material change in exposure to foreign currency rate fluctuations since December 31, 1999.

                                     PART II

                                OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS


                  The sales of the following securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, or Rule 506 or Rule 701 promulgated thereunder. In each such transaction, the recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions.

                  On January 27, 2000, the Company issued 3,000 shares of restricted common stock to a new Director pursuant to the Company's 1997 Equity and Performance Incentive Plan.

                  On February 7, 2000 the Company issued 389,722 shares of its 8% Convertible Preferred Stock in exchange for $56,320,000 of Senior Notes, together with $2,364,000 of accrued unpaid interest.

                  On February 7, 2000, Thomas L. Easley, Executive Vice President - Finance & Administration of the Company, was granted an option to purchase 400,000 shares of the Company's Common Stock at a purchase price of $3.00 per share. The exercisability of the options granted to Mr. Easley are subject to certain vesting requirements.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On January 27, 2000 holders of greater than a majority of the outstanding Common Stock voting power of the Company acted, by written consent, to approve an increase to 2,500,000 in the number of shares of Common Stock available under the Company's 1997 Equity and Performance Incentive Plan.

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits
              Exhibit No.

                  3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Commission on August 19,
                                    1999).

                  3.2 Articles of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to
                                    Exhibit 3.2 of the Registrant's Registration
                                    Statement on Form S-1, File No. 333-89863, originally filed with the Commission on October 28, 1999).

                  3.3 Amended and Restated By-Laws of the Registrant (incorporated by reference to
                                    Exhibit 3.2 of the Registrant's Current
                                    Report on Form 8-K filed with the Commission on August 19, 1999).

                  4.1 Certificate of Designations of 8% Exchangeable Preferred Stock of the Registrant (incorporated by reference to
                                    Exhibit 4.1 of the Registrant's Current
                                    Report on Form 8-K filed with the Commission on August 19, 1999).

                  4.2 Certificate of Designations of 8% Convertible Preferred Stock of the Registrant (incorporated by reference to
                                    Exhibit 4.2 of the Registrant's Registration
                                    Statement on Form S-1, File No. 333-89863, originally filed with the Commission on October 28, 1999).

                  4.3 Specimen Certificate for the Common Stock, par value $.001 per share, of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, File No. 333-43219, originally filed with the Commission on December 24,
                                    1997).

                  4.4 Specimen Certificate for the 8% Exchangeable Preferred Stock, par value $.001 per share, of the Registrant (incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-1, File No. 333-89863, originally filed with the Commission on October 28, 1999).

                  4.5 Specimen Certificate for the 8% Convertible Preferred Stock, par value $.001 per share, of the Registrant (incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-1, File No. 333-89863, originally filed with the Commission on October 28, 1999).

                  4.6 Indenture dated as of February 18, 1998, by and among the Registrant, LaSalle National Bank, as trustee, and the subsidiary guarantors, as defined therein (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-1, File No. 333-43219, originally filed with the Commission on December 24, 1997).

                  27.01             Financial data schedule (filed herein)

         (b)      Reports on Form 8-K

                     None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 2000.

                                             GRANT GEOPHYSICAL, INC.




                             By:          /s/ THOMAS L. EASLEY
                                  ----------------------------------
                                              Thomas L. Easley
                             Executive Vice President - Finance & Administration
                                       (Principal Financial Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.           DESCRIPTION
-----------           -----------
   27.01       Financial Data Schedule