Form 10-Q
period 2000-06-30
GRANT GEOPHYSICAL INC
filed 2000-08-14
CIK 866722

================================================================================


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

                       For the quarter ended June 30, 2000

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

                            Yes [X]           No [ ]

    As of August 7, 2000, 14,547,055 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public market for the common stock.

--------------------------------------------------------------------------------
* The Commission file number refers to a Form S-1 registration statement filed by the registrant under the Securities Act of 1933, which became effective January 12, 2000.

================================================================================

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000


                                                                        PAGE (S)
                                                                        --------
PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Balance Sheets as of December 31, 1999 and
       June 30, 2000.................................................       3

    Consolidated Statements of Operations for the Three and Six
       Months Ended June 30, 1999 and 2000...........................       5

    Consolidated Statements of Cash Flows for the Six Months Ended
       June 30, 1999 and 2000........................................       6

    Notes to Consolidated Financial Statements.......................       7

Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations....................      11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..      16


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...................      17
Item 4.  Submission of Matters to a Vote of Security Holders.........      17
Item 6.  Exhibits and Reports on Form 8-K............................      17

PART III.  SIGNATURES................................................      18

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                    DECEMBER 31,        JUNE 30,
                                                                        1999              2000
                                                                    ------------      -----------
                                                                                      (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                         $  2,703          $  2,442
    Restricted cash                                                         17                17
    Accounts receivable:
       Trade (net of allowance for doubtful accounts of $352
            and $486 at December 31, 1999 and June 30, 2000,
            respectively)                                               18,345            12,604
       Other                                                               736               564
    Inventories                                                            446               620
    Prepaids                                                             4,392             2,271
    Work in process                                                      1,570             1,330
                                                                      --------          --------
       Total current assets                                             28,209            19,848

Property, plant and equipment                                           95,656            94,295
Less:  accumulated depreciation and amortization                        42,136            50,624
                                                                      --------          --------
       Net property, plant and equipment                                53,520            43,671

Multi-client data library, net                                          27,430            23,418
Goodwill, net                                                           35,387            34,290
Other assets                                                             5,450             2,288
                                                                      --------          --------
       Total assets                                                   $149,996          $123,515
                                                                      ========          ========


                                                        (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                              DECEMBER 31,           JUNE 30,
                                                                                  1999                 2000
                                                                              ------------         -----------
                                                                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, current portion of long-term debt and
      capital lease obligations                                                 $   8,247           $   6,729
   Accounts payable                                                                12,876               9,083
   Accrued expenses                                                                 6,928               6,069
   Accrued interest                                                                 3,832               1,776
   Foreign income taxes payable                                                     1,255                 264
                                                                                ---------           ---------
   Total current liabilities                                                       33,138              23,921

Term loan-affiliate                                                                 7,500               7,500
Long-term debt and capital lease obligations                                      112,209              53,522
Unearned revenue                                                                    2,167               5,051
Other liabilities and deferred credits                                              2,342               1,142

Stockholders' equity:
   Preferred stock, $.001 par value. Authorized 5,000,000 shares
   8% convertible preferred series, liquidation value $100 per share issued and outstanding -0- shares at December 31 1999 and
     542,916 shares at June 30, 2000                                                 --                55,085
   8% exchangeable preferred series, liquidation value $100 per share;
     issued and outstanding 149,677 shares at December 31 1999 and
     -0- shares at June 30, 2000                                                   14,968                --

   Common stock, $.001 par value.  Authorized  50,000,000 shares;
     issued and outstanding  14,544,055 and 14,547,055 shares at
     December 31, 1999 and June 30, 2000                                               15                  15
   Additional paid-in capital                                                      42,111              58,867
   Accumulated deficit                                                            (63,074)            (79,544)
   Accumulated other comprehensive income                                          (1,380)             (2,044)
                                                                                ---------           ---------

     Total stockholders' equity                                                    (7,360)             32,379
                                                                                ---------           ---------

     Total liabilities and stockholders' equity                                 $ 149,996           $ 123,515
                                                                                =========           =========


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                           ------------------------        ------------------------
                                                             1999            2000            1999            2000
                                                           --------        --------        --------        --------
                                                                  (UNAUDITED)                     (UNAUDITED)
Revenues                                                   $ 10,474        $ 16,751        $ 33,208        $ 41,552

Expenses:
   Direct operating expenses                                  6,455          12,979          23,582          28,110
   Selling, general and administrative expenses               2,879           2,556           6,683           5,157
   Depreciation and amortization                              6,747           6,255          12,911          15,328
   Cost of contractual rights purchase                         --                51            --             3,821
                                                           --------        --------        --------        --------
   Total costs and expenses                                  16,081          21,841          43,176          52,416
                                                           --------        --------        --------        --------

     Operating loss                                          (5,607)         (5,090)         (9,968)        (10,864)

Other income (expense):
   Interest, net                                             (3,056)         (1,820)         (5,808)         (3,901)
   Other                                                        385            (111)            928            (475)
                                                           --------        --------        --------        --------
      Total other expense                                    (2,671)         (1,931)         (4,880)         (4,376)
                                                           --------        --------        --------        --------

      Loss before taxes                                      (8,278)         (7,021)        (14,848)        (15,240)

Income tax expense                                              120              83             421              86
                                                           --------        --------        --------        --------

Net loss                                                     (8,398)         (7,104)        (15,269)        (15,326)
Preferred dividend requirements                                --             1,098            --             2,015
                                                           --------        --------        --------        --------
Net loss applicable to common stock                        $ (8,398)       $ (8,202)       $(15,269)       $(17,341)
                                                           ========        ========        ========        ========

LOSS PER COMMON SHARE - BASIC
   AND DILUTED:

Net loss                                                   $  (0.58)       $  (0.49)       $  (1.06)       $  (1.05)
Dividend requirements on pay-in-kind preferred stock           --             (0.07)           --             (0.14)
                                                           --------        --------        --------        --------

Net loss per common share                                  $  (0.58)       $  (0.56)       $  (1.06)       $  (1.19)
                                                           ========        ========        ========        ========


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                        ---------------------------
                                                                          1999               2000
                                                                        --------           --------
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                             $(15,269)          $(15,326)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization expense                                  11,909             10,575
   Multi-client data library amortization expense                          1,002              4,753
   Cost of contractual rights purchase represented by non-cash              --
     Consideration                                                          --                1,470
   Loss  on sale of fixed assets                                              72                 49
   Provision for doubtful accounts                                           300                150
   Exchange (gain) loss, net                                                (554)               177
   Directors' stock compensation expense                                      30               --
   Other non-cash items                                                       39                377
CHANGES IN ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN:
   Accounts receivable                                                    12,396              5,763
   Inventories                                                                 2               (174)
   Prepaids                                                                2,739              2,121
   Work in process                                                          (472)               240
   Other assets                                                           (1,106)             1,022
   INCREASE (DECREASE) IN:
   Accounts payable                                                       (8,920)            (3,793)
   Accrued interest and other expenses                                    (1,504)            (2,740)
   Foreign income tax payable                                             (1,429)              (991)
   Other liabilities and deferred credits                                  2,554              1,684
                                                                        --------           --------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,789              5,357

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                              (3,622)              (802)
   Multi-client data library                                             (11,067)            (1,559)
   Proceeds from sale of assets                                                8                378
   Restricted cash                                                          (403)              --
                                                                        --------           --------

       NET CASH USED IN INVESTING ACTIVITIES                             (15,084)            (1,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock issue costs                                              --                 (462)
   Common stock issue costs                                                 --                    9
   Debt issue costs                                                          (12)              --
   Borrowings made                                                        32,643             26,923
   Repayment on borrowings                                               (25,488)           (29,885)
                                                                        --------           --------

       NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES                7,143             (3,415)
                                                                        --------           --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      371               (220)
                                                                        --------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (5,781)              (261)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           7,921              2,703
                                                                        --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  2,140           $  2,442
                                                                        ========           ========


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated balance sheet of Grant Geophysical, Inc. and subsidiaries (the "Company") as of June 30, 2000 and the related consolidated statements of operations for the three and six months ended June 30, 1999 and 2000 and the related statements of cash flows for the six months ended June 30, 1999 and 2000 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its consolidated subsidiaries contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000 the results of its operations for the three and six months ended June 30, 1999 and the results of its cash flows for the six months ended June 30, 1999 and 2000. Results of operations for the interim periods included herein are not necessarily indicative of results of operations for the full year periods. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Multi-client Data Library

    The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve-month period beginning at the completion of the acquisition and processing of each multi-client survey, costs are amortized based on revenues from such survey as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years. Amortization expense associated with the Company's multi-client data library was $.9 million and $1.0 million for the three months ended June 30, 1999 and 2000, respectively, and $1.0 million and $4.8 million for the six months ended June 30, 1999 and 2000, respectively. As of December 31, 1999 and June 30, 2000, accumulated amortization related to the Company's multi-client data library was $4.8 million and $9.6 million, respectively.

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

    On February 14, 2000, the Company completed significant modifications to the Loan and Security Agreement with Foothill and Elliott whereby the credit facility was increased from $25 million to $29 million. This was accomplished by increasing commitments under the revolving credit facility from $6 million to $10 million, subject to borrowing base limitations. Additionally, the term loan, which had been reduced through periodic payments to $10.1 million, was increased to the original outstanding balance of $11.5 million. At June 30, 2000, $7.5 million and $10.4 million were outstanding under the Elliott term loan and the Foothill term loan respectively, and $3.2 million was outstanding at June 30, 2000 under the Foothill revolving credit line.

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

(5)      SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                          ----------------
                                                                           1999      2000
                                                                          ------    ------
                                                                       (DOLLARS IN THOUSANDS)
CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
       Taxes, net of refunds                                              $  536   $  122
       Interest, net                                                       6,133    2,330

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

    The tables below present information about the Company's reported segments for the periods indicated (dollars in thousands):

                                                    UNITED                            LATIN
                                                    STATES             CANADA        AMERICA         FAR EAST         TOTAL
                                                   --------           --------      ---------       ----------      ---------
     FOR THE SIX MONTHS ENDED JUNE 30, 2000:

       Revenues ............................       $ 18,934           $ 11,310       $  7,151        $  4,157        $ 41,552
       Operating Income (Loss) .............         (8,465)(1)            305           (616)         (2,088)        (10,864)
       Depreciation and Amortization .......          9,794              2,993          1,107           1,434          15,328


     FOR THE SIX MONTHS ENDED JUNE 30, 1999:

       Revenues ............................       $ 18,274           $  6,435       $  2,295        $  6,204        $ 33,208
       Operating Income (Loss) .............         (5,338)              (397)        (2,549)         (1,684)         (9,968)
       Depreciation and Amortization .......          7,568              2,286          1,240           1,817          12,911

(1) Includes $3,821 non-recurring charge to operations from contractual rights purchase (see Note 2).

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

    The Company has acquired and processed seismic data for its own account by conducting surveys either partially or wholly funded by multiple customers. In this mode of operation, ownership of the data is retained by the Company and the data is licensed on a non-exclusive basis. Factors considered when determining whether to undertake a multi-client survey include the availability of customer commitments to offset a percentage of the project cost, the number of potential customers for the completed data, the location to be surveyed; the probability and timing of future lease, concession, exploration and development activity in the area; and the availability, quality and price of competing data. Although the Company anticipates obtaining commitments for a substantial majority of the cost of any future multi-client data survey and conducts market and cost analyses to determine the market demand and necessary funding prior to undertaking a project, it still may not be able to fully recoup its costs if it substantially underestimates the cost or overestimates market demand for such multi-client data survey.

    The Company also provides seismic data processing services through offices located in Dallas and Houston, Texas.

    The decrease in the price of oil and gas that occurred between the fourth quarter of 1998 and the first quarter of 1999 significantly reduced demand for the Company's services. Although commodity prices have recovered and are in fact at historically high levels, demand for land and transition zone seismic acquisition services remains severely depressed over levels experienced in recent years. The Company is unable to predict with any certainty when and the extent of which the market for seismic services is likely to recover and, until such time, will continue to experience significant operating losses. The Company's global seismic crew count has decreased from a high of twenty during 1998 to nine active crews at June 30, 2000. As a result, the Company's 2000 operating results were adversely affected.

    As of August 7, 2000, the Company was operating or mobilizing a total of 3 crews in the United States, 4 crews in Latin America, and 2 crews in Canada. For the three months ended June 30, 2000 the Company's total revenues were $16.8 million, with approximately 46.1% from the United States, 29.6% from Latin America, 14.2% from the Far East and 10.1% from Canada.

    For the six months ended June 30, 2000 the Company's total revenues were $41.6 million, with approximately 45.6% from the United States, 17.2% from Latin America, 10.0% from the Far East and 27.2% from Canada.

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

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED WITH THE THREE-MONTH PERIOD ENDED JUNE 30, 1999

    Revenues. Revenues for the three months ended June 30, 2000 were $16.8 million, compared with $10.5 million for the three months ended June 30, 1999. The increase of $6.3 million, or 60.0%, was primarily the result of increased sales from the Company's multi-client data library and increased U.S. and Canadian data acquisition revenues during the second quarter of 2000.

    Revenues from United States data acquisition operations decreased $.1 million, or 1.8%, from $5.5 million for the three months ended June 30, 1999 to $5.4 million for the three months ended June 30, 2000. This sharp decline in data acquisition revenues is due to reduced industry demand discussed above. During the second quarter of 2000, the Company performed $3.6 million of data acquisition services for an affiliated oil and gas exploration and production company.

    Revenues from seismic data processing operations were $.1 million for the second quarter of 2000 compared to $.4 million for the second quarter of 1999. The Company operated seismic data processing centers which processed both third-party and Company-owned multi-client data during 1999 in Midland, Dallas and Houston, Texas. In January 2000, the Company completed the consolidation of its Midland center with operations in the Houston seismic data processing center. The significant decline in revenues is due to reduced data acquisition activities.

    Revenues from the Canadian data acquisition operations increased $.6 million, or 60.0%, from $1.0 million for the second quarter ended June 30, 1999 to $1.6 million for the three months ended June 30, 2000. This was a continuation of the increased seismic activity which started during the fourth quarter of 1999. During the second quarter of 2000, an average of four to five land seismic crews were operating in Canada as compared to three during the first quarter of 1999.

    The Company began its multi-client data acquisition activities in the United States and Canada during 1998. Multi-client crew operations began in the second quarter of 1998 and were continuous through December 1999. During that time, 17 projects were completed in Texas, California, Wyoming and Canada covering a total of 1,648 square miles. There were 621 square miles completed in 1998. The cost of these projects was $23.7 million with approximately $18.6 million, or 78.4%, underwritten by third parties. There were 1,027 square miles completed in 1999. The cost of these projects was $41.3 million with approximately $18.4 million, or 44.5%, underwritten by third parties. Due to the continued depressed demand for seismic services, an inability to secure adequate initial customer underwriting and a lack of sufficient liquidity, the Company has substantially curtailed its strategy of building a multi-client data library in the southern United States. As long as these factors persist, the Company will be very selective in its decision to participate in multi-client projects. For the year 2000, the Company has committed to only three multi-client projects, located in Canada and the southern U.S. Estimated project costs are $2.5 million with a significant portion of the cash costs expected to be underwritten by third parties. Revenues associated with the underwritten portion of multi-client data programs are recognized as a component of the data acquisition revenues discussed above. Revenues from sales of the data library for the second quarter of 2000 was $2.3 million, compared to only $1.2 million for the second quarter of 1999.

    Revenues from data acquisition operations in Latin America increased $4.4 million, or 880%, from $.5 million for the second quarter of 1999 to $4.9 million for the second quarter of 2000. These revenue fluctuations are attributable to changes in working crew levels in the respective geographic areas resulting from activity levels of customers' exploration operations.

    Revenues from data acquisition operations in the Far East increased $.5 million, or 26.3%, from $1.9 million for the three months ended June 30, 1999 to $2.4 million for the three months ended June 30, 2000. During the second quarter of 1999, the Company operated one crew in Bangladesh, and there was no significant activity in Indonesia. During the second quarter of 2000, the Company operated one crew in Indonesia.

    Expenses. Direct operating expenses for the three months ended June 30, 2000 increased $6.5 million, or 100%, to $13.0 million, compared to $6.5 million for the three months ended June 30, 1999. This increase is primarily a result of higher levels of data acquisition activities in the second quarter of 2000.

    Selling, general and administrative expenses decreased $.3 million, or 10.3% to $2.6 million for the three months ended June 30, 2000 from $2.9 million for the three months ended June 30, 1999. This reduction is the result of the Company's ongoing efforts to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

    Depreciation and amortization decreased $.5 million, or 7.5%, to $6.2 million in the second quarter of 2000 from $6.7 million for the second quarter of 1999. This decrease reflects a reduction in the Company's net depreciable asset base for the year 2000. Capital expenditures were $133,000 and $3.1 million for the second quarter of 2000 and 1999, respectively.

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

    Other Income (Expenses). Interest expense, net, decreased $1.3 million to $1.8 million in the second quarter of 2000 from $3.1 million in the second quarter of 1999. This decrease is primarily related to Elliott and Westgate exchanging $56,320,000 of Senior Notes for Convertible Preferred Stock, effective January 19, 2000. Also included in the second quarter of 2000 is a new-recurring charge of approximately $.3 million relating to the negotiating of accelerated payments on notes receivable in exchange for discounts.

    Tax Provision. The income tax provision consisted of foreign income taxes. For the three months ended June 30, 2000 this includes a provision for taxes in Canada; for the three months ended June 30, 1999 this includes provisions for taxes in Guatemala, Ecuador, Bangladesh and Canada. No benefit for United States federal income tax loss carryforwards was recorded in either period, given the uncertainty of realization of such tax benefits.

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED WITH THE THREE-MONTH PERIOD ENDED JUNE 30, 1999

    Revenues. Revenues for the six months ended June 30, 2000 were $41.6 million, compared with $33.2 million for the six months ended June 30, 1999. The increase of $8.4 million, or 25.3%, was primarily the result of increased sales from the Company's multi-client data library and increased Canadian data acquisition revenues during the first six months of 2000.

    Revenues from United States data acquisition operations decreased $6.8 million, or 40.5%, from $16.8 million for the six months ended June 30, 1999 to $10.0 million for the six months ended June 30, 2000. This sharp decline in data acquisition revenues is due to reduced industry demand discussed above. During the first six months of 2000, the Company performed $6.1 million of data acquisition services for an affiliated oil and gas exploration and production company.

    Revenues from seismic data processing operations were $.3 million for the first half of 2000 compared to $.9 million for the first half of 1999. The Company operated seismic data processing centers which processed both third-party and Company-owned multi-client data during 1999 in Midland, Dallas and Houston, Texas. In January 2000, the Company completed the consolidation of its Midland center with operations in the Houston seismic data processing center. The significant decline in revenues is due to reduced data acquisition activities.

    Revenues from the Canadian data acquisition operations increased $4.2 million, or 42%, from $5.8 million for the first six months of 1999 to $10.0 million for the first six months of 2000. This was a continuation of the increased seismic activity which started during the fourth quarter of 1999. During the first two quarters of 2000, an average of 5 land seismic crews were operating in Canada as compared to 3 during the first two quarters of 1999.

    The Company began its multi-client data acquisition activities in the United States and Canada during 1998. Multi-client crew operations began in the second quarter of 1998 and were continuous through December 1999. During that time, 17 projects were completed in Texas, California, Wyoming and Canada covering a total of 1,648 square miles. There were 621 square miles completed in 1998. The cost of these projects was $23.7 million with approximately $18.6 million, or 78.4%, underwritten by third parties. There were 1,027 square miles completed in 1999. The cost of these projects was $41.3 million with approximately $18.4 million, or 44.5%, underwritten by third parties. Due to the continued depressed demand for seismic services, an inability to secure adequate initial customer underwriting and a lack of sufficient liquidity, the Company has substantially curtailed its strategy of building a multi-client data library in the southern United States. As long as these factors persist, the Company will be very selective in its decision to participate in multi-client projects. For the year 2000, the Company has committed to only three multi-client projects, located in Canada and the southern U.S. Estimated project costs are $2.5 million with a significant portion of the cash costs expected to be underwritten by third parties. Revenues associated with the underwritten portion of multi-client data programs are recognized as a component of the data acquisition revenues discussed above. Revenues from sales of the data library for the first six months of 2000 were $9.9 million, compared to only $1.2 for the first six months of 1999. During the quarter ended March 31, 2000, the Company sold a license in one of its multi-client data surveys to an affiliated oil and gas exploration and production company for approximately $2.3 million.

    Revenues for data acquisition operations in Latin America increased $4.9 million, or 213%, from $2.3 million in the first six months of 1999 to $7.2 million in the first six months of 2000. These revenue fluctuations are attributable to changes in working crew levels in the respective geographic areas resulting from activity levels of customers' exploration operations.

    Revenues for data acquisition operations in the Far East decreased $2.0 million, or 32.3%, from $6.2 million in the six months ended June 30, 1999 to $4.2 million in the six months ended June 30, 2000. During the first six months of 1999, the Company operated 2 crews in Bangladesh, and there was no significant activity in Indonesia. During the first six months of 2000, the Company operated one crew in Indonesia.

    Expenses. Direct operating expenses for the six months ended June 30, 2000 increased $4.5 million, or 19.1%, to $28.1 million, compared to $23.6 million for the six months ended June 30, 1999. This is primarily a result of decreased data acquisition activities in the first quarter.

    Selling, general and administrative expenses decreased $1.5 million, or 22.4%, to $5.2 million for the six months ended June 30, 2000 from $6.7 million for the six months ended June 30, 1999. This reduction is the result of the Company's ongoing efforts to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

    Depreciation and amortization increased $2.4 million, or 18.6%, to $15.3 million in the first six months of 2000 from $12.9 million for the first six months of 1999. This increase reflects additional amortization of the Company's multi-client projects resulting from the $3.8 million increase in data library sales in the first six months of 2000 over 1999. Capital expenditures were $802,000 and $3.6 million for the first six months of 2000 and the first six months of 1999, respectively.

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

    Other Income (Expenses). Interest expense, net, decreased $1.9 million to $3.9 million in the first six months of 2000 from 5.8 million in the first six months of 1999. This decrease is primarily related to Elliott and Westgate exchanging $56,320,000 of purchased Senior Notes for Convertible Preferred Stock, effective January 19, 2000.

    Tax Provision. The income tax provision consisted of foreign income taxes. For the six months ended June 30, 2000 this includes a provision for taxes in Canada; for the six months ended June 30, 1999 this includes provisions for taxes in Guatemala, Ecuador,

Bangladesh and Canada. No benefit for United States federal income tax loss carryforwards was recorded in either period, given the uncertainty of realization of such tax benefits.

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

    The Company generated $5,357,000 of cash from operating activities during the six months ended June 30, 2000 compared to $1,789,000 of cash generated from operating activities during the six months ended June 30, 1999. Although operating cash flows improved in the first and second quarters of 2000, the Company will need to attain profitable operating levels in order to provide sufficient cash flow to fund operating requirements and debt service obligations. During the six months ended June 30, 2000, the Company had data acquisition service revenues of $6.1 million and a multi-client data survey license sale of $2.3 million to an affiliated oil and gas exploration company. The Company believes there will be ongoing business opportunities with this customer; although there is no assurance such business activities will be at the level experienced during the first quarter.

    The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, and to make principal and interest payments required by the terms of its indebtedness. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations. International operations accounted for 54.8% of total revenues for the six months ended June, 2000.

    Capital expenditures for the three and six months ended June 30, 2000 were $133,000 and $802,000 respectively. Capital expenditures are used primarily to maintain the Company's seismic data acquisition and recording equipment. The original planned capital budget for 2000 was $5.1 million and remains subject to future crew activity and availability of capital resources. For the six months ended June 30, 2000, the Company committed approximately $2.5 million to fund operations for three multi-client data acquisition projects located in the Southern United States and Canada. Customer underwriting for those projects is expected to significantly fund cash project costs.

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

    The Company's operating results were positively impacted by foreign exchange gains of approximately $351,000 for the six months ended June 30, 1999, and negatively impacted by $177,000 of foreign exchange losses for the six months ended June 30, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company's results of operations and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical ten-percent increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent increase. The Company estimates that if prevailing market interest rates had been ten percent higher throughout the first and second quarter of 2000 and all other factors affecting the Company's debt remained the same, the Company's pretax loss would have been increased by approximately $219,000 and $407,000, respectively, for the three and six months ended June 30, 2000. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher during first three month of 2000, and all other factors affecting the Company's debt remained the same, fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $1 million at June 30, 2000. Given the composition of the Company's debt structure, the Company generally does not actively manage its interest rate risk, the relative magnitude of which has not changed materially since December 31, 1999.

    Due to a significant portion of the Company's current international operating activities being derived from Canada during the first and second quarters of 2000, there has not been a material change in exposure to foreign currency rate fluctuations since December 31, 1999.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None

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

         27.01    Financial data schedule (filed herein)


(b)      Reports on Form 8-K
         None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August, 2000.

                                                 GRANT GEOPHYSICAL, INC.

                                            By: /s/ THOMAS L. EASLEY
                                               -------------------------------
                                                    Thomas L. Easley
                                            Executive Vice President -
                                            Finance & Administration
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

   EXHIBIT NO.         DESCRIPTION
   -----------         -----------
     27.01         Financial Data Schedule