Form 10-Q
period 2000-09-30
GRANT GEOPHYSICAL INC
filed 2000-11-21
CIK 866722

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2000

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

                              Yes [X]   No [ ]

     As of November 10, 2000, 14,547,055 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public market for the common stock.



--------------------------------------------------------------------------------

* The Commission file number refers to a Form S-1 registration statement filed by the registrant under the Securities Act of 1933, which became effective January 12, 2000.

================================================================================

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000


                                                                                      PAGE(S)
                                                                                      -------
      PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

          Consolidated Balance Sheets as of December 31, 1999 and
             September 30, 2000........................................................  3

          Consolidated Statements of Operations for the Three and Nine
             Months Ended September 30, 1999 and 2000..................................  5

          Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 1999 and 2000...............................................  6

          Notes to Consolidated Financial Statements...................................  7

      Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations................................ 11

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............. 17

      PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings....................................................... 18

      Item 2.  Changes in Securities and Use of Proceeds............................... 18

      Item 6.  Exhibits and Reports on Form 8-K........................................ 18

      PART III.  SIGNATURES............................................................ 19

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                            DECEMBER 31,    SEPTEMBER 30,
                                                                1999            2000
                                                            ------------    -------------
                                                                             (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                 $  2,703        $    959
    Restricted cash                                                 17              17
    Accounts receivable:
       Trade(net of allowance for doubtful accounts of
            $352 and $461 at December 31, 1999 and
            September 30,
            2000, respectively)                                 18,345           6,763
       Other                                                       736           2,228
    Inventories                                                    446             384
    Prepaids                                                     4,392           1,787
    Work in process                                              1,570           3,857
                                                              --------        --------
       Total current assets                                     28,209          15,995

Property, plant and equipment                                   95,656          93,472
Less:  accumulated depreciation and amortization                42,136          54,729
                                                              --------        --------
       Net property, plant and equipment                        53,520          38,743

Multi-client data library, net                                  27,430          22,955
Goodwill, net                                                   35,387          33,710
Other assets                                                     5,450           2,217
                                                              --------        --------
       Total assets                                           $149,996        $113,620
                                                              ========        ========




                                                        (Continued on next page)

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                            DECEMBER 31,      SEPTEMBER 30,
                                                                                1999              2000
                                                                            ------------      -------------
                                                                                               (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable, current portion of long-term debt and
      capital lease obligations                                               $   8,247         $   6,971
   Accounts payable                                                              12,876             7,434
   Accrued expenses                                                               6,928             5,280
   Accrued interest                                                               3,832               691
   Foreign income taxes payable                                                   1,255               203
                                                                              ---------         ---------
   Total current liabilities                                                     33,138            20,579

Term loan-affiliate                                                               7,500             7,500
Long-term debt and capital lease obligations                                    112,209            51,598
Unearned revenue                                                                  2,167             5,749
Other liabilities and deferred credits                                            2,342             5,883

Stockholders' equity:
   Preferred stock, $.001 par value. Authorized 5,000,000 shares
   8% convertible preferred series, liquidation value $100 per share issued and outstanding -0- shares at December 31 1999 and
     561,832 shares at September 30, 2000                                            --            56,183
   8% exchangeable preferred series, liquidation value $100 per share;
     issued and outstanding 149,677 shares at December 31 1999 and
     -0- shares at September 30, 2000                                            14,968                --

   Common stock, $.001 par value.  Authorized  50,000,000 shares;
     issued and outstanding  14,544,055 and 14,547,055 shares at
     December 31, 1999 and September 30, 2000                                        15                15
   Additional paid-in capital                                                    42,111            58,867
   Accumulated deficit                                                          (63,074)          (90,354)
   Accumulated other comprehensive income                                        (1,380)           (2,400)
                                                                              ---------         ---------
     Total stockholders' equity                                                  (7,360)           22,311
                                                                              ---------         ---------
     Total liabilities and stockholders' equity                               $ 149,996         $ 113,620
                                                                              =========         =========


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)


                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                            -------------------------         -------------------------
                                                              1999             2000             1999             2000
                                                            --------         --------         --------         --------
                                                                   (UNAUDITED)                       (UNAUDITED)
Revenues                                                    $ 11,513         $  8,847         $ 44,721         $ 50,399

Expenses:
   Direct operating expenses                                  12,796            8,332           36,378           36,442
   Selling, general and administrative expenses                3,066            2,650            9,749            7,807
   Depreciation and amortization                               6,675            5,598           19,586           20,926
   Cost of contractual rights purchase                            --               --               --            3,821
   Charge for asset impairment                                 4,726               --            4,726               --
                                                            --------         --------         --------         --------
   Total costs and expenses                                   27,263           16,580           70,439           68,996
                                                            --------         --------         --------         --------
     Operating loss                                          (15,750)          (7,733)         (25,718)         (18,597)

Other income (expense):
   Interest, net                                              (3,003)          (1,674)          (8,811)          (5,575)
   Other                                                         (88)            (298)             840             (773)
                                                            --------         --------         --------         --------
      Total other expense                                     (3,091)          (1,972)          (7,971)          (6,348)
                                                            --------         --------         --------         --------
      Loss before taxes                                      (18,841)          (9,705)         (33,689)         (24,945)

Income tax expense                                                35                6              456               92
                                                            --------         --------         --------         --------

Net loss                                                     (18,876)          (9,711)         (34,145)         (25,037)
Preferred dividend requirements                                  (68)          (1,133)             (68)          (3,148)
                                                            --------         --------         --------         --------
Net loss applicable to common stock                         $(18,944)        $(10,844)        $(34,213)        $(28,185)
                                                            ========         ========         ========         ========
LOSS PER COMMON SHARE - BASIC
   AND DILUTED:

Net loss                                                    $  (1.31)        $  (0.67)        $  (2.37)        $  (1.72)
Dividend requirements on pay-in-kind preferred stock              --            (0.08)              --            (0.22)
                                                            --------         --------         --------         --------
Net loss per common share                                   $  (1.31)        $  (0.75)        $  (2.37)        $  (1.94)
                                                            ========         ========         ========         ========



          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      -------------------------
                                                                        1999             2000
                                                                      --------         --------
                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                           $(34,145)        $(25,037)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Charge for asset impairment                                           4,726               --
   Depreciation and amortization expense                                17,377           15,826
   Multi-client data library amortization expense                        2,209            5,100
   Cost of contractual rights purchase represented by non-cash
   Consideration                                                            --            1,470
   (Gain) loss on sale of fixed assets                                    (157)             165
   Provision for doubtful accounts                                         450              200
   Exchange (gain) loss, net                                              (474)             476
   Directors' stock compensation expense                                    30               --
   Other non-cash items                                                     59              387
CHANGES IN ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN:
   Accounts receivable                                                  12,424            9,890
   Inventories                                                              70               62
   Prepaids                                                              1,685            2,605
   Work in process                                                          82           (2,287)
   Other assets                                                          2,627            1,094
   INCREASE (DECREASE) IN:
   Accounts payable                                                     (6,363)          (5,442)
   Accrued interest and other expenses                                  (2,864)          (4,548)
   Foreign income tax payable                                           (2,036)          (1,052)
   Other liabilities and deferred credits                                2,099            7,123
                                                                      --------         --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (2,201)           6,032

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                            (4,649)          (1,045)
   Multi-client data library                                           (20,329)          (1,471)
   Proceeds from sale of assets                                            239              392
   Restricted cash                                                          89               --
                                                                      --------         --------
       NET CASH USED IN INVESTING ACTIVITIES                           (24,650)          (2,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                             8,250               --
   Preferred stock issue costs                                              --             (462)
   Common stock issue costs                                                 --                9
   Debt issue costs                                                       (940)              --
   Borrowings made                                                      49,061           34,823
   Repayment on borrowings                                             (35,746)         (39,476)
                                                                      --------         --------
       NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES             20,625           (5,106)
                                                                      --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    254             (546)
                                                                      --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (5,972)          (1,744)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         7,921            2,703
                                                                      --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  1,949         $    959
                                                                      ========         ========


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated balance sheet of Grant Geophysical, Inc. and subsidiaries (the "Company") as of September 30, 2000 and the related consolidated statements of operations for the three and nine months ended September 30, 1999 and 2000 and the related statements of cash flows for the nine months ended September 30, 1999 and 2000 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its consolidated subsidiaries contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000, the results of its operations for the three and nine months ended September 30, 1999 and 2000 and the results of its cash flows for the nine months ended September 30, 1999 and 2000. Results of operations for the interim periods included herein are not necessarily indicative of results of operations for the full year periods. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

    Business Conditions

    The decrease in the price of oil and gas that occurred between the fourth quarter of 1998 and the first quarter of 1999 significantly reduced demand for the Company's services. Although commodity prices have since recovered and are in fact at historically high levels, demand for land and transition zone seismic acquisition services remains severely depressed over levels experienced in recent years. The Company is unable to predict with any certainty when and the extent to which the market for seismic services is likely to recover and, until such time, will continue to experience significant operating losses. The Company's global seismic crew count has decreased from a high of twenty during 1998 to six active crews at September 30, 2000. As a result, the Company's 2000 operating results have been adversely affected.

    The Company will require substantial cash flow to continue operations on a satisfactory basis, fund essential capital expenditures and meet its principal and interest obligations with respect to the Senior Notes, the Loan Agreement and its other indebtedness. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions and other factors beyond the Company's control. As discussed in note 4, $5 million of liquidity for working capital purposes was provided during the quarter ended September 30, 2000 from the sale of net revenue interest in the Company's multi-client data library to Elliott. An additional $2.5 million was received subsequent to September 30, 2000, representing the maximum level available under the existing agreement. If the Company is unable to generate sufficient cash flow from operations or otherwise comply with the terms of the indenture, the Loan Agreement or its other debt instruments, it may be required to obtain additional equity or debt financing or sell assets. The Company has been dependent on one of its principal stockholders, Elliot, to provide funding at times for working capital and such needs are expected to continue. There are presently no committed funding arrangements for future needs from Elliot or other third parties. There can be no assurance that additional financing will be available on commercially acceptable terms or that such financing will be available at all.

    The Company believes that should low demand for data acquisition services persist for a prolonged period, if the Company cannot obtain funding, or if management's actions are not effective in reducing the Company's operating losses and low level of cash flows; these conditions will have a material adverse effect on the Company's financial position and results of operations and its ability to continue as a going concern.

    There are no adjustments in the accompanying financial statements involving the classification or carrying amount of assets or liabilities should the Company not be successful in obtaining necessary funding or attaining sufficient cash flow from operations.

    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Multi-client Data Library

    The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve-month period beginning at the completion of the acquisition and processing of each multi-client survey, costs are amortized based on revenues from such survey as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years. Amortization expense associated with the Company's multi-client data library was $1.2 million and $.3 million for the three months ended September 30, 1999 and 2000, respectively, and $2.2 million and $5.1 million for the nine months ended September 30, 1999 and 2000, respectively. As of December 31, 1999 and September 30, 2000, accumulated amortization related to the Company's multi-client data library was $4.8 million and $9.9 million, respectively.

    On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey or group of surveys.

    Asset Impairment

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To be Disposed Of", long-lived assets and certain identifiable intangibles are written down to their current fair value whenever events or changes in circumstances indicate that the carrying amount of these assets are not recoverable. These events or changes in circumstances may include but are not limited to a significant change to the extent in which an asset is used, a significant decrease in the market value of the asset, or a projection or forecast that demonstrated continuing losses associated with an asset. If an impairment is determined, the asset is written down to its current fair value and a loss is recognized. The charge for asset impairment of $4,726,000 for the three and nine months ended September 30, 1999 to reduce the carrying value of the multi-client data library to net realizable value, based on future licensing prospects for such data.

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

    Income (Loss) Per Common Share

    In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period without any dilutive effects considered. Diluted income (loss) per common share reflects dilution for all potentially dilutive securities, including convertible securities. Cumulative preferred stock dividend requirements are deducted in calculating net income (loss) applicable to the common stockholders.

    Reclassifications

    Certain amounts previously reported have been reclassified to conform to current year financial statement presentations.

(2) DEBT

    At December 31, 1999, the Company's primary secured credit facility was represented by a Loan and Security Agreement (the "Loan Agreement") with Foothill Capital Corporation ("Foothill") and Elliott Associates, L.P. ("Elliott"), one of the two principal stockholders of the Company, pursuant to which the Company could borrow up to $6,000,000 through a revolving facility and up to $19,000,000 through two term loans. The Loan Agreement imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make other distributions in cash or certain property, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company or its subsidiaries, make Investments (as defined in the Loan Agreement) and maintain a minimum EBITDA (earnings before interest, tax, depreciation and amortization) level, as defined in the Loan Agreement.

    On February 14, 2000, the Company completed significant modifications to the Loan and Security Agreement with Foothill and Elliott whereby the credit facility was increased from $25 million to $29 million. This was accomplished by increasing commitments under the revolving credit facility from $6 million to $10 million, subject to borrowing base limitations. Additionally, the term loan, which had been reduced through periodic payments to $10.1 million, was increased to the original outstanding balance of $11.5 million. At September 30, 2000, $7.5 million and $9.3 million were outstanding under the Elliott term loan and the Foothill term loan, respectively, and $2.5 million, the maximum amount then allowable under the borrowing base computations, was outstanding at September 30, 2000 under the Foothill revolving credit line.

    Pursuant to a registration statement declared effective on January 12, 2000, the Company offered to exchange (the "Exchange Offer") $100,000,000 aggregate principal amount of its then outstanding Senior Notes due 2008 ("Senior Notes") for new shares of its 8% Convertible Preferred Stock ("Convertible Preferred Stock") with an aggregate liquidation value equal to 65% of the aggregate principal amount of the Senior Notes tendered plus 100% of the accrued and unpaid interest thereon through the date of the exchange. On January 19, 2000, a total of $56,320,000 of the Senior Notes, together with $2,364,000 of accrued and unpaid interest, were exchanged for 389,722 shares of the Convertible Preferred Stock. The Senior Notes exchanged represented all of the Senior Notes previously held by Elliott and Westgate International, L.P. ("Westgate"), the other principal stockholder of the Company. No other Senior Notes were tendered and the Exchange Offer expired on February 7, 2000. The difference between the carrying value of the Senior Notes and the Convertible Preferred Stock has been reflected as an increase to additional paid-in capital due to the related party nature of the exchange. The Company intends to pay dividends on the Convertible Preferred Stock in additional shares of Convertible Preferred Stock until further notice.

    In connection with the Exchange Offer, the Company solicited consents from the holders of its Senior Notes in order to amend definitions and to modify certain restrictive covenants in the indenture governing the Senior Notes. Such modifications amended the definition of permitted indebtedness to allow for the increase of incurred debt from $25 million to $50 million, increased additional indebtedness from $7.5 million to $10 million and permitted the payment of dividends on the Convertible Preferred Stock in additional shares of Convertible Preferred Stock. The consent of holders of a majority of the outstanding principal amount of the Senior Notes held by holders other than Grant, its subsidiaries and affiliates was required to approve the proposed amendments to the indenture. The consent was approved on January 19, 2000. Following the tender of the Senior Notes by Elliott and Westgate, the Company executed a First Supplemental Indenture with LaSalle Bank National Association, the trustee, dated January 19, 2000 that caused the approved amendments to take effect.

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

    In connection with the Exchange Offer, the Company issued 389,722 shares of 8% Convertible Preferred Stock in exchange for $56,320,000 aggregate principal amount of Senior Notes, together with $2,364,000 of accrued unpaid interest. On February 7, 2000 the Company issued 153,194 shares of 8% Convertible Preferred Stock in exchange for all the outstanding shares of 8% Exchangeable Preferred Stock.

(4) CONTRACTUAL RIGHTS PURCHASE

    On March 17, 2000, the Company completed the purchase of contractual rights held by a broker having multiple-year marketing rights for certain of the Company's multi-client data surveys. Further data sales and transfer fee commissions will not be payable to this broker, except for two designated data surveys. Consideration provided by the Company for the purchase of such contractual interests included $2.3 million cash paid at closing; a $700,000 8% promissory note payable in 12 quarterly installments; assignments to the broker of interests held in certain of the Company's data surveys, partially offset by assignment to the Company of the broker's interest in a data survey; and, assignment of a portion of an overriding royalty interest held by the Company in one designated data survey. For financial reporting purposes, the Company recorded in the three month period ended March 31, 2000 a non-recurring charge to operations of $3.8 million, consisting of the monetary consideration paid of $3 million and the net estimated fair value of property interests exchanged of $.8 million.

(5) MULTI-CLIENT DATA LIBRARY NET REVENUE INTEREST SALE

    In August 2000, the Company, entered into an agreement with Elliott to assign, from time to time, a net revenue interest in certain geological and geophysical data included in the U.S. multi-client data library for an amount up to $7.5 million. Proceeds from net revenue interest sales, together with a computed preferred return of 1% per month are payable from future sales of multi-client data.

    For financial reporting purposes, at September 30, 2000 proceeds to the Company of $5,000,000 have been classified as other liabilities and deferred credits in the accompanying consolidated balance sheet. Additional net revenue interest sales of $2,500,000 have been made subsequent to September 30, 2000, which represents the maximum level available under the existing agreement.


(6) SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                          1999           2000
                                                         ------        --------
                                                         (DOLLARS IN THOUSANDS)
CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
       Taxes, net of refunds                            $   547        $   241
       Interest, net                                     10,671          4,568

    As discussed in Note 2, on January 19, 2000 a total of $56,320,000 aggregate principal amount of the Company's then outstanding Senior Notes, together with $2,364,000 of accrued and unpaid interest, were exchanged for 389,722 shares of the Company's 8% Convertible Preferred Stock. The difference between the carrying value of the Senior Notes exchanged and the Convertible Preferred Stock has been reflected as an increase in additional paid-in capital due to the related party nature of the exchange.

(7) SEGMENT INFORMATION

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

    The tables below present information about the Company's reported segments for the periods indicated (dollars in thousands):

                                                       UNITED                             LATIN
                                                       STATES           CANADA           AMERICA         FAR EAST          TOTAL
                                                      --------         --------         --------         --------         --------
FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 2000:

  Revenues.......................................     $ 21,710         $ 13,612         $ 10,916         $  4,161         $ 50,399
  Operating Income (Loss)(1).....................      (13,084)            (748)          (1,763)          (3,002)         (18,597)
  Depreciation and Amortization..................       13,243            4,211            1,616            1,856           20,926

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

  Revenues.......................................     $ 26,606         $  7,907         $  3,912         $  6,296         $ 44,721
  Operating Income (Loss)........................      (15,504)          (1,125)          (6,180)          (2,908)         (25,718)
  Depreciation and Amortization..................       12,029            3,119            1,881            2,557           19,586

(1) Includes $3,821 non-recurring charge to operations in the U.S. from contractual rights purchase (see Note 4).

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

    The Company provides seismic data processing services through offices located in Dallas and Houston, Texas.

    The Company began its multi-client data acquisition activities in the United States and Canada during 1998 continuing through December 1999. During that time, 17 projects were completed in Texas, California, Wyoming and Canada covering a total of 1,648 square miles. The cost of these projects was $41.3 million with approximately $18.4 million, or 44.5%, underwritten by third parties. Due to the continued depressed demand for seismic services, an inability to secure adequate initial customer underwriting and a lack of sufficient liquidity, the Company, in the first quarter of 2000, curtailed its strategy of building a multi-client data library in the southern United States. As long as these factors persist, the Company will be very selective in its decision to participate in projects only partially funded by customers.

    The decrease in the price of oil and gas that occurred between the fourth quarter of 1998 and the first quarter of 1999 significantly reduced demand for the Company's services. Although commodity prices have since recovered and are in fact at historically high levels, demand for land and transition zone seismic acquisition services remains severely depressed over levels experienced in recent years. The Company is unable to predict with any certainty when and the extent to which the market for seismic services is likely to recover and, until such time, will continue to experience significant operating losses. The Company's global seismic crew count has decreased from a high of twenty during 1998 to six active crews at September 30, 2000. As a result, the Company's 2000 operating results have been adversely affected.

    As of September 30, 2000, the Company was operating or mobilizing two crews in the United States, three crews in Latin America, and one crew in Canada. For the three months ended September 30, 2000 the Company's total revenues were $8.8 million, with approximately 31.8% from the United States, 42.0% from Latin America, and 26.2% from Canada.

    For the nine months ended September 30, 2000 the Company's total revenues were $50.4 million, with approximately 43.1% from the United States, 21.6% from Latin America, 8.3% from the Far East and 27.0% from Canada.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

    Revenues. Revenues for the three months ended September 30, 2000 were $8.8 million, compared with $11.5 million for the three months ended September 30, 1999. The decrease of $2.7 million, or 23.5%, was primarily the result of decreased data acquisition revenue in the U.S., lower sales from the Company's multi-client data library, partially offset by increased data acquisition activities in Latin America.

    Revenues from United States data acquisition operations decreased $4.8 million, or 70.6%, from $6.8 million for the three months ended September 30, 1999 to $2.0 million for the three months ended September 30, 2000. This sharp decline in data acquisition revenues is due to reduced industry demand discussed above.

    Revenues from seismic data processing operations were $.1 million for the third quarter of 2000 compared to $.3 million for the third quarter of 1999. The Company operated seismic data processing centers which processed both third-party and Company-owned multi-client data during 1999 in Midland, Dallas and Houston, Texas. In January 2000, the Company completed the consolidation of its Midland center with operations in the Houston seismic data processing center. The significant decline in revenues is due to reduced data acquisition activities.

    Revenues from the Canadian data acquisition operations increased $.7 million, or 50%, from $1.4 million for the third quarter ended September 30, 1999 to $2.1 million for the three months ended September 30, 2000. This was a continuation of the increased seismic activity which started during the fourth quarter of 1999. During the third quarter of 2000, a range of one to four land seismic crews were operating in Canada as compared with one to two during the third quarter of 1999.

    Revenues from sales of the data library for the third quarter of 2000 was $.7 million, compared to $1.2 million for the third quarter of 1999. This decrease is due to the timing of sales.

    Revenues from data acquisition operations in Latin America increased $2.2 million, or 137.5%, from $1.6 million for the third quarter of 1999 to $3.8 million for the third quarter of 2000; primarily due to increased activity in Mexico.

    Data acquisition operations in the Far East were essentially inactive for both the 1999 and 2000 quarters.

    Expenses. Direct operating expenses for the three months ended September 30, 2000 decreased $4.5 million, or 35.2%, to $8.3 million, compared to $12.8 million for the three months ended September 30, 1999. This is primarily a result of higher levels of data acquisition activities in the third quarter of 1999 and losses on certain Latin American contracts during the 1999 quarter.

    Selling, general and administrative expenses decreased $.4 million, or 12.9% to $2.7 million for the three months ended September 30, 2000 from $3.1 million for the three months ended September 30, 1999. This reduction is the result of the Company's ongoing efforts to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

    Depreciation and amortization decreased $1.1 million, or 16.4%, to $5.6 million in the third quarter of 2000 from $6.7 million for the third quarter of 1999. This decrease reflects a reduction in the Company's net depreciable asset base for the year 2000. Capital expenditures were $.2 million and $1.0 million for the third quarter of 2000 and 1999, respectively.

    Other Income (Expenses). Interest expense, net, decreased $1.3 million to $1.7 million in the third quarter of 2000 from $3.0 million in the third quarter of 1999. This decrease is primarily related to Elliott and Westgate exchanging $56,320,000 aggregate principal amount of Senior Notes for Convertible Preferred Stock, effective January 19, 2000.

    Tax Provision. The income tax provision consisted of foreign income taxes. No benefit for United States federal income tax loss carryforwards was recorded in either period, given the uncertainty of realization of such tax benefits.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

    Revenues. Revenues for the nine months ended September 30, 2000 were $50.4 million, compared with $44.7 million for the nine months ended September 30, 1999. The increase of $5.7 million, or 12.75%, was primarily the result of increased sales from the Company's multi-client data library and increased Canadian and Latin American data acquisition revenues during the first nine months of 2000.

    Revenues from United States data acquisition operations decreased $11.6 million, or 49.2%, from $23.6 million for the nine months ended September 30, 1999 to $12.0 million for the nine months ended September 30, 2000. This sharp decline in data acquisition revenues is due to reduced U.S. demand for seismic services discussed above. During the first nine months of 2000, the Company performed $6.1 million of data acquisition services for an affiliated oil and gas exploration and production company.

    Revenues from seismic data processing operations were $.4 million for the first nine months of 2000 compared to $1.2 million for the first nine months of 1999. The Company operated seismic data processing centers which processed both third-party and Company-owned multi-client data during 1999 in Midland, Dallas and Houston, Texas. In January 2000, the Company completed the consolidation of its Midland center with operations in the Houston seismic data processing center. The significant decline in revenues is due to reduced data acquisition activities.

    Revenues from the Canadian data acquisition operations increased $4.9 million, or 67.1% from $7.3 million for the first nine months of 1999 to $12.2 million for the first nine months of 2000. This was a continuation of the increased seismic activity in Canada which started during the fourth quarter of 1999. During the first three quarters of 2000, there were additional crews operating on larger contracts in Canada as compared with the same period of 1999.

    Revenues from sales of the data library for the first nine months of 2000 were $10.7 million, compared to only $2.4 million for the first nine months of 1999. During the 2000 period, the Company sold a license in one of its multi-client data surveys to an affiliated oil and gas exploration and production company for approximately $2.3 million.

    Revenues from data acquisition operations in Latin America increased $7.0 million, or 179.5%, from $3.9 million in the first nine months of 1999 to $10.9 million in the first nine months of 2000. These revenue fluctuations are attributable to changes in working crew levels in the respective geographic areas resulting from activity levels of customers' exploration operations.

    Revenues from data acquisition operations in the Far East decreased $2.1 million, or 33.3%, from $6.3 million in the nine months ended September 30, 1999 to 4.2 million in the nine months ended September 30, 2000. During the first nine months of 1999, the Company operated two crews in Bangladesh, and there was no significant activity in Indonesia. During the first six months of 2000, the Company operated one crew in Indonesia.

    Expenses. Direct operating expenses for the nine months ended September 30, 2000 were flat compared to the nine months ended September 30, 1999.

    Selling, general and administrative expenses decreased $1.9 million, or 19.6%, to $7.8 million for the nine months ended September 30, 2000 from $9.7 million for the nine months ended September 30, 1999. This reduction is the result of the Company's ongoing efforts to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

    Depreciation and amortization increased $1.3 million, or 6.6%, to $20.9 million in the first nine months of 2000 from $19.6 million for the first nine months of 1999. This increase reflects additional amortization of the Company's multi-client projects resulting from the $8.3 million increase in data library sales in the first nine months of 2000 over 1999. Capital expenditures were $1.0 million and $4.6 million for the first nine months of 2000 and the first nine months of 1999, respectively.

    As discussed in Note 4 to the accompanying financial statements, on March 17, 2000 the Company completed the purchase of contractual rights held by a broker having multiple-year marketing rights for certain of the Company's multi-client data surveys. For financial reporting purposes, the Company recorded, during the quarter ended March 31, 2000, a non-recurring charge to operations of $3.8 million consisting of the monetary consideration paid of $3 million and the net estimated fair value of property interests exchanged of $.8 million. The Company expects to recoup the contract rights purchase through increased future data sales with a reduced brokerage commission structure.

    Other Income (Expenses). Interest expense, net, decreased $3.2 million to $5.6 million in the first nine months of 2000 from $8.8 million in the first nine months of 1999. This decrease is primarily related to Elliott and Westgate exchanging $56,320,000 of purchased Senior Notes for Convertible Preferred Stock, effective January 19, 2000.

    Tax Provision. The income tax provision consisted of foreign income taxes. No benefit for United States federal income tax loss carryforwards was recorded in either period, given the uncertainty of realization of such tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's internal sources of liquidity are its working capital and, to the extent generated, cash flow from operations, including multi-client data library sales. On February 14, 2000, the Company completed significant modifications to its Loan and Security Agreement with Foothill and Elliott dated May 11, 1999. Initial available borrowings under this secured credit facility were increased from $25 million to $29 million. This was accomplished by increasing commitments under the revolving credit facility from $6 million to $10 million, subject to borrowing base limitations. Additionally, the term loan, which had been reduced through periodic payments to $10.1 million, was increased to the original outstanding balance of $11.5 million. Substantially all of available borrowings under the revolving credit facility are drawn at the current time.

    In August 2000, the Company, entered into an agreement with Elliott to assign, from time to time, a net revenue interest in certain geological and geophysical data included in the U.S. multi-client data library for an amount up to $7.5 million. Proceeds from net revenue interest sales, together with a computed preferred return of 1% per month are payable from future sales of multi-client data. For financial reporting purposes, at September 30, 2000 proceeds to the Company of $5,000,000 have been classified in other liabilities and deferred credits in the accompanying consolidated balance sheet. Additional net revenue interest sales of $2,500,000 have been made subsequent to September 30, 2000.

    The Company generated $6.0 million of cash from operating activities during the nine months ended September 30, 2000 compared to $2.2 million of cash used in operating activities during the nine months ended September 30, 1999. Although operating cash flows improved in the first three quarters of 2000, primarily as a result of the transaction with Elliott described above, the Company will need to attain profitable operating levels in order to provide sufficient cash flow to fund operating requirements and debt service obligations. During the nine months ended September 30, 2000, the Company had data acquisition service revenues of $6.1 million and a multi-client data survey license sale of $2.3 million to an affiliated oil and gas exploration company.

    The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, and to make principal and interest payments required by the terms of its indebtedness. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations. International operations accounted for 57% of total revenues for the nine months ended September, 2000.

    Capital expenditures for the three and nine months ended September 30, 2000 were $.2 million and $1.0 million respectively. Capital expenditures are used primarily to maintain the Company's seismic data acquisition and recording equipment. The original planned capital budget for 2000 was $5.1 million, although subsequently reduced to approximately $3 million to take into account anticipated crew activity and availability of capital resources.

    As a result of continuing low U.S. demand for land seismic data acquisition services, net losses for the nine months ended September 30, 2000 were $25 million compared to $34.1 million for the comparable 1999 period. Initiatives taken during 1999 and 2000 to reduce costs have consisted of: (a) closing and or consolidating certain U.S. field offices and foreign operations; (b) reducing personnel levels; and (c) consolidating certain administrative functions.

    Primarily because of increased sales of multi-client data, increased operating activity in Canada and Latin America, cost reduction steps discussed above, the Elliott net revenue interest sale discussed above and working capital management improvements; $6 million in cash was generated from operating activities for the nine months ended September 30, 2000, compared to $2.2 million of cash utilized in operating activities for the nine months ended September 30, 1999.

    The Company will require substantial cash flow to continue operations on a satisfactory basis, fund essential capital expenditures and meet its principal and interest obligations with respect to the Senior Notes, the Loan Agreement and its other indebtedness. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions and other factors beyond the Company's control. As discussed above, $5 million of liquidity for working capital purposes was provided during the quarter ended September 30, 2000 from the sale of net revenue interest in the Company's multi-client data library to Elliott. An additional $2.5 million was received subsequent to September 30, 2000, representing the maximum level available under the existing agreement. If the Company is unable to generate sufficient cash flow from operations or otherwise comply with the terms of the indenture, the Loan Agreement or its other debt instruments, it may be required to obtain additional equity or debt financing or sell assets. The Company has been dependent on one of its principal stockholders, Elliot, to provide funding at times for working capital and such needs are expected to continue. There are presently no committed funding arrangements for future needs from Elliot or other third parties. There can be no assurance that additional financing will be available on commercially acceptable terms or that such financing will be available at all.

    The Company believes that should low demand for data acquisition services persist for a prolonged period, if the Company cannot obtain funding, or if management's actions are not effective in reducing the Company's operating losses and low level of cash flows; these conditions will have a material adverse effect on the Company's financial position and results of operations and its ability to continue as a going concern. There are no adjustments in the accompanying financial statements involving the classification or carrying amount of assets or liabilities should the Company not be successful in obtaining necessary funding or attaining sufficient cash flow from operations.

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

    The Company's operating results were positively impacted by foreign exchange gains of approximately $.5 million for the nine months ended September 30, 1999, and negatively impacted by $.5 million of foreign exchange losses for the nine months ended September 30, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative financial instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value, with changes in fair value recognized currently in earnings. On July 7, 1999, the FASB delayed the effective date of SFAS No. 133 for one year. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements, SFAS No. 133, as revised by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is in the process of assessing the impact of adoption.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    From time to time, information provided by the Company, statements by its employees or information included in written material, such as press releases and filings (including this Form 10-Q Quarterly Report) with the Commission (including portions of the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and certain other sections contained in such filings) may contain "forward-looking" statements within the meaning of Section 27A of the Securities Exchange Act of 1934.

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

                                    PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         Etica Valdez and Marta G. Garza, on behalf of themselves and all others similarly situated v. Grant Geophysical, Inc. and Millennium Seismic, Inc.,
No. DC-00-214 on the docket of the 229th Judicial District, Starr County, Texas. On August 18, 2000, two residents of Starr County filed this purported class action against the Company and Millennium Seismic, Inc., seeking to represent a class of all owners of any mineral estate located in Texas from which three-dimensional (3-D) geophysical information was extracted by either or both of the defendants.

         The plaintiffs generally allege that the Company and Millennium conducted 3-D seismic surveys in Texas without obtaining permission from the mineral estate owners and sold the information obtained from those surveys to third parties. The plaintiffs seek remedies including unspecified damages, injunctive relief, and attorneys fees from the Company and Millennium. The Company and Millennium have each answered the plaintiffs' complaint, denying all liability.

         This litigation is in the earliest stages, and its outcome and the costs of defending it cannot be predicted at this time. The Company believes that the claims are without merit and intends to defend itself vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2000, the Company issued 10,987 shares of its 8% convertible preferred stock to satisfy payment-in-kind dividend requirements on such stock issue. The issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2)/4(6) of the Securities Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company's results of operations and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical ten-percent increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent increase. The Company estimates that if prevailing market interest rates had been ten percent higher throughout the three quarters of 2000 and all other factors affecting the Company's debt remained the same, the Company's pretax loss would have been increased by approximately $182,000 and $589,000 respectively, for the three and nine months ended September 30, 2000. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher during first nine months of 2000, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $2.5 million at September 30, 2000. Given the composition of the Company's debt structure, the Company generally does not actively manage its interest rate risk, the relative magnitude of which has not changed materially since December 31, 1999.

    Due to a significant portion of the Company's current international operating activities being derived from Canada during the three quarters of 2000, there has not been a material change in exposure to foreign currency rate fluctuations since December 31, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

    10.01 Amended and Restated Receipt, Assignment and Conveyance of Net Revenue Interest as of August 30, 2000 by Grant Geophysical Corp. and Elliott Associates, L.A.

    27.01     Financial data schedule (filed herein)

(b) Reports on Form 8-K - On August 22, 2000, a report on Form 8-K was filed reporting the discontinuance of PriceWaterhouseCoopers as the Company's independent auditors.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 20th day of November, 2000.


                                         GRANT GEOPHYSICAL, INC.

                                    By: /s/ THOMAS L. EASLEY
                                        --------------------
                                        Thomas L. Easley
                                        Executive Vice President - Finance &
                                        Administration (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
  NO.                        DESCRIPTION
-------                 -----------------------
  10.01                 Amended and Restated Receipt, Assignment and Conveyance
                        of Net Revenue Interest

  27.01                 Financial Data Schedule