Form 10-K
period 2000-12-31
GRANT GEOPHYSICAL INC
filed 2001-04-17
CIK 866722

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ ]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                       COMMISSION FILE NUMBER: 333-89863*

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

     Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [ ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 26, 2001, 14,547,055 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

The Commission file number refers to a Form S-1 registration statement filed by the Registrant under the Securities Act of 1933, which became effective January 12, 2000.

================================================================================

                             GRANT GEOPHYSICAL, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----

                                                   PART I

Item 1.  Business.....................................................................................   1
Item 2.  Properties...................................................................................   7
Item 3.  Legal Proceedings............................................................................   8
Item 4.  Submission of Matters to a Vote of Security Holders..........................................   8

                                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters....................   8
Item 6.  Selected Financial Data......................................................................   9
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations...................................................................................  10
Item 7A  Quantitative and Qualitative Disclosures about Market Risk...................................  16
Item 8.  Financial Statements and Supplementary Data..................................................  17
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure...................................................................................  17

                                                  PART III

Item 10. Directors and Executive Officers of the Company..............................................  17
Item 11. Executive Compensation.......................................................................  19
Item 12. Security Ownership of Certain Beneficial Owners and Management...............................  21
Item 13. Certain Relationships and Related Transactions...............................................  21

                                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................  22

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         Grant Geophysical, Inc., a Delaware corporation (together with its subsidiaries, "Grant," or the "Company"), is a leading provider of seismic data acquisition services in land and transition zone environments in selected markets, including the United States and Canada. Grant also markets seismic data acquisition services in Latin America, the Middle East and the Far East. The Company has participated in the seismic data acquisition services business in the United States and Latin America since the 1940s, the Far East since the 1960s and Canada since the 1970s. The Company's seismic data acquisition services typically are provided on an exclusive contract basis to domestic and international oil and gas exploration and production companies and seismic data marketing companies. Grant also provides seismic data processing services through offices located in Dallas and Houston, Texas and Quito, Ecuador.

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

         The market for seismic land acquisition, both domestically and in certain international regions remained significantly depressed throughout 2000. Capital spending by oil and gas exploration and production companies on seismic data acquisition and processing has continued to be substantially decreased from levels experienced in 1998. The Company's world-wide seismic crew count averaged 18 to 20 during 1998; 10 to 12 during 1999 and 6 to 11 during 2000. As of March 26, 2001, the Company had 9 active crews. As a result of the decline in crew activity, the Company sustained significant operating losses in 1999 and 2000 and such losses are expected to continue at least through the first half of 2001. Management has implemented a business plan in 2001 with the specific objectives of improving profitability and generating positive operating cash flow through intensified sales and marketing, tighter cost controls and reduced overhead expenses.(See Item 7, Management's Discussion and Analysis of
Financial Condition and Results of Operations--Liquidity and Capital Resources and Note 2 of Notes to Consolidated Financial Statements).

         As of March 26, 2001, the Company was operating or mobilizing one crew in the United States, four crews in Latin America, three crews in Canada and one crew in the Far East. For the year ended December 31, 2000, the Company's total revenues were $66.2 million, with approximately 40.6% from the United States, 30.5% from Latin America, 6.3% from the Far East and 22.6% from Canada.

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

         Once recorded by the seismic data acquisition crew, seismic data is computer processed to enhance the recorded signal by reducing noise and distortion and improving resolution to produce a representation of the survey site's subsurface structures. The Company presently has three data processing centers at which it performs seismic data processing services. These centers are located in Houston and Dallas, Texas and Quito, Ecuador.

         The Company markets its seismic data acquisition and processing services from its Houston and Calgary corporate offices and its regional and international administrative centers by personnel whose duties include technical, supervisory or executive responsibilities. The Company generally acquires seismic data on an exclusive contract basis for oil and gas companies on:

         o    a turnkey basis, which provides a fixed fee for each project;

         o a term basis, which provides for a periodic fee during the term of the project; or,

         o a cost-plus basis, which provides that the costs of a project, plus a percentage fee, are borne by the customer.

         In addition the Company, in the United States and Canada, acquires and owns certain multi-client seismic data that is marketed broadly on a non-exclusive basis to oil and gas companies.

         The Company conducts a substantial portion of its business in currencies other than the U.S. or Canadian dollars, particularly various Latin American currencies, and its operations are subject to fluctuations in foreign currency exchange rates. Accordingly, certain of the Company's international contracts could be significantly affected by fluctuations in exchange rates, particularly in Brazil and Colombia. The Company's international contracts requiring payment in currency other than U.S. or Canadian dollars typically are indexed to inflationary tables and partially used to fund local expenses. The Company attempts to structure the majority of its international contracts to be billed and paid at a certain U.S. dollar conversion rate.

MARKET AREAS

         During the last three years, the Company conducted seismic operations in the United States, Canada, Latin America and the Far East.

         The following table sets forth the Company's revenues by geographic area, for the years ended December 31, 1998, 1999 and 2000:

                                                                            YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          1998       1999        2000
                                                                        --------    -------    --------
                                                                             (DOLLARS IN THOUSANDS)

United States...............................................            $ 78,659    $32,243    $26,825
Canada......................................................              14,175     11,232     14,984
Latin America...............................................              52,604     15,057     20,183
Far East....................................................              30,074      7,515      4,160
                                                                        --------    -------    -------
                                                                        $175,512    $66,047    $66,152
                                                                        ========    =======    =======

BACKLOG

         As of December 31, 2000, the Company estimated that its total backlog for services was approximately $28.8 million, all but $1.8 million of which is expected to be completed in 2001. As of March 26, 2001, the Company estimates that its total backlog was approximately $36.7 million. Most of the Company's contracts are terminable by the customer upon relatively short notice and, in some cases, without penalty. The Company's backlog as of any particular date is not indicative of the likely operating results for any succeeding period, and there can be no assurance that any amount of backlog will ultimately be realized as revenue.

CAPITAL EXPENDITURES AND TECHNOLOGY

         The Company's ability to compete and maintain a significant market position in the land and transition zone seismic data acquisition business is partially driven by its ability to provide technology comparable to that of its primary competitors. Accordingly, the Company continually maintains and periodically upgrades its seismic data acquisition equipment to maintain its competitive position. Due to the downturn in the seismic industry, the Company made only $9.5 million and $3.5 million in capital expenditures in 1999 and 2000, respectively. The level of future capital expenditures will depend on the availability of funding and market requirements as dictated by industry activity levels.

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

LICENSING OF MULTI-CLIENT DATA

         The Company has in the past acquired and processed seismic data for its own account by conducting surveys either partially or wholly funded by multiple customers. In this mode of operation, ownership of the data is retained by the Company and the data is licensed on a non-exclusive basis. Factors considered when determining whether to undertake a multi-client survey included the level of customer commitments, the number of potential customers for the completed data, the location to be surveyed; the probability and timing of future lease, concession, exploration and development activity in the area; and, the availability, quality and price of competing data. Due to the depressed demand for seismic services, an inability to secure adequate initial customer underwriting and a lack of sufficient liquidity, the Company, in the first quarter of 2000, curtailed its strategy of building a multi-client data library in the southern United States.

         On March 23, 2001, the Company completed the sale for $15,000,000 cash of a substantial portion of its multi-client data library in the southern United States, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States (see Note 20 -- Subsequent Events to consolidated financial statements). Although the Company intends to selectively build a data library, it is unlikely that the Company will undertake any multi-client seismic projects without significant underwriting levels.

CUSTOMERS AND PROJECTS

         The Company's customers consist of domestic and international oil and gas companies and seismic data marketing companies. As is the case for many service companies in the oil and gas industry, a relatively small number of customers or a limited number of significant projects may account for a large percentage of the Company's net revenues in any given year. Moreover, such customers and projects may, and often do, vary from year to year. For 2000, the Company's five largest customers accounted for approximately $30.8 million, or 46.6% of revenues, and two of these customers accounted for $10.1 million (15.3%) and $9.7 million (14.7%), respectively, of revenues. For 1999, the Company's five largest customers accounted for approximately $21.3 million, or 32.3%, of revenues, and no single customer accounted for 10% or more of revenues. During 1998, the Company's five largest customers accounted for approximately 28.8% of revenues, and no single customer accounted for 10% or more of revenues.

COMPETITION

         The acquisition and processing of proprietary and multi-client seismic data for the oil and gas industry is highly competitive worldwide. Competition is based primarily on price, crew availability, prior performance, technology, safety, quality, dependability and the contractor's expertise in the particular area where the survey is to be conducted. The Company's principal competitors in North America are PGS - Petroleum Geo Services ASA; Veritas DGC, Inc.; and Western Geco, a joint venture between Schlumberger Limited and Baker Hughes, Inc.. The Company competes against these three companies for most of its seismic data acquisition and processing contracts in North America. The Company believes that its principal competitors have financial, operating and other resources in excess of its own. Also in North America, the Company competes with approximately 20 smaller companies that target narrow market segments. In Latin America and the Far East, the Company competes with Western Geco, Compagnie General de Geophysique, PGS - Petroleum Geo Services ASA and a few smaller local competitors.

EMPLOYEES

         As of March 1, 2001, the Company employed approximately 340 full-time and 848 temporary contract personnel worldwide. None of the Company's employees is subject to collective bargaining agreements. The Company considers its relations with its employees to be good.

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

         Forward-looking statements can generally be identified by such terminology as "may," "will," "expect," "believe," "anticipate," "project," "estimate" or similar expressions. Such statements are based on certain assumptions and analyses made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors that it believes to be appropriate. The Company cautions that such statements are only current expectations and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.

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

     Dependence on the Oil and Gas Industry; Industry Volatility.

         The Company's business depends in large part on the conditions of the oil and gas industry, and specifically on the capital expenditures of the Company's customers. Demand for land and transition zone seismic acquisition services remains severely depressed over levels experienced in recent years. In the current period of increased oil and gas prices, demand for the Company's services has not increased as rapidly as it has in prior periods. The

Company is unable to predict with any certainty when and the extent to which the market for seismic services is likely to recover and, until such time, will continue to experience significant operating losses.

     The Company's Business Could Be Adversely Affected by Intense Price Competition in a Depressed Market.

         Competition among seismic contractors historically is, and will continue to be, intense. Competitive factors have in recent years included price, crew experience, equipment availability, technological expertise and reputation for quality and dependability. Certain of the Company's competitors operate more data acquisition crews than the Company does and have substantially greater financial and other resources. These larger and better-financed operators could enjoy an advantage over the Company as the competitive environment for contract awards has since 1999 been characterized principally by intense price competition.

     The Company's Remaining Multi-Client Data Library Could Become Impaired due to Weak Demand or Technological Obsolescence.

         The Company has invested significant amounts in acquiring and processing multi-client data. There is no assurance that the Company will be able to recover the costs of all these surveys. Technological, regulatory or other industry or general economic developments could render all or portions of the Company's library of multi-client data obsolete or otherwise impair its value. As of December 31, 2000 and 1999, the total value of the capitalized multi-client data library was $19.4 million and $27.4 million, respectively. After reflecting sales through March 2001, the book value of the Company's Canadian and remaining U.S. data library has been reduced to approximately $2.8 million. (See Item 1. Business -- Licensing of Multi-Client Data regarding the sale on March 23, 2001 of a substantial portion of the Company's southern United States library.)

     Risks of High Levels of Fixed Costs.

         The Company's business has high fixed costs, and downtime or low productivity due to reduced demand, weather interruptions, equipment failures or other causes could result in significant operating losses.

     Technology Risks.

         Seismic data acquisition and processing is a capital-intensive and technological business. The development of seismic data acquisition and processing equipment has been characterized by rapid technological advancements in recent years and the Company expects this trend to continue. Manufacturers of seismic equipment may develop new systems that have competitive advantages over systems now in use that could render the Company's current equipment obsolete or require the Company to make significant unplanned capital expenditures to maintain its competitive position. Under such circumstances, there can be no assurance that the Company would be able to obtain necessary financing on favorable terms.

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

     Risks of International Operations.

         The Company's international operations, which are expected to continue to contribute materially to revenues for the foreseeable future, are subject to risks inherent in doing business in foreign countries. These risks include, but are not limited to:

         o    operating risks;

         o    sourcing and retaining qualified personnel;

         o    commodity prices for oil and natural gas;

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

     Dependence on Key Personnel.

         The Company depends on the continued services of key management and operating personnel. If the Company were to lose a significant number of these personnel, this could adversely affect its operations.

ITEM 2. PROPERTIES.

         The Company owns a 30,000 square foot building and storage yard in Houston, Texas, which serves as its corporate headquarters, and leases a 60,000 square foot building, also in Houston, Texas, which serves as a warehouse and crew and equipment support facility. The Company also owns a staging and repair facility located on a two-acre tract in New Iberia, Louisiana. In Calgary, Alberta (Canada), the Company owns an 18,000 square foot office building and storage yard that serves as the Company's Canadian headquarters. In addition, the Company leases office, warehouse and storage space in areas throughout the world as may be required from time to time to support the Company's operations.

ITEM 3. LEGAL PROCEEDINGS.

         Etica Valdez and Marta G. Garza, on behalf of themselves and all others similarly situated v. Grant Geophysical, Inc. and Millennium Seismic, Inc., No. DC-00-214 on the docket of the 229th Judicial District, Starr County, Texas. On August 18, 2000 two residents of Starr County filed this purported class action against the Company and Millennium Seismic, Inc. ("Millenium"), seeking to represent a class of all owners of any mineral estate located in Texas from which three-dimensional (3-D) geophysical information was extracted by either or both of the defendants from January 1, 1998 to the present. The plaintiffs generally allege that the Company and Millennium conducted 3-D seismic surveys in Texas without obtaining permission from the mineral estate owners and sold the information obtained from those surveys to third parties. The plaintiffs seek remedies that include unspecified damages, injunctive relief, and attorneys fees from the Company and Millennium. The Company and Millennium have each answered the plaintiffs' complaint, denying all liability. The Company believes that the claims are without merit and intends to defend itself vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         As of March 26, 2001, there were 14,547,055 shares of the Company's common stock, $.001 par value per share (the "Common Stock"), outstanding. See
Item 12 for the number of shares of Common Stock owned by the Company's executive officers, directors and each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock. The Common Stock is not listed on any stock exchange or qualified for trading on any other market. The Company does not anticipate paying cash dividends with respect to the common stock in the future. In addition, the payment of cash dividends is currently prohibited by the indenture governing the Company's 9 3/4% Senior Notes Due 2008 and credit agreements governing the Company's other indebtedness for borrowed money.

ITEM 6. SELECTED FINANCIAL DATA.

         The statement of operations data of GGI Liquidating Corporation ("GGI") or "predecessor" presented below for the year ended December 31, 1996, the nine-month period ended September 30, 1997, and the balance sheet data of GGI at December 31, 1996 are derived from the consolidated financial statements of GGI. The statement of operations data for the three-month period ended December 31, 1997 and each of the years in the three-year period ended December 31, 2000 and the balance sheet data of the Company at December 31, 1998, 1999 and 2000 are derived from the consolidated financial statements of the Company. The selected historical financial data set forth below should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 GGI                                   GRANT
                                                     ----------------------------   -----------------------------------------------
                                                                     NINE MONTHS    THREE MONTHS              YEAR ENDED
                                                      YEAR ENDED       ENDED           ENDED                 DECEMBER 31,
                                                     DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,   --------------------------------
                                                         1996           1997            1997          1998       1999       2000
                                                     ------------   -------------   ------------   ----------  ---------  ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues............................................  $  105,523     $   92,705      $   37,868    $  175,512  $  66,047  $  66,152
Operating income (loss).............................     (65,970)         6,794          (5,033)        6,346    (33,113)   (30,591)
Other income (expense) - net........................      (8,436)        (5,035)         (2,624)      (10,120)   (11,404)    (6,688)
Loss from continuing operations.....................     (76,027)          (425)         (5,666)       (7,698)   (45,753)   (37,622)
Net loss applicable to Common stock.................                                 $   (6,143)   $   (8,138) $ (46,049) $ (41,926)
                                                                                     ==========    ==========  =========  =========

LOSS PER COMMON SHARE -- BASIC
   AND DILUTED:
   Continuing operations............................                                 $    (1.18)   $     (.54) $   (3.16) $   (2.59)
   Dividend requirement on pay-in-kind
     Preferred stock................................                                       (.10)         (.03)      (.02)      (.29)
                                                                                     ----------    ----------  ---------  ---------
   Net loss per common share........................                                 $    (1.28)   $     (.57) $   (3.18) $   (2.88)
                                                                                     ==========    ==========  =========  =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic and diluted................................                                      4,798        14,257     14,458     14,547

CASH FLOW DATA:
Cash provided by (used in) operating
   Activities.......................................  $   (9,346)      $  4,526      $    5,386    $   17,338  $    (977)  $  9,516
Cash used in investing activities...................     (10,181)        (6,731)        (19,715)      (32,828)   (31,495)    (2,998)
Cash provided by (used in) financing activities.....      25,667          1,289          15,072        16,821     27,163     (5,487)
Capital expenditures................................      25,799          4,154          12,400        23,866      9,496      3,453

BALANCE SHEET DATA (at year ended):
Working capital (deficit)..........................   $   22,421                     $   16,190    $   14,373  $  (4,929)  $ (4,448)
Total assets........................................      70,123                        155,704       166,441    149,996    109,755
Pre-petition  liabilities subject to Chapter 11
   Case.............................................      90,244                                           --         --         --
Notes payable, current portion of long-term
   Debt and capital lease obligations...............         589                          1,158         2,522      8,247      8,230
Long-term debt, subordinated debt and
   Capital lease obligations, excluding
   Current portion(1)...............................          --                         75,195       110,817    119,709     58,735
Total stockholders' equity (deficit)(1).............     (34,213)                        41,992        22,002     (7,360)     9,750

---------------
(1) See Note 7 of Notes to Consolidated Financial Statements regarding January 2000 conversion of $56.3 million of Senior Notes plus accrued interest therein for 389,772 shares of Convertible Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company was formed in September 1997. On September 30, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of GGI as part of GGI's reorganization plan, confirmed in September 1997.

         The Company's business activities involve the performance of land and transition zone seismic data acquisition services in selected markets worldwide, including the United States, Canada, Latin America and the Far East. The Company generally acquires seismic data on an exclusive contract basis for oil and gas companies on:

         o    a turnkey basis, which provides a fixed fee for each project;

         o a term basis, which provides for a periodic fee during the term of the project; or,

         o a cost-plus basis, which provides that the costs of a project, plus a percentage fee, are borne by the customer.

         In addition, in the United States and Canada, the Company has through December 31, 2000 acquired certain multi-client seismic data surveys that are marketed broadly on a non-exclusive basis to oil and gas companies.

         The decrease in the commodity prices of oil and gas that occurred between the fourth quarter of 1998 and the first quarter of 1999 significantly reduced demand for the Company's services. Although commodity prices have since recovered, demand for land and transition zone seismic acquisition services remains severely depressed over levels experienced in recent years.

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the other financial information contained in the Company's periodic reports previously filed with the commission and incorporated herein by reference.

         The historical results of operations of the Company for the years ended December 31, 1998, 1999 and 2000 are presented below.

                              RESULTS OF OPERATIONS

                                                               YEAR  ENDED  DECEMBER 31,
                                                         ---------------------------------------
                                                           1998            1999           2000
                                                         ---------      ---------      ---------

Revenues ...........................................     $ 175,512      $  66,047      $  66,152
Expenses:
   Direct operating expenses .......................       127,439         54,456         52,725
   Selling, general and administrative expenses ....        14,156         13,529          9,982
   Depreciation and amortization ...................        23,809         26,147         26,916
   Cost of contractual rights purchase .............            --             --          3,821
   Charge for asset impairment .....................         3,762          5,028          3,299
                                                         ---------      ---------      ---------
         Total costs and expenses ..................       169,166         99,160         96,743
                                                         ---------      ---------      ---------
         Operating income (loss) ...................         6,346        (33,113)       (30,591)
Other income (expense):
   Interest expense, net ...........................        (9,300)       (12,006)        (7,557)
   Other ...........................................          (820)           602            869
                                                         ---------      ---------      ---------
         Total other expenses ......................       (10,120)       (11,404)        (6,688)
                                                         ---------      ---------      ---------
   Loss before income taxes ........................        (3,774)       (44,517)       (37,279)
Income tax expense .................................         3,924          1,236            343
                                                         ---------      ---------      ---------
Net loss ...........................................        (7,698)       (45,753)       (37,622)
Preferred dividends ................................          (440)          (296)        (4,304)
                                                         ---------      ---------      ---------
Net loss applicable to common stock ................     $  (8,138)     $ (46,049)     $ (41,926)
                                                         =========      =========      =========

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

         Revenues. Revenues for 2000 were $66.2 million, compared with $66.0 million for 1999. The decrease in the price of oil and gas that occurred between the fourth quarter of 1998 and the first quarter of 1999 significantly reduced demand for the Company's services in 1999. Although commodity prices have since recovered, demand for land and transition zone seismic acquisition services remained severely depressed in 2000 over levels experienced in 1997 and 1998. The Company is unable to predict with any certainty when and the extent to which the market for seismic services is likely to recover.

         Revenues from United States data acquisition operations decreased $12.9 million, or 45.6%, from $28.3 million in 1999 to $15.4 million in 2000. This decrease was attributable to the Company operating two to four contract seismic data acquisition crews from time to time in the United States during 1999, compared with one to three crews in 2000. This sharp decline in data acquisition revenues is due to reduced demand for seismic services discussed above. Backlog for United States data acquisition projects at December 31, 2000 was $.3 million.

         Revenues from seismic data processing operations were $.5 million for 2000 compared to $1.5 million for 1999. The Company operated seismic data processing centers during 1999 in Midland, Dallas and Houston, Texas. These centers processed both third-party and Company-owned multi-client data. In January 2000, the Company completed the consolidation of its Midland center with operations in the Houston seismic data processing center. The significant decline in revenues from 1999 to 2000 is primarily due to reduced data acquisition activities in the United States. In January 2001, the Company opened a data center in Quito, Ecuador to service customer requirements in South America.

         Revenues from Canadian data acquisition operations increased $3.1 million, or 30.4%, from $10.2 million in 1999 to $13.3 million in 2000. This increase was due to increased seismic acquisition activity in Canada beginning during the fourth quarter of 1999 and continuing through the third quarter of 2000. During 2000 and 1999, a range of one to five land seismic crews were operating in Canada.

         The Company began its multi-client data acquisition activities in the United States and Canada during 1998. Multi-client crew operations began in the second quarter of 1998 and continued through December 1999 and into 2000. During that time, 17 projects were completed in Texas, California, Wyoming and Canada covering a total of 1,648 square miles. There were 1,027 square miles completed in 1999. The cost of these projects was $41.3 million with approximately $18.4 million, or 44.5%, underwritten by third parties. There were 122 square miles completed in 2000. The cost of 2000 projects was $ 3.8 million with $2.9 million, or 76%, underwritten by a third party. Due to depressed demand for the Company's proprietary data in 2000, an inability to secure adequate initial customer underwriting and a lack of sufficient liquidity, the Company in the first quarter of 2000 curtailed its strategy of building a multi-client data library in the southern United States. Revenues associated with the underwritten portion of multi-client data programs are recognized as a component of the data acquisition revenues discussed above. Revenue from sales of the data library for 2000 were $12.6 million, compared to only $3.5 million for 1999. On March 23, 2001, the Company completed the sale for $15 million cash of a substantial portion of its multi-client data library in the southern United States, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States (see Note 20 -- Subsequent Events to the Company's consolidated financial statements). The Company intends to continue adding to its remaining data library; however, management will be very selective in its decision to participate in projects only partially funded by customers.

         Revenues in Latin America increased $5.1 million, or 34.0%, from $15.1 million in 1999 to $20.2 million in 2000. During 1999 and 2000, a range of two to five crews operated in Mexico, Ecuador, Brazil and Colombia; however the scope and size of 2000 projects were larger than that of 1999. In March 2001, there were four land acquisition seismic crews operating or mobilizing in this region.

         Revenues from the Far East decreased $3.3 million, or 44.0%, from $7.5 million in 1999 to $4.2 million in 2000. During 1999, the Company operated a range of one to two crews, primarily in Indonesia, while only one crew operated in Indonesia through the first half of 2000. In March 2001, there was one transition zone acquisition seismic crew operating in this region.

         Expenses. Direct operating expenses for 2000 decreased $1.8 million, or 3.3%, to $52.7 million (79.6% of revenues) from $54.5 million (82.5% of revenues) in 1999. The absolute decrease in operating expenses is a result of reduced operations in the southern United States and a cost reduction program initiated during the second quarter of 2000. The large decrease in operating expenses as a percentage of revenues from 1999 to 2000 is primarily due to the increased amount of multi-client data sale revenues in 2000 with the associated cost included in depreciation and amortization.

         Selling, general and administrative expenses decreased $3.5 million, or 25.9%, to $10.0 million (15.1% of revenues) in 2000 from $13.5 million (20.5% of revenues) in 1999. The absolute reduction is the result of the Company's effort beginning during the second quarter of 2000 to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

         Depreciation and amortization increased $.8 million, or 3.0%, to $26.9 million in 2000 from $26.1 million for 1999. Capital expenditures were $3.5 million and $9.5 million for 2000 and 1999, respectively.

         In March 2000, the Company completed the purchase of contractual rights held by a broker having multiple-year marketing rights for certain of the Company's multi-client data surveys. For financial reporting purposes, the Company recorded a non-recurring charge to operations of $3.8 million consisting of the monetary consideration paid of $3.0 million and the net estimated fair value of property interests exchanged of $0.8 million. The Company expects to recoup the contract rights purchase through increased future data sales with a reduced brokerage commission structure.

         The Company recorded charges for asset impairment of $3.3 million and $5.0 million for 2000 and 1999, respectively. The 2000 and 1999 charges were made to reduce the carrying value of the Company's multi-client data library to net realizable value, based on revised future licensing prospects for such data in view of the ongoing reduced demand for multi-client date in general and the Company's recent sales experience for such data. The impairment provision during the quarter ended December 31, 2000 included approximately $2.5 million of book loss that would have resulted from the March 2001 data sale for $15,000,000 discussed above. On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey.

         Other Income (Expenses). Interest expense, net, decreased $4.4 million from $12.0 million in 1999 to $7.6 million in 2000. The decrease is primarily due to Elliott Associates, L.P. ("Elliott") and Elliott International, L.P. (formerly known as Westgate International, L.P.) ("Elliott International") exchanging $56,320,000 of 9 3/4% Senior Notes for Convertible Preferred Stock on January 19, 2000.

         Tax Provision. The income tax provision consisted of income taxes in foreign countries for 1999 and 2000. No benefit for United States federal or Canadian income tax loss carry-forwards was recorded in either period, given the uncertainty of realization of such tax benefits.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

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

         Revenues from United States data acquisition operations decreased $49.4 million, or 63.5%, from $77.7 million in 1998 to $28.3 million in 1999. This decrease was attributable to the Company operating a range of six to eight contract seismic data acquisition crews from time to time in the United States during 1998, compared with a range of two to four crews in 1999. In addition, during 1999, two of the crews were performing multi-client projects with average underwriting, or pre-commitments, of approximately 39% of total project costs. This compares to the same period in 1998 when the average underwriting for multi-client projects was approximately 79% of total costs. The significance of the decrease in underwriting affected 1999 sales because, pursuant to the Company's revenue recognition policy, a portion of project underwriting is recognized as revenue during the current period in which the related project is completed. Firm backlog for United States data acquisition projects at December 31, 1999 was $8.1 million.

         Revenues from seismic data processing operations, purchased in July 1998, were $1.5 million for 1999 compared to approximately $1.0 million for 1998. The Company operated seismic data processing centers during 1999 in Midland, Dallas and Houston, Texas. These centers process both third-party and Company-owned multi- client data. In January 2000, the Company completed the consolidation of its Midland center with operations in the Houston seismic data processing center.

         Revenues from Canadian data acquisition operations decreased $4.0 million, or 28.2%, from $14.2 million in 1998 to $10.2 million in 1999. This decrease was due to a decline in activity experienced during the first three quarters of 1999 when compared to the first three quarters of 1998. This was partially offset by increased seismic activity during the fourth quarter of 1999 when compared to fourth quarter 1998.

         The Company began its multi-client data acquisition activities in the United States and Canada during 1998. Multi-client crew operations began in the second quarter of 1998 and were continuous through December 1999. During that time, 17 projects were completed in Texas, California, Wyoming and Canada covering a total of 1,648 square miles. There were 621 square miles completed in 1998. The cost of these projects was $23.7 million with approximately $18.6 million, or 78.4%, underwritten by third parties. There were 1,027 square miles completed in 1999. The cost of these projects was $41.3 million with approximately $18.4 million, or 44.5%, underwritten by third parties. Revenues associated with the underwritten portion of multi-client data programs are recognized as a component of the data acquisition revenues discussed above. Revenue from late sales of the data library for 1999 was $3.5 million, compared to approximately $.4 million for 1998.

         Revenues in Latin America decreased $37.5 million, or 71.4%, from $52.6 million in 1998 to $15.1 million in 1999. During 1998, the Company's Latin American operations consisted of as many as eight seismic crews operating in Bolivia, Brazil, Colombia, Ecuador and Guatemala. During 1999, a range of four to five crews operated in Mexico, Ecuador, Guatemala, Brazil and Colombia.

         Revenues from the Far East decreased $22.6 million, or 75.0%, from $30.1 million in 1998 to $7.5 million in 1999. During 1998, the Company operated up to five crews in the region: one land and two transition zone crews in Bangladesh, and one land and one transition zone crew in Indonesia. During 1999, the Company operated a range of one to two crews, primarily in Indonesia.

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

         Selling, general and administrative expenses decreased $.7 million, or 4.9%, to $13.5 million in 1999 from $14.2 million in 1998. This reduction was the result of the Company's effort throughout 1999 to reduce support and overhead personnel in all of its operating regions and at the corporate office level. There were limited increases in support and overhead personnel, during the third and fourth quarters of 1999, in response to the increase in demand for seismic services being experienced primarily in the Company's international markets. Selling, general and administrative expenses increased as a percentage of revenue to 20.5% in 1999 from 8.1% in 1998. This increase is a result of the revenue decreases experienced throughout all the Company's operating regions as described above.

         Depreciation and amortization increased $2.3 million, or 9.7%, to $26.1 million in 1999 from $23.8 million for 1998. This increase reflected additional amortization of the Company's multi-client projects, partially offset by a reduction in capital expenditures during 1999 as compared to 1998. Capital expenditures were $9.5 million and $23.9 million for 1999 and 1998, respectively.

         The Company recorded charges for asset impairment of $5.0 million and $3.8 million for 1999 and 1998, respectively. All of the 1999 charge and $3.2 million of the 1998 impairment were special charges to reduce the carrying value of the Company's multi-client data library to net realizable value, based on revised future licensing prospects for such data due to the downturn in the industry and the Company's sales experience for such data. On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey. Also included in the 1998 charge was a $564,000 write-down in the carrying value of certain non-operating depreciable fixed assets to salvage value.

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

         Tax Provision. The income tax provision consisted of income taxes in foreign countries. For 1998 this includes provisions for taxes in Colombia, Ecuador, Guatemala, Bangladesh and Indonesia; for 1999 this includes provisions for taxes in Colombia, Ecuador, Bangladesh and Canada. No benefit for United States federal income tax loss carry-forwards was recorded in either period, given the uncertainty of realization of such tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ongoing capital requirements arise primarily from its need to service debt, fund working capital needs, and maintain its equipment base. The Company's internal sources of liquidity are its working capital and, to the extent generated, cash flow from operations, including multi-client data library sales. The Company incurred significant operating losses in 2000 and 1999 and has operated with working capital deficits. As a result, the Company's capital requirements during these periods were funded primarily through the issuance of preferred stock, financing transactions with Elliott that provided liquidity as described below, and close management of the Company's cash resources. On February 14, 2000, the Company completed significant modifications to its credit facility with Foothill Capital Corporation ("Foothill") and Elliott dated May 11, 1999. Initial available borrowings under this secured credit facility were increased from $25 million to $29 million through the increase of commitments under the revolving credit facility from $6 million to $10 million, subject to borrowing base limitations. Additionally, the term loan, which had been reduced through periodic payments to $10.1 million, was increased to the original outstanding balance of $11.5 million. At March 26, 2001, the Company had outstanding borrowings under the revolving credit facility of approximately $3.0 million.

         In order to improve its liquidity and supplement its operating activities, in January 2000, the Company offered to exchange shares of its Convertible Preferred Stock with an aggregate liquidation value equal to 65% of the aggregate principal amount of the Senior Notes tendered, plus 100% of the accrued and unpaid interest thereon through the date of the exchange (the "Exchange Offer") for the $100,000,000 aggregate principal amount of its outstanding Senior Notes. On January 19, 2000, a total of $56,320,000 of the Senior Notes, together with $2,364,000 of accrued and unpaid interest, were exchanged for 389,722 shares of Convertible Preferred Stock. The Senior Notes exchanged represent all of the Senior Notes then held by Elliott and Elliott International. No other Senior Notes were tendered and the Exchange Offer expired on February 7, 2000. The consummation of the Exchange Offer increased the Company's liquidity by reducing its principal payment obligations with respect to the Senior Notes and reducing the negative cash flow impact of its cash interest payment obligations on the Senior Notes. The Company intends to pay dividends on the Convertible Preferred Stock in additional shares of Convertible Preferred Stock until further notice. In connection with the Exchange Offer, the Company solicited and obtained consents from the holders of its Senior Notes in order to amend definitions and to modify certain restrictive covenants in the indenture governing the Senior Notes.

         In August 2000, the Company, entered into an agreement with Elliott to assign, from time to time, a net revenue interest in certain geological and geophysical data included in the U.S. multi-client data library for an amount up to $7.5 million. Proceeds from net revenue interest sales, together with a computed preferred return of 1% per month are payable from future sales of multi-client data. Additionally, in November 2000, the Company entered into a depository agreement with Elliott whereby Elliott made cash deposits aggregating $1.0 million with the Company to be applied toward the purchase of an undivided mineral interest and related seismic data in a prospect developed by the Company during 2000. In January 2001, this depository agreement was amended to increase the amount to $1,850,000. For financial reporting purposes, at December 31, 2000 cumulative proceeds to the Company of $8,500,000, together with applicable preferred return, have been classified in current liabilities as an advanced data sale liability in the Company's accompanying consolidated balance sheet.

         On March 23, 2001, the Company completed the cash sale for $15.0 million of a substantial portion of its multi-client data library in the southern United States to a third party seismic data broker, retaining all of its Canadian multi-client data library as well as several data surveys in the southern and western United States (see Note 20 -- Subsequent Events to the Company's consolidated financial statements). A portion of the sales proceeds were used to repay amounts paid by Elliott discussed above with the balance used to reduce outstanding borrowings under the Foothill credit facility.

         The Company generated $9.5 million of cash from operating activities in 2000 compared to a net use of cash from operating activities of $1.0 million in 1999. Although operating cash flows improved in 2000, primarily as a result of the transactions with Elliott described above, the Company will need to attain profitable operating levels in order to provide sufficient cash flow to fund operating requirements and debt service obligations. During 2000, the Company had data acquisition revenues of $7.8 million and a multi-client data survey license sale of $2.3 million to an affiliated oil and gas exploration and production company.

         The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, and to make principal and interest payments required by the terms of its indebtedness. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations. International operations, excluding Canada, accounted for 36.8% of consolidated revenues in 2000.

         Capital expenditures for 1999 and 2000 were approximately $9.5 million and $3.5 million, respectively and were used primarily to upgrade and expand the Company's seismic data acquisition and recording equipment. The Company's business plan for 2001 calls for a capital budget of approximately $6.9 million, primarily for the upgrade and replacement of seismic data acquisition and recording equipment. To the extent that cash flow from operations and equipment financing agreements with manufacturers of seismic data acquisition equipment are insufficient to fund the 2001 capital budget, actual capital expenditures will be reduced to a level consistent with funding availability.

         In addition to the capital expenditures listed above, for 1999 and 2000, the Company spent approximately $24.7 million and $3.3 million, respectively, on multi-client data acquisition projects. Initial customer commitments for those projects were approximately 40% and 76% of the project costs in 1999 and 2000, respectively.

         As a result of continuing low U.S. demand for land seismic data acquisition services, net losses for 1999 and 2000 were $45.8 million and $37.6 million, respectively. Initiatives taken during 1999 and intensified significantly during 2000 have consisted of: (a) closing and or consolidating certain U.S. field offices and foreign operations; (b) reducing personnel levels; and, (c) consolidating certain administrative functions. Further cost reduction steps have been taken in 2001 and additional measures will be considered and taken to the extent necessary to match the Company's operating capabilities at then current business levels.

         As of December 31, 2000, the Company's total indebtedness was approximately $67.0 million. The total indebtedness was comprised of $43.7 million aggregate principal amount of the Senior Notes, $18.7 million outstanding on the Foothill/Elliott credit facility and $4.6 million of combined loans and capitalized leases primarily incurred for the purpose of financing capital expenditures.

         The Company will require substantial cash flow to continue operations on a satisfactory basis, fund capital expenditures and meet its principal and interest requirements with respect to the Senior Notes, Foothill Credit Facility and other indebtedness. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. The Company incurred significant net losses in 1999 and 2000 and, given the continuing low activity level in land seismic acquisition services, expects to continue to incur net losses through 2001 although at a reduced level from losses over the previous two years. While management believes there has been a recent improvement in market conditions for seismic services, it is anticipated that access to working capital to finance operations will remain limited through 2001. As previously discussed, the Company has in the past relied on Elliott to provide credit support and interim funding, and such assistance is anticipated to be required in 2001. Management has implemented a business plan in 2001 with the specific objectives of reducing operating losses and generating positive operating cash flow through intensified sales and marketing, tighter cost controls and reduced overhead expenses. The majority shareholder has committed to the Company, if required, to provide access to working capital to assist Management in achieving its 2001 business plan. However, should business conditions not continue to show improvement as anticipated in the 2001 business plan, or should Management's long-term business plan beyond 2001 be unsuccessful, there can be no assurance that Elliott will continue to provide credit support and funding. Although there can be no assurance that additional financing will be available on commercially acceptable terms or that such financing will be available at all, Management believes that it will be successful in arranging, with the direct assistance of Elliott, adequate financing to meet its cash needs.

         The Company believes that increasing demand for land and transition zone seismic acquisition services as evidenced by increased backlog, results from ongoing cost reduction initiatives, additional borrowing capabilities and support from Elliott will permit the Company to continue as a going concern and allow the Company to meet its business plan and capital and debt service requirements for the next twelve months.

EFFECT OF INFLATION

         Current economic conditions indicate that the costs of exploration and production for oil and gas are increasing. The oil and gas industry historically has experienced periods of rapid cost increases within short periods of time as demand for drilling rigs, drilling pipe and other materials and supplies increases. Increases in exploration and production costs over increases in commodity prices of oil and natural gas could lead to a decrease in such activities by oil and gas exploration and production companies, which would have an adverse effect on the demand for the Company's services.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative financial instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value, with changes in fair value recognized currently in earnings. On July 7, 1999, the FASB delayed the effective date of SFAS No. 133 for one year. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. SFAS No. 133, as revised by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will report the impact, to the extent there is one, after adoption.

         On December 3, 1999, the United States Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted the provisions of SAB No. 101 on October 1, 2000. Adoption of this statement did not result in a material impact or change to the Company's revenue recognition policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

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

         The Company estimates that if prevailing market interest rates had been ten percent higher throughout 1999 and 2000, and all other factors affecting the Company's debt remained the same, the operating losses before taxes would have been increased by $1.3 million in 1999 and $.5 million in 2000. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher at year-end 2000, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $2.5 million at December 31, 2000. Given the composition of the Company's debt structure, the Company does not hedge its interest rate risk.

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

         The Company's operating results were positively impacted by foreign exchange gains of approximately $48,000 and $351,000 for the years ended December 31, 2000 and 1999 and negatively impacted by a foreign exchange loss of approximately $485,000 for the year ended December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 22, 2000 the Company reported on Form 8-K the resignation of PriceWaterhouseCoopers LLP as the Company's independent auditor. Arthur Andersen LLP was retained to serve as independent auditors for the Company commencing with the year ended December 31, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The name, age and current principal position of each director and executive officer of the Company at March 26, 2001 are as follows:

NAME                               AGE     POSITION
----                               ---     --------
James Devine...................    42      Chairman of the Board
Richard F. Miles...............    52      President and Chief Executive Officer
                                             & Director
Thomas L. Easley...............    55      Executive Vice President -- Finance &
                                             Administration
Narciso M. Chiquillo...........    52      Vice President -- International Operations
Michael R. Latina..............    28      Director
Jonathan D. Pollock............    37      Director
Donald G. Russell..............    68      Director

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

         James Devine has served as a director of the Company and Chairman of the Board since January 2001. Mr. Devine has been a commercial consultant to the oil and gas industry since 1996. He served as Corporate Vice President and General Counsel of Colflexip Stena Offshore Group, S.A. from 1994 to 1996. Mr. Devine has served since October 1999, as Chairman of the Board of Directors of Horizon Offshore, Inc., an offshore marine construction company.

         Richard F. Miles has served as President, Chief Executive Officer and director of the Company since February 2001. Mr. Miles served as Executive Vice President of Sercel Inc. from December 15, 1999 until January of 2001 after GeoScience/Syntron was merged with CGG/Sercel. Prior to the merger Mr. Miles was Chairman, President and CEO of Syntron, Inc., which he joined in January of 1990. Syntron was a provider of geophysical acquisition equipment, and a subsidiary of GeoScience, of which Mr. Miles was also President and CEO from its formation in 1996 until the merger in December 1999. GeoScience, with its other subsidiaries, Cogniseis and Symtronix provided data loading, formatting services and data processing and interpretation software for the oil exploration industry. Prior to 1990 Mr. Miles was involved in seismic data acquisition and processing in various management positions with continually increasing positions of responsibility.

         Michael R. Latina has served as a director of the Company since February 2000. Mr. Latina has been a Portfolio Manager of oil and gas investments for Elliott Management Corporation, the management company of Elliott and Elliott International, since January 1998. Previously he was employed as an energy analyst for Elliott Management Company from February 1996 to December 1997 and previously from August 1994 to February 1996 was an investment banker with Bear, Stearns & Co., Inc. Mr. Latina is also a director of Horizon Offshore, Inc., Prime Natural Resources Inc., an oil and gas exploration and production company, Odyssea Marine, an independent power provider, and Intedyne L.L.C., a provider of drilling tools to the oil and gas and road boring industries, Baycorp Holdings, Inc. a independent power provider; and Houston Street Exchange, Inc., an internet based exchange for trading wholesale electric power and other energy commodities.

         Jonathan D. Pollock has served as a director of the Company since September 30, 1997 and as Chairman of the Board of the Company from September 1997 until April 1998. Mr. Pollock has served for more than five years as a Portfolio Manager with Elliott Management Corporation. Mr. Pollock is also a director of Prime Natural Resources, a director of Horizon Offshore, Inc., and Chairman of the Board of Odyssea Marine, Inc.

         Donald G. Russell has served as a director of the Company and its predecessor since September 30, 1997 and a director of GGI from February 1997 until September 1997 and from July 1993 through November 1995. Mr. Russell served as Chairman of the Board and Chief Executive Officer of Sonat Exploration Company, an oil and gas exploration company, from 1988 until May 1998, and a director of Sonat, Inc., a diversified energy company, from 1994 until May 1998. He has been Chairman of the Russell Companies since May 1998. Mr. Russell is also Chairman of the Board of Prime Natural Resources, Inc.

         Thomas L. Easley has served as Vice President -- Finance & Administration of the Company since February 2000. Mr. Easley served as Vice President & Chief Financial Officer of Boots & Coots International Well Control, Inc., an international well control and fire-fighting company from September 1996 to February 2000; Vice President & Chief Financial Officer of D. I. Industries, Inc., a land drilling contractor, from May 1995 to August 1996; and, Vice President -- Finance of Huthnance International, Inc., an offshore drilling contractor, from June 1992 to May 1995. He is also a Certified Public Accountant.

         Narciso Chiquillo has served as Vice President - International Operations since August 1999. For the previous 10 years, Mr. Chiquillo was employed with the Company varying levels of increasing management responsibility for Latin American operations.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes information concerning the compensation of the Company's Chief Executive Officer and the other four most highly compensated executive officers for 2000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                            ANNUAL COMPENSATION             COMPENSATION
                                                   --------------------------------------   ------------
    NAME AND                                                                 OTHER ANNUAL      AWARDS           ALL OTHER
PRINCIPAL POSITION                                 YEAR      SALARY          COMPENSATION      OPTIONS         COMPENSATION
------------------                                 ----      ------          ------------   ------------       ------------

Richard H. Ward(1)..............................   2000     $ 226,010             --                --               --
   President and Chief Executive Officer           1999     $ 203,926             --           600,000               --

Thomas L. Easley(2).............................   2000     $ 203,942             --           400,000               --
   Executive Vice President - Finance and
   Administration

Narciso M. Chiquillo............................   2000     $ 115,511             --            20,000               --
   Vice President, International Operations        1999     $  89,564             --                                 --
                                                   1998     $  72,864             --            21,000          $ 1,391

Stephen H. Wood(3)..............................   2000     $ 200,897             --                --               --
   Vice President, Chief Operating Officer         1999     $ 173,559             --           200,000               --

G. Matt. McCarroll(4)...........................   2000     $ 136,398             --                --               --
   Vice President, Business Development            1999     $  94,456             --                --               --

----------

(1) Mr. Ward's employment as President and Chief Executive Officer began in February 1999 and terminated in December 2000.

(2)  Mr. Easley's employment began in February 2000

(3) Mr. Wood's employment as Vice President and Chief Operating Officer began in February 1999 and terminated in March 2001.

(4)  Mr. McCarroll's employment began in July 1999 and terminated in August
     2000.

         The following table sets forth additional information with respect to stock options granted in 2000 under the Company's Incentive Plan to the Named Executive Officers. No stock appreciation rights were granted in 2000.

                             OPTION GRANTS IN 2000

                                     INDIVIDUAL GRANTS
                            --------------------------------------                   POTENTIAL REALIZABLE VALUE AT
                                         % OF TOTAL                                  ASSUMED ANNUAL RATES OF STOCK
                                           OPTIONS                                       PRICE APPRECIATION FOR
                                          GRANTED TO   EXERCISE OR                             OPTION TERM
                            OPTIONS      EMPLOYEES IN  BASE PRICE                    -----------------------------
NAME                        GRANTED      FISCAL YEAR     ($/SH)     EXPIRATION DATE      5%                10%
----                        -------     -------------  -----------  ---------------  -----------        ----------
Thomas L. Easley.......     400,000          72%          3.00         2/4/2005         $511,000          $644,000
Narciso M. Chiquillo...      20,000           4%          3.00        12/1/2005           26,000            32,000

         The following table sets forth information with respect to the unexercised options to purchase shares of common stock which were granted in 2000 or a prior year under the Company's 1997 Equity and Performance Incentive Plan to the Named Executive Officers and held by them at December 31, 2000. None of the Named Executive Officers exercised any stock options during 2000.

                       AGGREGATED OPTION EXERCISES IN 2000
                         AND 2000 YEAR-END OPTION VALUES

                                                                                          VALUE OF UNEXERCISED
                                                           NUMBER OF UNEXERCISED           IN-THE-MONEY OPTION
                                                            OPTIONS AT YEAR-END              AT YEAR-END(1)
                                                        ----------------------------   ---------------------------
NAME                                                    EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                                    -----------    -------------   -----------   -------------

Richard H. Ward...................................             --         600,000(2)      $ --           $ --
Stephen H. Wood...................................             --         200,000(2)        --             --
Thomas L. Easley..................................        133,333         266,667           --             --
Narciso M. Chiquillo..............................         21,000          20,000           --             --

----------

(1)  There is no trading market for the Common Stock.

(2)  Options have lapsed pursuant to terms of Plan due to termination.

EMPLOYMENT AGREEMENTS

         Effective February 5, 2001, the Company retained Richard F. Miles, to serve as President and Chief Executive Officer of the Company for an annual base salary of $250,000.

         Effective February 3, 1999, the Company entered into an employment agreement with Richard H. Ward, pursuant to which Mr. Ward agreed to serve as President and Chief Executive Officer of the Company. Mr. Ward's employment agreement had an initial term through February 3, 2002, and provided for an annual base salary of $225,000. Mr. Ward's position as President and Chief Executive Officer terminated in December 2000 and the Company is satisfying its obligation under the employment agreement by making payments to Mr. Ward through the initial term of the agreement.

         Effective February 24, 1999, the Company entered into an employment agreement with Stephen H. Wood, pursuant to which Mr. Wood agreed to serve as Chief Operating Officer of the Company. Mr. Wood's employment agreement had an initial term through February 24, 2002, and provided for an annual base salary of $200,000. Mr. Wood's employment terminated in March 2001 and the Company is satisfying its obligations under the employment agreement by making payments to Mr. Wood through the initial term of the agreement.

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

1997 EQUITY AND PERFORMANCE INCENTIVE PLAN

         The 1997 Equity and Performance Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors and approved by Grant's stockholders in December 1997. The Incentive Plan currently provides for issuance of 2,250,000 shares. The Incentive Plan provides for the grant to officers (including officers who are also directors), employees, consultants and non-employee directors of Grant and its subsidiaries. These individuals may be granted awards of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, non-statutory stock options, stock appreciation rights and restricted shares and deferred shares of Grant common stock.

         The Board of Directors, or a committee of the Board of Directors consisting of at least two non-employee directors, is required to administer the Incentive Plan. The Board of Directors currently administers the plan and decides to whom awards may be granted, the type of award to be granted and determine, as applicable, the number of shares to be subject to each award, the exercise price and the vesting. In making such determinations, the Board of Directors will take into account the employee's present and potential contributions to our success and other relevant factors. As of December 31, 2000, the Board of Directors had granted outstanding awards covering 1,983,700 shares. In addition, as of March 26, 2000, a total of 57,000 restricted shares were granted to non-employee directors, with 54,000 of such shares being unrestricted, subject to the satisfaction of conditions set forth under the Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock at March 26, 2001 by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of the Common Stock, (ii) each current director and executive officer and (iii) all current executive officers and directors as a group, including persons deemed to share voting and investment power.

                                                                             AMOUNT
                                                                               AND        PERCENT
                                                                            NATURE OF       OF
                                                                           BENEFICIAL     COMMON
          NAME OF BENEFICIAL OWNER                                          OWNERSHIP      STOCK
          ------------------------                                          ---------      -----

Elliott Associates, L.P.(1)...............................................   6,154,667     42.3%
Elliott International, L.P.(2)............................................   6,154,666     42.3%
Richard F. Miles..........................................................          --        *
Thomas L. Easley..........................................................     133,333        *
Michael R. Latina.........................................................       3,000        *
Jonathan D. Pollock.......................................................       9,000        *
Donald G. Russell.........................................................       9,000        *
James Devine..............................................................          --        *
All executive officers and directors as a group (7 persons)...............     154,333      2.6%

----------

*    Less than 1%.

(1) Paul E. Singer and Elliott Capital Advisors L.P., which is controlled by Mr. Singer, are the general partners of Elliott. The business address of Elliott is 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(2) Hambledon, Inc., which is controlled by Mr. Singer, is the sole general partner of Elliott International, L.P. (formerly known as Westgate International, L.P.). Elliott Capital Advisors, Inc., which is controlled by Mr. Singer, is the investment manager for Elliott International, L.P. Hambledon, Inc. and Elliott Capital Advisors expressly disclaim beneficial ownership of any shares of Common Stock. The business address of Elliott International, L.P. is c/o Midland Bank Trust Corporation (Cayman) Limited, P.O. Box 1109, Mary Street, Grand Cayman, Cayman Islands, British West Indies.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On February 14, 2000, the loan and security agreement with Foothill and Elliott was increased to $29 million by increasing commitments under the revolving facility to $10 million and increasing the term loan back to the original outstanding balance of $11.5 million. $7,500,000 was outstanding on the Elliott loan facility at December 31, 2000.

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

         On January 19, 2000, $56,320,000 of Senior Notes held by Elliott and Elliott International, L.P., together with $2,364,000 of accrued and unpaid interest thereon, were exchanged for 389,722 shares of Convertible Preferred Stock.

         On February 7, 2000, the Company exchanged all the outstanding Exchangeable Preferred Stock owned by Elliott, 153,194 shares, for an equal number of shares of Convertible Preferred Stock having a liquidation preference of $100 per share.

         During 2000, payment in kind stock dividends aggregating 11,094 shares and 19,143 shares of Convertible Preferred Stock were issued to Elliott and Elliott International, L.P., respectively.

         In August 2000, the Company, entered into an agreement with Elliott to assign, from time to time, a net revenue interest in certain geological and geophysical data included in the U.S. multi-client data library for an amount up to $7.5 million. Proceeds from net revenue interest sales, together with a computed preferred return of 1% per month are payable from future sales of multi-client data. In November 2000, the Company entered into a depository agreement with Elliott whereby Elliott made cash deposits aggregating
$1,000,000 with an amendment in January 2001 to increase the amount to $1,850,000 with the Company to the applied toward the purchase of an undivided mineral interest and related seismic data in a prospect developed by the Company during 2000. These obligations were fully paid on March 23, 2001 from a portion of the proceeds from the sale of a substantial portion of the Company's multi-client data library in the southern United States.

         During 2000, the Company performed data acquisition and processing services for an affiliated oil and gas exploration and production company, Prime Natural Resources, Inc. Revenues for these services were approximately $10,092,000 for 2000 and related accounts receivables outstanding at December 31, 2000 was $35,000. In 2000, the Company sold a license in one of its multi-client data library surveys to Prime Natural Resources, Inc. for $2,325,000. Management of the Company believes such operations were conducted under terms and conditions at least as favorable to the Company as could have been obtained from third-party customers.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following financial statements are filed as part of this report:

         1.  Financial Statements

                                                                                       Page
                                                                                       ----
Reports of Independent Public Accountants............................................  F-1
                                                                                       F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000.........................  F-3
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000........................................................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
     December 31, 1998, 1999 and 2000................................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000........................................................................  F-6
Notes to Consolidated Financial Statements...........................................  F-7
Supplementary Financial Information - Quarterly Data.................................  F-28

         2.  Financial Statement Schedules

         Other schedules have not been included because they are not applicable, immaterial or the information has been included in the financial statements or notes thereto.

         3.  Exhibits

         See Index to Exhibits on page E-1. The Company will furnish to any eligible stockholder, upon written request, a copy of any exhibit listed, upon payment of a reasonable fee equal to our expenses in furnishing such exhibit.

(b)      Reports on Form 8-K:

         On October 4, 2000, the Company filed a report on Form 8-K, reporting under Item 4 the engagement of Arthur Andersen LLP as the Company's independent auditors.

                                   SIGNATURES

         The Registrant has duly caused this report, prepared in accordance with the Securities Exchange Act of 1934, to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of April 2001.

                                       GRANT GEOPHYSICAL, INC.

                                       By:        /s/ RICHARD F. MILES
                                           -------------------------------------
                                                    Richard F. Miles
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of April 2001.

              SIGNATURE                                        TITLE
              ---------                                        -----

         /s/ RICHARD F. MILES              President, Chief Executive Officer and Director
-----------------------------------          (Principal Executive Officer)
             Richard F. Miles

                                           Executive Vice President -- Finance &
        /s/  THOMAS L. EASLEY                Administration and Secretary (Chief Financial Officer and
-----------------------------------          Principal Accounting Officer)
             Thomas L. Easley

        /s/  JAMES DEVINE                  Chairman of the Board and Director
-----------------------------------
             James Devine

        /s/  MICHAEL R. LATINA             Director
-----------------------------------
             Michael R. Latina

        /s/  JONATHAN D. POLLOCK           Director
-----------------------------------
             Jonathan D. Pollock

        /s/  DONALD G. RUSSELL             Director
-----------------------------------
             Donald G. Russell

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Grant Geophysical, Inc.:

         We have audited the accompanying consolidated balance sheet of Grant Geophysical, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grant Geophysical, Inc. and subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Houston, Texas
March 30, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Grant Geophysical, Inc.

         In our opinion, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows for each of the two years in the period ended December 31, 1999 present fairly, in all material respects, the financial position, results of operations and cash flows of Grant Geophysical, Inc. and its subsidiaries at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Grant Geophysical, Inc. for any period subsequent to December 31, 1999.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 29, 2000

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                           DECEMBER 31,
                                                                                                     ------------------------
                                                                                                       1999           2000
                                                                                                     ---------      ---------

                                                            ASSETS

Current assets:
  Cash and cash equivalents ....................................................................     $   2,703      $   3,654
  Restricted cash ..............................................................................            17             17
  Accounts receivable:
    Trade (net of allowance for doubtful accounts of $352 and $461 at
      December 31, 1999 and 2000, respectively) ................................................        18,345          8,971
    Other ......................................................................................           736          2,338
  Multi-client data library held for sale.......................................................            --         16,678
  Inventories ..................................................................................           446            425
  Prepaids .....................................................................................         4,392          1,040
  Work in process ..............................................................................         1,570          1,130
                                                                                                     ---------      ---------
        Total current assets ...................................................................        28,209         34,253
Property, plant and equipment:
  Land .........................................................................................           422            415
  Buildings and improvements ...................................................................         1,989          1,959
  Plant facilities and store fixtures ..........................................................         1,438          1,384
  Machinery and equipment ......................................................................        91,807         92,670
                                                                                                     ---------      ---------
        Total property, plant and equipment ....................................................        95,656         96,428
  Less accumulated depreciation ................................................................        42,136         59,226
                                                                                                     ---------      ---------
        Net property, plant and equipment ......................................................        53,520         37,202
Multi-client data library - non current, net....................................................        27,430          2,768
Goodwill, net ..................................................................................        35,387         33,364
Other assets ...................................................................................         5,450          2,168
                                                                                                     ---------      ---------
        Total assets ...........................................................................     $ 149,996      $ 109,755
                                                                                                     =========      =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable, current portion of long-term debt and capital lease obligations ...............     $   8,247      $  10,924
  Accounts payable .............................................................................        12,876          6,592
  Accrued expenses .............................................................................         6,928          6,207
  Accrued interest .............................................................................         3,832          1,743
  Advanced data sale liability .................................................................            --          8,767
  Unearned revenue - current ...................................................................            --          4,129
  Foreign income taxes payable .................................................................         1,255            339
                                                                                                     ---------      ---------
        Total current liabilities ..............................................................        33,138         38,701
Revolving line of credit -- affiliate ..........................................................         7,500          7,500
Long-term debt and capital lease obligations ...................................................       112,209         51,235
Unearned revenue - non current .................................................................         2,167            782
Other liabilities and deferred credits .........................................................         2,342          1,787
Commitment and contingencies ...................................................................            --             --
Stockholders' Equity (deficit):
Preferred stock, $.001 par value. Authorized 1,000,000 shares ..................................
  8% convertible preferred series, liquidation value $100 per share; issued and
    outstanding -0- and 584,719 at December 31, 1999 and 2000, respectively ....................            --         57,316
  8% exchangeable preferred series, liquidation value $100 per share; issued
    and outstanding 149,677 and -0- shares, at December 31, 1999 and 2000 ......................        14,968             --
Common stock, $.001 par value. Authorized 50,000,000 shares; issued and ........................            15             15
    outstanding 14,544,055 and 14,547,055 shares at December 31, 1999 and 2000, respectively
Additional paid-in capital .....................................................................        42,111         58,867
Accumulated deficit ............................................................................       (63,074)      (104,072)
Accumulated other comprehensive loss ...........................................................        (1,380)        (2,376)
                                                                                                     ---------      ---------
        Total stockholders' equity (deficit)....................................................        (7,360)         9,750
                                                                                                     ---------      ---------
        Total liabilities and stockholders' equity (deficit)....................................     $ 149,996      $ 109,755
                                                                                                     =========      =========

          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                    YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                               1998            1999          2000
                                                             ---------      ---------      ---------

Revenues ...............................................     $ 175,512      $  66,047      $  66,152
Expenses:
  Direct operating expenses ............................       127,439         54,456         52,725
  Selling, general and administrative expenses .........        14,156         13,529          9,982
  Depreciation and amortization ........................        23,809         26,147         26,916
  Cost of contractual rights purchase ..................            --             --          3,821
  Charge for asset impairment ..........................         3,762          5,028          3,299
                                                             ---------      ---------      ---------
          Total costs and expenses .....................       169,166         99,160         96,743
                                                             ---------      ---------      ---------
          Operating income (loss) ......................         6,346        (33,113)       (30,591)
Other income (expense):
  Interest expense .....................................       (10,380)       (12,572)        (7,953)
  Interest income ......................................         1,080            566            396
  Other ................................................          (820)           602            869
                                                             ---------      ---------      ---------
          Total other expense ..........................       (10,120)       (11,404)        (6,688)
                                                             ---------      ---------      ---------
          Loss before taxes ............................        (3,774)       (44,517)       (37,279)
Income tax expense .....................................         3,924          1,236            343
                                                             ---------      ---------      ---------
          Net loss .....................................        (7,698)       (45,753)       (37,622)
Preferred dividends ....................................          (440)          (296)        (4,532)
                                                             ---------      ---------      ---------
          Net loss applicable to common stock ..........     $  (8,138)     $ (46,049)     $ (41,926)
                                                             =========      =========      =========
LOSS PER COMMON SHARE -- BASIC AND DILUTED:
Net loss ...............................................     $    (.54)     $   (3.16)     $   (2.59)
Dividend requirement on pay-in-kind preferred stock ....          (.03)          (.02)          (.29)
                                                             ---------      ---------      ---------
Net loss per common share ..............................     $    (.57)     $   (3.18)     $   (2.88)
                                                             =========      =========      =========

           See accompanying notes to consolidated financial statements

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                            CUMULATIVE                                               ACCUMULATED
                                            PAY-IN-KIND                   ADDITIONAL                     OTHER           TOTAL
                                             PREFERRED       COMMON        PAID-IN      ACCUMULATED  COMPREHENSIVE   STOCKHOLDERS'
                                               STOCK         STOCK         CAPITAL        DEFICIT         LOSS      EQUITY (DEFICIT)
                                            -----------     ---------     ----------    -----------  -------------  ----------------

Balances at December 31, 1997 ...........     $  10,000     $      14     $  41,278      $  (8,833)     $    (467)     $  41,992
  Net loss ..............................            --            --            --         (7,698)            --         (7,698)
  Redemption of cumulative
     pay-in-kind preferred stock ........       (10,000)           --            --             --             --        (10,000)
  Issuance of 237,500 shares of
     common stock to principal
     shareholders in satisfaction of
     the Registration Rights
     Agreement ..........................            --            --            --             --             --             --
  Payment of dividends ..................            --            --            --           (722)            --           (722)
  Stock issue costs for registration
     rights .............................            --            --          (336)            --             --           (336)
  Issuance of 36,000 shares of
     common stock to
     non-employee directors .............            --            --           150             --             --            150
  Non-cash litigation costs .............            --            --           635             --             --            635
  Translation adjustments ...............            --            --            --             --         (2,019)        (2,019)
                                              ---------     ---------     ---------      ---------      ---------      ---------

Balances at December 31, 1998 ...........     $      --     $      14     $  41,727      $ (17,253)     $  (2,486)     $  22,002
  Net loss ..............................            --            --            --        (45,753)            --        (45,753)
  Issuance of 149,677 shares of
     preferred stock ....................        14,968            --            --             --             --         14,968
  Payment of dividends ..................            --            --            --            (68)            --            (68)
  Issuance of 18,000 shares of
     common stock to non-employee
     directors ..........................            --            --            84             --             --             84
  Issuance of 100,000 shares of
     common stock .......................            --             1           300             --             --            301
  Translation adjustment ................            --            --            --             --          1,106          1,106
                                              ---------     ---------     ---------      ---------      ---------      ---------

Balances at December 31, 1999 ...........     $  14,968     $      15     $  42,111      $ (63,074)     $  (1,380)     $  (7,360)
  Net loss ..............................            --            --            --        (37,622)            --        (37,622)
  Conversion of Subordinated Notes
     to preferred stock .................        38,972            --        16,747             --             --         55,719
  Issuance of preferred stock
   dividends ............................         3,376            --            --         (3,376)            --             --
  Issuance of 3,000 shares of
     common stock to non-employee
     directors ..........................            --            --             9             --             --              9
  Translation adjustment ................            --            --            --             --           (996)          (996)
                                              ---------     ---------     ---------      ---------      ---------      ---------
Balances at December 31, 2000 ...........     $  57,316     $      15     $  58,867      $(104,072)     $  (2,376)     $   9,750
                                              =========     =========     =========      =========      =========      =========

           See accompanying notes to consolidated financial statements

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           YEAR  ENDED DECEMBER 31
                                                                    ---------------------------------------
                                                                      1998           1999           2000
                                                                    ---------      ---------      ---------

Cash flows from operating activities:
  Net loss ....................................................     $  (7,698)     $ (45,753)     $ (37,622)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Charge for asset impairment ...............................         3,762          5,028          3,299
    Provision for doubtful accounts ...........................           194            765            200
    Depreciation and amortization expense .....................        22,286         22,865         21,146
    Cost of contractual rights purchase represented by non-
      cash consideration ......................................            --             --          1,470
    Amortization of multi-client data library .................         1,523          3,282          5,770
    (Gain) loss on the sale of fixed assets ...................          (189)           176            (69)
    Exchange loss (gain) ......................................           485           (351)           (48)
    Non-cash litigation costs .................................           635             --             --
    Other non-cash items ......................................            68            163            394
  Changes in assets and liabilities:
    Accounts receivable .......................................         3,046          7,735          7,572
    Inventories ...............................................            18             66             21
    Prepaids ..................................................           737            247          3,352
    Work-in-process ...........................................        (1,283)         2,492            440
    Other assets ..............................................          (414)         2,785          1,143
    Accounts payable ..........................................        (1,149)        (2,440)        (6,284)
    Accrued expenses ..........................................           331          1,564          7,459
    Foreign income taxes payable ..............................          (616)          (936)          (916)
    Other liabilities and deferred credits ....................        (4,398)         1,335          2,189
                                                                    ---------      ---------      ---------
    Net cash provided by (used in) operating activities .......        17,338           (977)         9,516
Cash flows from investing activities:
  Capital expenditures ........................................       (20,666)        (7,196)        (2,185)
  Multi-client data ...........................................       (10,023)       (24,732)        (1,940)
  Proceeds from the sale of assets ............................           634            344          1,127
  Acquisition of Interactive Seismic Imaging ..................        (2,988)            --             --
  Restricted cash .............................................           215             89             --
                                                                    ---------      ---------      ---------
        Net cash used in investing activities .................       (32,828)       (31,495)        (2,998)
Cash flows from financing activities:
  Debt issue costs ............................................        (4,629)           (11)            --
  Preferred stock issue costs .................................            --             --           (462)
  Common stock issue costs ....................................          (336)            --             --
  Issuance of common stock ....................................           150             --              9
  Redemption of preferred stock ...............................       (10,000)            --             --
  Dividends paid ..............................................          (722)           (68)            --
  Borrowings made during the period ...........................       119,335         64,095         39,607
  Repayment on borrowings during the period ...................       (86,977)       (51,821)       (44,641)
  Proceeds from the issuance of preferred stock ...............            --         14,968             --
                                                                    ---------      ---------      ---------
    Net cash provided by (used in) financing activities .......        16,821         27,163         (5,487)
Effect of exchange rate changes on cash .......................          (503)            91            (80)
                                                                    ---------      ---------      ---------
  Net increase (decrease) in cash and cash equivalents ........           828         (5,218)           951
Cash and cash equivalents at beginning of period ..............         7,093          7,921          2,703
                                                                    ---------      ---------      ---------
Cash and cash equivalents at end of period ....................     $   7,921      $   2,703      $   3,654
                                                                    =========      =========      =========

     SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES.
                                  SEE NOTE 18.

           See accompanying notes to consolidated financial statements

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         Grant Geophysical, Inc., a Delaware corporation (together with its subsidiaries, "Grant," or the "Company"), is a provider of seismic data acquisition services in land and transition zone environments in selected markets, including the United States, Canada, Latin America, the Middle East and the Far East. Through its predecessors, including GGI Liquidating Corporation ("GGI"), and its acquired subsidiary, Solid State Geophysical, Inc. ("Solid State"), together with their respective subsidiaries, the Company has participated in the seismic data acquisition services business in the United States, Canada, Latin America, the Far East, the Middle East, and Africa.

         On December 6, 1996 (the "Petition Date"), GGI filed for protection under the United States Bankruptcy Code and began its reorganization under the supervision of the Bankruptcy Court. The reorganization was precipitated by several factors, including overly rapid and under-financed expansion in the United States and Latin American markets, costs related to the development of a proprietary data recording system and poor operational results in the United States and certain international markets. These factors impaired GGI's ability to service its indebtedness, finance its existing capital expenditure requirements and meet its working capital needs. In addition, GGI was unable to raise additional equity, causing a disproportionate reliance on debt financing and equipment leasing. In connection with the reorganization, GGI replaced its senior management, disposed of unprofitable operations and developed the Plan, which was consummated on September 30, 1997 (the "Effective Date") with the purchase by Grant of substantially all of the assets and the assumption of certain liabilities of GGI. GGI is currently in liquidation and will distribute all of its assets pursuant to the plan of reorganization (the "Plan"). Upon the completion of its asset distribution, GGI will dissolve and cease to exist.

         Effective September 30, 1997 ("the Effective Date"), in connection with the Plan, Grant Geophysical, Inc. ("Grant"), which was formerly known as Grant Acquisition Corporation, acquired substantially all of the assets and assumed certain liabilities of GGI Liquidating Corporation ("GGI"), which was formerly known as Grant Geophysical, Inc. Elliott Associates L.P. ("Elliott") and Elliott International, L.P., formerly known as Westgate International, L.P., ("Elliott International") (collectively known as the "Principal Stockholders") owned 84.6% of the issued and outstanding common stock of Grant at December 31, 1999 and 2000. Elliott International owned all of the preferred stock that was outstanding in 1998. This preferred stock was redeemed on June 5, 1998 and all authorized shares have been canceled. Elliott owned all of the outstanding shares of the 8% Exchangeable Preferred Stock at December 31, 1999. The general partners of Elliott are Paul E. Singer and Braxton Associates, L.P. The general partner of Elliott International is Hambledon, Inc., a corporation controlled by Braxton Associates, L.P.. Elliott and Elliott International are each managed by Stonington Management Corporation, a corporation controlled by Mr. Singer. For financial statement purposes, the purchase of GGI's assets by Grant was accounted for as a purchase acquisition. The purchase price was allocated between the fair value of the GGI assets purchased and liabilities assumed, and Grant recorded goodwill of approximately $21.3 million. The effects of the acquisition are reflected in Grant's assets and liabilities as of the effective date.

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

         As a result of the aforementioned transactions, Grant's consolidated balance sheet as of December 31, 1999 and December 31, 2000 and statement of operations and cash flows for years ended December 31, 1998, 1999 and 2000 are presented using the basis of accounting discussed above.

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

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Grant is a holding company with no independent operations other than its investments in its subsidiaries. Grant Geophysical Corp., Grant Geophysical do Brasil Ltda., Grant Geophysical (Int'l), Inc., P.T. Grant Geophysical Indonesia, Recursos Energeticos Ltda., Advanced Seismic Technology, Inc., Solid State Geophysical Inc. and Solid State Internacional Ingenieria C.A.(the "Subsidiary Guarantors") represent all of the indirect and direct wholly owned subsidiaries of Grant. Grant conducts all of its operations through its subsidiaries. The Senior Notes (see Note 7) are fully, unconditionally, jointly and severally guaranteed by the Subsidiary Guarantors. Management has determined that information presented by separate financial statements of the Subsidiary Guarantors is not material to investors.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and all of their respective majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Revenues

         Revenue from non-cancelable exclusive and non-exclusive seismic surveys is recognized in accordance with the percentage of completion method of accounting based upon costs incurred as a percentage of total estimated costs. Revenue from cancelable exclusive seismic surveys is recognized in accordance with contractual milestones then chargeable to the customer in accordance with contract terms. Anticipated losses on survey contracts are recognized when such losses are determinable. The impact of applying SEC Staff Accounting Bulletin No. 101, "Revenue Recognition," was not material to the results of operations.

         Revenue from the licensing of multi-client data surveys is recognized when the Company obtains a non-cancelable commitment from the customer.

         Revenue from the Company's data processing services is recognized as the services are performed.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Cash and Cash Equivalents


         For purposes of the consolidated statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Such investments totaled $351,000 and $46,000 at December 31, 1999 and 2000, respectively.

     Restricted Cash

         At December 31, 1999 and 2000, restricted cash included certificates of deposit totaling $17,000, which were pledged as collateral for letters of credit.

     Allowance for Doubtful Accounts

         A reconciliation of the allowance for doubtful accounts is provided below (in thousands).

                                          YEAR ENDED DECEMBER 31,
                                        ---------------------------
                                        1998       1999       2000
                                        -----      -----      -----

Balance at beginning of period ....     $ 158      $  86      $ 352
Charged to costs and expenses .....       292        765        200
Amounts charged off ...............      (364)      (499)       (91)
                                        -----      -----      -----
Balance at end of period ..........     $  86      $ 352      $ 461
                                        =====      =====      =====

     Inventories

         Inventories, which consist primarily of miscellaneous supplies, are stated at the lower of cost or market. Cost is determined using the specific identification method.

     Work in Process

         Expenses related to the work in progress of seismic crews are deferred and recognized over the performance of the contract.

     Mobilization Cost

         Transportation and other direct expenses incurred prior to commencement of geophysical operations in an area, that would not have been incurred otherwise, are deferred and amortized over either the lesser of the term of the related contract or backlog of contracts in that area, or one year.

     Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of future minimum lease payments at the inception of the lease.

         Depreciation is provided principally by the straight-line method over the estimated useful lives of the various classes of assets as follows:

                                                            YEARS
                                                            -----

Buildings and improvements .............................     5-20
Data processing equipment ..............................     3-5
Plant facilities and office fixtures ...................     5-10
Seismic exploration and transportation equipment .......     3-10

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Plant and equipment held under capital leases are amortized by the straight-line method over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance and repairs are charged to operations. Betterments and major renewals are capitalized. Amortization of assets recorded under capital leases is included with depreciation and amortization expense.

     Multi-Client Data Library

         The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve-month period beginning at the completion of the acquisition and processing of each multi-client survey, costs are amortized based on revenues from such survey (inclusive of underwriting fees) as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years. Amortization expense associated with the Company's multi-client data library was $3.3 million and $5.8 million for the years ended December 31, 1999 and 2000, respectively. As of December 31, 1999 and 2000, accumulated amortization related to the Company's multi-client data library was $4.8 million and $10.6 million, respectively.

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

     Goodwill

         Goodwill, representing the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. Accumulated amortization was approximately $3.2 million and $4.7 million as of December 31, 1999 and 2000, respectively. The Company assesses the recoverability of this intangible asset by determining whether the goodwill balance is expected to be recovered through undiscounted future operating cash flows of the acquired operation over the remaining estimated life of the goodwill. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflective of Grant's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The goodwill created in the purchase of GGI's assets and the purchase of the remaining interest in ISI is being amortized over 30 years and the goodwill created in the acquisition of Solid State's minority interest is being amortized over 20 years.

     Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The more significant areas requiring the use of management estimates relate to expected future sales associated with the Company's multi-client data library, estimated future net cash flows related to long-lived assets and

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


valuation allowances for deferred tax assets. Actual results could differ materially from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

     Foreign Exchange Gains and Losses

         The United States ("U.S.") dollar is the Company's primary functional currency in all foreign locations with the exception of its Canadian subsidiaries. Accordingly, those foreign entities (other than Canada) translate property and equipment (and related depreciation) and inventories into U.S. dollars at the exchange rate in effect at the time of their acquisition while other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. Re-measurement gains and losses are included in the determination of net income and are reflected in other income (expense) (See
Note 15). The Canadian subsidiaries use the Canadian dollar as their functional currency and translate all assets and liabilities at year-end exchange rates and operating results at average exchange rates prevailing during the year. Adjustments resulting from the translation of Canadian assets and liabilities are recorded in the accumulated other comprehensive loss account in stockholders' equity.

     Income Taxes

         Under the asset and liability method required by SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested. The Company has not provided deferred U.S. income tax on those earnings to the extent such earnings are either remitted or deemed remitted as dividends or if the Company should sell its stock in these foreign subsidiaries.

     Income (Loss) Per Common Share

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period without any dilutive effects considered. Diluted income (loss) per common share reflects dilution for all potentially dilutive securities, including warrants and convertible securities. The income (loss) is adjusted for cumulative preferred stock dividends in calculating net income (loss) attributable to common shareholders.

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

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Segment Information

         The Company follows the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The management approach required by SFAS No. 131 designates the internal organization used by management for making operating decisions and assessing performance as the basis for determining the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. (see Note 4).

     Reclassifications

         Certain amounts previously reported have been reclassified to conform to current year financial statement presentation.

     Current Industry Conditions

         The Company competes in a highly competitive sector of the oil and gas services industry. The Company's business depends in large part on the conditions of the oil and gas exploration and production industry sector, and specifically on capital expenditure levels of the Company's customers directed toward seismic data acquisition and processing. The decrease in the price of oil and gas that occurred between the fourth quarter of 1998 and the first quarter of 1999 significantly reduced demand for the Company's services. Although commodity prices have since recovered, demand for land and transition zone seismic acquisition services remains severely depressed over levels experienced in 1997 and 1998. The Company's results of operations and cash flows, both domestically and in certain international regions, have been and will continue to be adversely affected should capital spending levels by the Company's customers continue at depressed levels and thereby reduce demand for the Company's services.

         As indicated in the accompanying Consolidated Statements of Operations, the Company sustained significant losses in 2000 and 1999. As discussed in Note 7, in January 2000, the Company completed the exchange of approximately $56.3 million of long-term debt and related accrued interest of approximately $2.4 million for the Company's 8% Convertible Preferred Stock. Further, the Company's senior credit facility was modified and increased to provide additional working capital sources. As a result of continuing low U.S. demand for land seismic data acquisition services, net losses for 1999 and 2000 were $45.8 million and $37.6 million, respectively. Initiatives taken during 1999 and intensified significantly during 2000 have consisted of: (a) closing and or consolidating certain U.S. field offices and foreign operations; (b) reducing personnel levels; and, (c) consolidating certain administrative functions. Further cost reduction steps have been taken through March 26, 2001 and additional measures will be considered and taken to the extent necessary to size the Company's operations to then current business levels. The Company incurred significant net losses in 1999 and 2000 and, given the continuing low activity level in land seismic acquisition services, expects to continue to incur net losses through 2001 although at a reduced level from losses over the previous two years. While Management believes there has been a recent improvement in market conditions for seismic services, it is anticipated that access to working capital to finance operations will remain limited through 2001. As previously discussed, the Company has in the past relied on Elliott to provide credit support and interim funding and such assistance is anticipated to be required in 2001 to allow the Company a period of time for operations to recover. Management has implemented a business plan in 2001 with the specific objectives of reducing operating losses and generating positive operating cash flow through intensified sales and marketing, tighter cost controls and reduced overhead expenses. The majority shareholder has committed to the Company, if required, to provide access to working capital to assist Management in achieving its 2001 business plan. However, should business conditions not continue to show improvement as anticipated in the 2001 business plan or should Management's long-term business plan beyond 2001 be unsuccessful, there can be no assurance that Elliott will continue to provide credit support and funding. Although there can be no assurance that additional financing will be available on commercially acceptable terms or that such financing will be available at all, Management believes that it will be successful in arranging, with the direct assistance of Elliott, adequate financing to meet its cash needs.

         The Company believes that increasing demand for land and transition zone seismic acquisition services, results from ongoing cost reduction initiatives, additional borrowing capabilities and support from Elliott will permit the Company to continue as a going concern and allow the Company to meet its business plan and capital and debt service requirements for the next twelve months.

(3) CHARGE FOR ASSET IMPAIRMENT

         In the fourth quarter of 1998, the Company wrote down certain non-productive fixed assets to fair market value in the amount of $564,000 and certain multi-client data surveys in the amount of $3.2 million

         In the third and fourth quarters of 1999, the Company wrote down certain multi-client data surveys in the amounts of $4.7 million and $303,000, respectively.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         In the fourth quarter of 2000, the Company wrote down certain multi-client data surveys in the amount of $3.3 million to reflect estimated recoverable value. This impairment position included approximately $2.2 million of book loss that would have resulted from the March 2001 data sale for $15.0 cash discussed in Note 20 - Subsequent Events.

         The impairments in 1998, 1999 and 2000 were due to revised estimates of future licensing prospects for such data due to reduced interest in the area by oil and gas companies and depressed exploration activities in the oil and gas exploration and production industry sector.

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

         The tables below present information about the Company's reported segments for the periods indicated (dollars in thousands):

                                                                              LATIN
                                            UNITED STATES     CANADA         AMERICA       FAR EAST         TOTAL
                                            -------------    ---------      ---------      ---------      ---------

FOR THE YEAR ENDED DECEMBER 31, 2000
  Revenues ..............................     $  26,825      $  14,984      $  20,183      $   4,160      $  66,152
  Operating Loss ........................       (20,867)        (2,227)        (4,483)        (3,014)       (30,591)
  Depreciation and Amortization .........        17,297          5,553          2,168          1,898         26,916

FOR THE YEAR ENDED DECEMBER 31, 1999
  Revenues ..............................     $  32,243      $  11,232      $  15,057      $   7,515      $  66,047
  Operating Loss ........................       (19,684)        (1,999)        (6,444)        (4,986)       (33,113)
  Depreciation and Amortization .........        16,502          3,763          2,677          3,205         26,147

FOR THE YEAR ENDED DECEMBER 31, 1998
  Revenues ..............................     $  78,659      $  14,175      $  52,604      $  30,074      $ 175,512
  Operating Income (Loss) ...............        (2,741)        (2,076)         8,314          2,849          6,346
  Depreciation and Amortization .........        12,430          4,474          4,547          2,358         23,809

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Revenues and identifiable assets by country are as follows as of and for the periods indicated (dollars in thousands).

                             YEAR ENDED DECEMBER 31,
                        ----------------------------------
                          1998         1999         2000
                        --------     --------     --------

Total revenues
United States .....     $ 78,659     $ 32,243     $ 26,825
Canada ............       14,175       11,232       14,984
Latin America .....       52,604       15,057       20,183
Far East ..........       30,074        7,515        4,160
                        --------     --------     --------
                        $175,512     $ 66,047     $ 66,152
                        ========     ========     ========

                                      DECEMBER 31,
                                  ---------------------
                                    1999         2000
                                  --------     --------

Identifiable assets:
United States ...............     $ 91,271     $ 62,571
Canada ......................       31,900       25,068
Latin America ...............       11,643       13,148
Far East ....................        8,264          633
                                  --------     --------
Total identifiable assets ...      143,078      101,420
Corporate assets ............        6,918        8,335
                                  --------     --------
                                  $149,996     $109,755
                                  ========     ========

         During 1998 and 1999, the Company did not derive more than 10% of its revenue from any single customer. For the year 2000, revenues from two oil companies were approximately $10.1 million (15%) and $9.7 million (15%).

(5) PROPERTY, PLANT AND EQUIPMENT

         A summary of property, plant and equipment follows:

                                                           ACCUMULATED
                                                  COST     DEPRECIATION
                                                 -------   ------------
                                                (DOLLARS IN THOUSANDS)
DECEMBER 31, 1999
    Land ...................................     $   422     $    --
    Buildings and improvements .............       1,989         360
    Plant facilities and store fixtures ....       1,438         874
    Machinery and equipment ................      91,807      40,902
                                                 -------     -------
                                                 $95,656     $42,136
                                                 =======     =======

DECEMBER 31, 2000
    Land ...................................     $   415     $    --
    Buildings and improvements .............       1,959         512
    Plant facilities and store fixtures ....       1,384       1,130
    Machinery and equipment ................      92,670      57,584
                                                 -------     -------
                                                 $96,428     $59,226
                                                 =======     =======

         Depreciation expense on property, plant and equipment for the years ended December 31, 1998, 1999 and 2000 was $20.8 million, $21.3 million and $19.6 million, respectively.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(6) INCOME TAXES

         The amounts of income (loss) before income taxes attributable to domestic and foreign operations follow (dollars in thousands):

                               YEAR ENDED DECEMBER 31,
                         ------------------------------------
                           1998          1999          2000
                         --------      --------      --------

Domestic ...........     $(12,861)     $(30,160)     $(25,131)
Foreign ............        9,087       (14,357)      (12,148)
                         --------      --------      --------
                         $ (3,774)     $(44,517)     $(37,279)
                         ========      ========      ========

         The components of income tax expense follow (dollars in thousands):

                                     YEAR ENDED DECEMBER 31,
                                  ----------------------------
                                   1998       1999       2000
                                  ------     ------     ------
   Current:
       State ................     $   --     $   --     $   --
       Federal ..............        100         --         --
       Foreign ..............      3,824      1,236        343
   Deferred:
       State ................         --         --         --
       Federal ..............         --         --         --
       Foreign ..............         --         --         --
                                  ------     ------     ------
   Income tax expense .......     $3,924     $1,236     $  343
                                  ======     ======     ======

         The total income tax expense is different from the amount computed by applying the U.S. Federal income tax rate to income before income taxes. The reasons for these differences were as follows (dollars in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                               ------------------------------------
                                                 1998          1999          2000
                                               --------      --------      --------

Income tax expense (benefit) at U.S. .....
  Federal rate ...........................     $ (1,321)     $(15,581)     $(13,048)
Increases (reductions) in taxes from:
Foreign income taxed at more (less)
  than U.S. rate .........................          (79)          530           269
Losses with no tax benefit expected ......        5,324        16,287        13,122
                                               --------      --------      --------
Income tax expense recorded ..............     $  3,924      $  1,236      $    343
                                               ========      ========      ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                     YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                 1998          1999          2000
                                                               --------      --------      --------
Deferred tax assets:
  Plant and equipment, principally due to differences
     in depreciation .....................................     $  1,190      $  1,425      $  4,240
  Financing costs ........................................          127            84            34
  Research and development costs .........................          466           494           476
  Allowance for doubtful accounts and other accruals .....          146           119           161
  Net capital loss carryforwards .........................           --           113           533
  Net operating loss carry forwards ......................       11,311        29,258        36,314
                                                               --------      --------      --------
          Total ..........................................       13,240        31,493        41,758

Deferred tax liabilities:
  Goodwill amortization ..................................         (307)         (557)         (803)
  Plant and equipment, principally due
     to differences in depreciation ......................          (88)           --            --
                                                               --------      --------      --------
  Net deferred tax asset .................................       12,845        30,936        40,955
  Valuation allowance ....................................      (12,845)      (30,936)      (40,955)
                                                               --------      --------      --------
          Net deferred tax asset
            (liability) ..................................     $     --      $     --      $     --
                                                               ========      ========      ========

         A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is then adjusted when the realization of deferred tax assets becomes more likely than not. Adjustments are also made to recognize the expiration of net operating loss carryforwards, with equal and offsetting adjustments to the related deferred tax asset. The increase in the valuation allowance during 1999 and 2000 of approximately $18,091,000 and $10,019,000, respectively, resulted primarily from current period net operating losses.

         As of December 31, 2000, Grant has U.S. ($85,472,000) and non-U.S. ($15,565,000) net operating loss carryforwards of approximately $101,037,000. Such tax loss carryforwards expire in varying amounts during the periods from 2001 through 2011 and 2017 through 2020, except for $1,868,000 of the non-U.S. loss which has an indefinite carryforward period.

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

(7) DEBT AND OTHER FINANCINGS

         A summary of notes payable, long-term debt, and capital lease obligations was as follows (dollars in thousands):

                                                                           DECEMBER 31,
                                                                        -------------------
                                                                         1999        2000
                                                                        -------     -------

Term Loan -- affiliate:
  Prime plus 1.5% (11% at December 31, 2000), due May 11, 2002 ....     $ 7,500     $ 7,500
                                                                        =======     =======

Revolving Credit Line and Term Loans:
  Term note -- prime plus 1.5% (11% at December 31, 2000),
     due May 11, 2005 .............................................     $10,759     $ 8,231
  Revolving credit line -- prime plus 1.5% (11% at
     December 31, 2000), due May 11, 2005 .........................       4,805       2,965
  Senior Notes -- 9.75%, due February 15, 2008 ....................      99,361      43,435

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Equipment notes payable -- 11.5%, due 2001 ..................         3,135          2,254
Other notes payable -- 8% to 10.38%, due 2001-2005 ..........         1,075          1,370
Capital lease obligations -- 5.8% to 10%, due 2001-2006 .....         1,321          1,210
Factored foreign trade receivable ...........................            --          2,694
                                                                  ---------      ---------
Total long-term debt ........................................       120,456         62,159
Less current portion ........................................        (8,247)       (10,924)
                                                                  ---------      ---------
        Notes payable, long-term debt and capital lease
          obligations excluding current portion .............     $ 112,209      $  51,235
                                                                  =========      =========

         On October 1, 1997, Grant and Elliott entered into a credit facility (the "Credit Facility") providing for a revolving loan facility under which Grant could borrow up to an aggregate principal amount of $5 million. On December 18, 1997, the credit facility was amended to provide for a term loan of $15.8 million in addition to the revolving loan. The proceeds of the term loan were used by Grant to purchase all of the stock of Solid State not already owned by Grant (see Note 1). This original credit facility was due to expire on March 31, 1999, at which time all obligations of Grant under the credit facility were due and payable. In connection with the redemption of the cumulative pay-in-kind preferred stock, par value $.001 per share ("Preferred Stock") (see Note 12), held by Westgate, Elliott agreed to amend the Credit Facility on June 5, 1998 to increase the maximum borrowing capacity from $5 million to $15 million and to extend the term of the facility from March 31, 1999 to March 31, 2000. In April 1999, the Credit Facility was further extended to $20 million. The loans under the Credit Facility were collateralized by all of Grant's assets and a pledge by Grant of certain notes and all the outstanding shares of capital stock of its subsidiaries. Each subsidiary of Grant executed a guaranty in favor of Elliott, each of which guaranteed payment of all Grant's obligations owed to Elliott under the Credit Facility. Each subsidiary pledged its assets in favor of Elliott to secure its obligations under its respective guaranty. The Credit Facility contained restrictions which, among other things, prohibited Grant's right to pay dividends and limited its right to borrow money, purchase fixed assets or engage in certain types of transactions without the consent of the lender. The $15.8 million term loan was paid in full on February 18, 1998 with the proceeds of the Senior Notes (See below). At December 31, 1998, the Company was in technical violation of a covenant in the Credit Facility which limited the capital expenditures for any one year to a maximum of $14 million. The Company obtained from Elliott a consent and waiver to the default, effective December 31, 1998. In addition, the Credit Facility limits the Company from taking, without the consent of the lender, certain actions, including creating indebtedness in excess of specified amounts and declaring and paying dividends.

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

         On February 14, 2000, the Company completed significant modifications to the Loan and Security Agreement with Foothill and Elliott whereby the credit facility was increased from $25 million to $29 million by means of increasing commitments under the revolving credit facility from $6 million to $10 million, subject

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

to borrowing base limitations. The term loan, which had been reduced through periodic payments to $10.1 million, was increased to the original outstanding balance of $11.5 million. At December 31, 2000, $7.5 million and $8.2 million were outstanding under the Elliott term loan and the Foothill term loan, respectively and $3.0 million was outstanding under the Foothill revolving credit line. As discussed in Note 20 - Subsequent Events, on March 22, 2001, the Foothill/Elliott Credit Facility was modified and extended through May 11, 2005.

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

         In order to improve its liquidity and supplement its operating activities, pursuant to a registration statement originally filed on October 28, 1999 and declared effective on January 12, 2000, the Company offered to exchange (the "Exchange Offer") $100,000,000 aggregate principal amount of its outstanding Senior Notes for shares of its Convertible Preferred Stock with an aggregate liquidation value equal to 65% of the aggregate principal amount of the Senior Notes tendered, plus 100% of the accrued and unpaid interest thereon through the date of the exchange. On January 19, 2000, a total of $56,320,000 of the Senior Notes, together with $2,364,000 of accrued and unpaid interest, were exchanged for 389,722 shares of Convertible Preferred Stock. The Senior Notes exchanged represent all of the Senior Notes previously held by Elliott and Elliott International. No other Senior Notes were tendered and the Exchange Offer expired on February 7, 2000. The consummation of the Exchange Offer has increased the Company's liquidity by reducing its principal payment obligations with respect to the Senior Notes and reducing the negative cash flow impact of its interest payment obligations on the Senior Notes. The Company intends to pay dividends on the Convertible Preferred Stock in additional shares of Convertible Preferred Stock until further notice. In connection with the Exchange Offer, the Company solicited and obtained requisite consents from the holders of its Senior Notes in order to amend definitions and to modify certain restrictive covenants in the indenture governing the Senior Notes.

         In August 2000, the Company, entered into an agreement with Elliott to assign, from time to time, a net revenue interest in certain geological and geophysical data included in the U.S. multi-client data library for an amount up to $7.5 million. Proceeds from net revenue interest sales, together with a computed preferred return of 1% per month are payable from future sales of multi-client data. In November 2000, the Company entered into a depository agreement with Elliott whereby Elliott made cash deposits aggregating $1,000,000 with the Company to the applied toward the purchase of an undivided mineral interest and related seismic data in a prospect developed by the Company during 2000. In January of 2001, this agreement was amended to increase the amount to $1,850,000. For financial reporting purposes, at December 31, 2000 cumulative proceeds to the Company of $8,500,000, together with applicable preferred return, have been classified in current liabilities as advanced data sales liability in the accompanying consolidated

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

balance sheet. Elliott was repaid in full for these fundings on March 23, 2001 from a portion of the proceeds from the sale of a substantial portion of the Company's southern U.S. multi-client data library (see Note 20 - Subsequent Events).

         As of December 31, 2000, the maturities of the Company's notes payable, long-term debt and capital lease obligations (dollars in thousands) are as follows:

  YEARS ENDED
  DECEMBER 31                                                              AMOUNT
  -----------                                                             ---------
   2001..............................................................     $   8,230
   2002..............................................................        11,927
   2003..............................................................         3,200
   2004..............................................................           128
   2005..............................................................            41
Thereafter...........................................................        43,439
                                                                          ---------
                                                                          $  66,965
                                                                          =========

(8) LEASES

         The Company had under capital and operating leases office and warehouse space and equipment with remaining terms ranging from approximately one to three years. The future minimum lease payments under Grant's various capital and non-cancelable operating leases are as follows (dollars in thousands):

                                                                       CAPITAL   OPERATING
  YEARS                                                                LEASES      LEASES
  -----                                                                -------     ------

  2001........................................................         $   908     $  706
  2002........................................................             186        411
  2003........................................................              88        120
  2004........................................................              33         --
  2005........................................................              13         --
                                                                       -------     ------
Total minimum lease payments..................................           1,228      1,237
Less interest.................................................             (18)        --
                                                                       -------     ------
          Present value of net minimum lease payments.........         $ 1,210     $1,237
                                                                       =======     ======

         Accumulated amortization for capitalized leases was $3.5 million and $5.0 million at December 31, 1999 and 2000, respectively. Rental expense was $2.6 million, $2.2 million and $2.4 million for 1998, 1999 and 2000, respectively.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         The Incentive Plan is required to be administered by the Board of Directors or by a committee of the Board of Directors consisting of at least two non-employee directors. The Board of Directors or its designated committee will select the employees and non-employee directors to whom awards may be granted and the type of award to be granted and determine, as applicable, the number of shares to be subject to each award, the exercise price and the vesting. In making such determinations, the Board of Directors or its designated committee will take into account the employee's present and potential contributions to the success of the Company and other relevant factors. As of December 31, 1999, awards covering 1,766,400 shares have been made by the Board of Directors. During 1999, there were 613,800 option cancellations due to terminations. The 1998 awards include 966,400 non-statutory stock options that will vest annually in equal one-third increments beginning on December 31, 1998. All such options were granted at a price equal to or in excess of the then estimated fair market value of the Company's stock at the date of grant. Such options have an average exercise price of $5.76 per share (range of $4.75 to $6.84 per share), subject to adjustment in certain circumstances. The 1999 awards consist of 800,000 non-statutory stock options that will vest annually in equal one-third increments beginning on February 1, 2000. Such options have an exercise price of $4.25 per share. In addition, 9,000 restricted shares (54,000 total restricted shares, 36,000 in 1998 and 18,000 in 1999) were granted to each non-employee director subject to the satisfaction of certain conditions set forth under the Incentive Plan. The Company recognized approximately $54,000 in compensation expense in 1999 and $69,000 in 2000, respectively, in relation to such restricted shares, based on its estimate of fair market value pursuant to SFAS No. 123. As of March 26, 2001, all 51,000 of such shares were unrestricted.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

STOCK OPTIONS

         A summary of the status of stock options granted is presented below.

                                                   NUMBER           WEIGHTED
                                                 OF SHARES           AVERAGE
                                                UNDER OPTION      EXERCISE PRICE
                                                ------------      --------------

Shares under option at December 31, 1998 ....     1,577,700           $5.70
  Granted ...................................       802,500           $4.25
  Exercised .................................            --           $0.00
  Canceled ..................................       613,800           $5.73
                                                  ---------           -----
Shares under option at December 31, 1999 ....     1,766,400           $5.03
  Granted ...................................       705,000           $2.79
  Exercised .................................            --           $0.00
  Canceled ..................................       337,700           $5.68
                                                  ---------           -----
Shares under option at December 31, 2000 ....     2,133,700           $4.14
                                                  =========           =====

 Options exercisable at December 31:
  1999 ......................................       605,533           $5.11
  2000 ......................................       842,467           $4.34

         The following table summarizes information with respect to stock options outstanding at December 31, 2000:

                         NUMBER            WEIGHTED                        NUMBER
    RANGE OF           OUTSTANDING          AVERAGE         WEIGHTED     EXERCISABLE    WEIGHTED
    EXERCISE               AT              REMAINING         AVERAGE         AT          AVERAGE
     PRICES             12/31/00        CONTRACTUAL LIFE  EXERCISE PRICE   12/31/00   EXERCISE PRICE
----------------       -----------      ----------------  -------------- ------------ --------------
$  4.75 to $6.84           638,700            7.23              5.76       425,800        $ 5.23
       4.25                800,000            3.11              4.25       266,667        $ 4.25
       3.00                545,000            4.30              3.00                      $ 3.00
       2.00                150,000            1.00              2.00       150,000        $ 2.00
                       -----------                                         -------        ------
                         2,133,700                                         842,467        $ 4.34
                       ===========                                         =======

         As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation", the Company applies Accounting Principles Board Opinion 25 in accounting for its share-based compensation plans. Accordingly, no compensation cost has been recognized under these plans, with the exception noted above, because, as of the measurement date, which in this case is the grant date, the exercise price of granted options is equal to or in excess of the fair value of the underlying shares. Had compensation cost for the Company's share-based compensation plans been determined based on the fair values of the options granted after January 1, 1998, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have increased as follows:

                                                                           2000
                                                                ---------------------------
                                                                   AS
                                                                REPORTED          PRO FORMA
                                                                --------          ---------

Net loss applicable to common stock..................           $ (41,926)        $ (41,926)
Loss per common share -- basic and diluted...........           $ (2.88)          $ (2.88)

                                                                           1999
                                                                ---------------------------
                                                                   AS
                                                                REPORTED          PRO FORMA
                                                                --------          ---------

Net loss applicable to common stock..................           $ (46,049)        $ (46,049)
Loss per common share -- basic and diluted...........           $   (3.18)        $   (3.18)

         The estimated weighted average fair value of options granted during 1999 and 2000 was $0 and $0, respectively, determined in conformity with the Black-Scholes option pricing model in all material respects.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(11) EMPLOYEE BENEFIT PLANS

     Employee Retirement Savings Plan

         GGI had established a defined contribution plan covering substantially all U.S. and certain foreign employees whereby participants could elect to contribute between 1% and 15% of their annual salary. Participants could not make contributions in excess of $10,500 per year (as adjusted annually by the cost of living adjustment factor). On the Effective Date, GGI assumed and assigned the plan to Grant. Under the plan, the employer may contribute, on a discretionary basis, one-half of the participant's contribution percentage up to 6% (limited to 3% of any employee's annual salary). The plan was amended in June 1997 to eliminate the employer's option to contribute common stock so that discretionary contributions may be made only in the form of cash. Cash contributions to the plan by Grant for years ended December 31, 1998, 1999 and 2000 totaled $196,000, $94,000, and $51,000, respectively.

     Other Post Retirement Benefits

         GGI sponsored a defined contribution post-retirement plan which, pursuant to the Plan, was assumed by GGI and assigned to Grant. The plan is contributory and is structured to provide medical coverage for eligible retirees and their dependents (as defined in the plan). Generally, employees who have completed 10 years of continuous service with the Company, are between 55 and 64 years of age, and are ineligible for Medicare are eligible for plan participation. Liabilities for post-retirement health care benefits are not material to the Company's results of operations or financial position.

(12) STOCKHOLDERS' EQUITY

     Preferred Stock

         On June 5, 1998, the Company redeemed all of the outstanding 10,000 shares of Cumulative Preferred Stock with a par value $0.00 per share and a liquidation preference of $1,000 per share that were held by Elliott International, representing the liquidation amount of all such outstanding shares of Cumulative Preferred Stock, together with all accumulated, accrued and unpaid dividends payable in kind at an annual rate of 10.5% of approximately $702,000, for a total of $10.7 million cash. Upon redemption, the Cumulative Preferred Stock was canceled, retired and eliminated from the shares that the Company is authorized to issue.

         Grant has authorized 150,000 shares of 8% exchangeable pay-in-kind preferred stock (the "Exchangeable Preferred Stock"), par value $0.001 per share, with a liquidation preference of $100 per share, of which 149,677 and 0 shares were outstanding as of December 31, 1999 and 2000, respectively. Dividends accrued at an annual rate of 8%, of the liquidation value and paid quarterly on April 1, July 1, October 1 and January 1. Unpaid dividends associated with the Exchangeable Preferred Stock at December 31, 1999 were approximately $225,000. The shares were issued between August 16 and December 29, 1999, and dividends accrued from the issuance date.

         On October 25, 1999, holders of greater than a majority of the outstanding common stock voting power of the Company acted, by written consent, to further amend the Amended and Restated Certificate of Incorporation to decrease the number of authorized aggregate shares of capital stock of the Company from 60,000,000 to 55,000,000 shares, thus, decreasing the number of authorized shares of the Company's preferred stock from 10,000,000 to 5,000,000 shares.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         See Note 7 -- Debt for discussion of the issuance of shares of the Company's 8% Convertible Preferred Stock for outstanding shares of the Company's Exchangeable Preferred Stock and a portion of the Company's outstanding Senior Notes.

     Common Stock

         At December 31, 2000, Grant had authorized 50,000,000 shares of common stock, par value $.001 per share, of which 14,544,055 and 14,547,055 shares were issued and outstanding at December 31, 1999 and 2000, respectively. On September 30, 1999, the Company entered into an Asset Purchase Agreement, effective October 30, 1999 for the purchase of certain seismic acquisition equipment. The purchase price for the assets included the issuance of 100,000 shares of common stock, valued at $3.00 per share, which management considers fair market value at such time. The changes in common stock for the years ended December 31, 1998, 1999 and 2000 are as follows (dollars in thousands):

                                                                       COMMON STOCK
                                                                  -------------------------
                                                                    SHARES        AMOUNT
                                                                  ----------     ----------

Balance December 31, 1997 ...................................     14,152,555     $       14
  Common stock issued to directors ..........................         36,000             --
  Common stock issued in connection with subscription
     offering ...............................................        237,500             --
                                                                  ----------     ----------

Balance, December 31, 1998 ..................................     14,426,055     $       14
  Common stock issued to directors ..........................         18,000             --
  Common stock issued in connection with the purchase of
     equipment ..............................................        100,000              1
                                                                  ----------     ----------
Balance, December 31, 1999 ..................................     14,544,055     $       15
                                                                  ----------     ----------

  Common stock issued to directors ..........................          3,000             --
                                                                  ----------     ----------
Balance, December 31, 2000 ..................................     14,547,055     $       15
                                                                  ==========     ==========

(13) COMMITMENTS AND CONTINGENCIES

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

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         In October 1998, Zurich American Insurance Company ("Zurich") made a demand on Grant for the payment of $694,000 claimed to be due Zurich under the terms of certain insurance policies issued by Zurich to GGI in 1996, which policies were allegedly assumed by Grant at the conclusion of its bankruptcy reorganization in 1997. A settlement was agreed to by the parties subject only to the execution of a definitive Settlement Agreement and funding of the settlement at a cost to Grant of $290,000. This amount was accrued at December 31, 1998, and paid in 1999.

         The Company is a party to a lawsuit filed in August 2000, which alleges, among other things, that the defendants wrongfully acquired geophysical data from plaintiff's mineral estates after January 1, 1998. The Plaintiffs seek unspecified damages and injunctive relief. The matter is in the early stages of discovery and no dates have been set for a class certification hearing or trial on the merits. The Company believes that the allegations of the Lawsuit are without merit and intends to vigorously defend the Lawsuit. Management does not believe this lawsuit will have a material adverse impact on the Company's financial position, results of operations or cash flows.

         Additionally, Grant is involved in various claims and legal actions arising in the ordinary course of business. GGI is involved in various claims and legal actions arising in the bankruptcy and related to the Plan. Management of GGI and management of Grant are of the opinion that none of the claims and actions will have a material adverse impact on GGI's or Grant's financial position, results of operations or cash flows.

(14) RELATED PARTY TRANSACTIONS

         A former senior vice president of Grant loaned approximately CAD $500,000 for a two-year term at 10% interest to an entity in which the Company held, at the time, an 18% common equity interest. Additionally, Grant owned $268,000 of redeemable, cumulative preferred shares in the same entity. Currently, the Company holds a 14.5% common equity and no preferred shares. During 1998, Grant recorded a $271,000 write-down to reduce the carrying value of its investment in this entity to zero due to the entity's uncertain financial condition. The Company has in the past used this entity periodically to perform survey services. The senior vice president resigned in January 1998.

         The Company's former Chairman of the Board ("Chairman") was an officer of an affiliate of the Principal Stockholders of Grant. On April 28, 1998, Elliott granted to the Chairman options to purchase 100,000 shares of the Company's Common Stock from Elliott. Additionally, the Chairman has entered into a consulting agreement, dated April 28, 1998, with Grant (the "Consulting Agreement") which provides for an annual consulting fee of $100,000 for as long as he remains Chairman. Under the Consulting Agreement, the Chairman was also granted options by the Company to purchase 50,000 shares of Common Stock under the Incentive Plan at exercise prices equal to or in excess of the fair market value of the Company's stock on date of grant. These options vested annually in equal one-third increments beginning on December 31, 1998, and have an average exercise price of $6.07 per share. The Chairman resigned from the Board of Directors in December 2000 and at such time was granted stock options for 100,000 shares extending for one year to purchase shares at $2 per share as compensation for future services.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         See Note 19 for a discussion of the subscription offering and Notes 7, 12 and 20 for debt financing with Elliott.

         During 1999 and 2000, the Company performed data acquisition and processing services for an affiliated oil and gas exploration and production company. Further, this affiliated company has participated as an underwriter in one of the Company's multi-client data library programs. Revenues for these services were approximately $4,090,000 and $10,092,000 for 1999 and 2000, respectively, and related accounts receivable outstanding at December 31, 2000 was $36,000. Management of the Company believes such operations were conducted under terms and conditions comparable to third-party customers.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15) LOSS PER SHARE

         Loss per common share-basic and diluted is computed as follows (in thousands, except per share amounts):

                                                             YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                       1998            1999          2000
                                                    ----------      ----------      --------

Net loss applicable to common stock ...........     $   (8,138)     $  (46,049)     $(41,926)
                                                    ==========      ==========      ========
Weighted average common shares ................         14,257          14,458        14,547
                                                    ==========      ==========      ========
Loss per common share -- basic and diluted ....     $     (.57)     $    (3.18)     $  (2.88)
                                                    ==========      ==========      ========

         Dividend requirements on Grant's pay-in-kind preferred stock were $440,000, $296,000 and $4.3 million for the years ended December 31, 1998, 1999 and 2000, respectively.

(16) COMPREHENSIVE INCOME (LOSS)

         Effective January 1, 1998, Grant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components, including foreign currency translation adjustments and unrealized gains (losses) on marketable securities classified as available-for-sale. Grant's total comprehensive gain (loss) is as follows for the periods presented. No tax benefit (after consideration of the valuation allowance required under SFAS No. 109) has been allocated to "Other comprehensive loss -- foreign currency translation adjustments" for any of the reported periods.

                                                                        YEAR ENDED  DECEMBER 31,
                                                                  ------------------------------------
                                                                    1998          1999          2000
                                                                  --------      --------      --------
                                                                        (dollars in thousands)
     Net loss applicable to common stock ....................     $ (8,138)     $(46,049)     $(41,926)
     Other comprehensive gain (loss) -- foreign currency
       translation adjustments ..............................       (2,019)        1,106          (996)
                                                                  --------      --------      --------
               Total comprehensive loss .....................     $(10,157)     $(44,943)     $(42,922)
                                                                  ========      ========      ========

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(17) SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         Non-cash investing and financing activities consisted of the following (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1998        1999        2000
                                                                -------     -------     -------
CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
  Taxes, net of refunds ...................................     $ 3,624     $ 2,282     $   218
  Interest ................................................       7,822      10,765       4,822
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Property, plant and equipment acquired through debt
    Issuance ..............................................     $ 3,200     $ 2,000     $ 1,268
  Property, plant and equipment acquired through stock
    Issuance ..............................................          --         300          --
  Dividends paid in Preferred Stock in-kind ...............          --          68       3,376
  Prepaid insurance premium financing additions ...........       1,186          --          --

(18) SUBSCRIPTION OFFERING

         Pursuant to the Plan of Reorganization discussed in Note 1, the Company was required to conduct a subscription offering (the "Subscription Offering") of 4,750,000 shares of Grant Common Stock to certain holders of claims and other interests under the Plan for an aggregate purchase price of $23,750,000. The Plan provided that (i) Eligible Class 5 Claim Holders; (ii) Eligible Class 7 Interest Holders; and (iii) Eligible Class 8 Interest Holders, each as defined in the Plan (Collectively, the "Eligible Subscribers") could participate in the Subscription Offering. Because Elliott and certain of its affiliates, as interest holders under the Plan, were entitled to purchase 1,356,231 shares of Grant Common Stock in an offering by the Company, the Principal Stockholders offered the balance of such shares of Grant Common Stock to the Eligible Subscribers pursuant to the Subscription Offering. The Company registered the shares of Grant Common Stock with the Commission pursuant to the Subscription Offering. The registration statement became effective on July 7, 1998, and rights to subscribe for shares of Common Stock pursuant to the Subscription Offering expired if not exercised on August 24, 1998. As a result of the Subscription Offering a total of 2,080,722 of shares were subscribed. The total purchase price for these shares received by the Principal Shareholders was approximately $9,918,000.

(19) SUBSEQUENT EVENTS (UNAUDITED)

         On March 22, 2001, the Foothill/Elliott Credit Facility was modified and extended through May 11, 2005 (See Note 7 - Debt).

         On March 23, 2001, the Company completed the sale for $15,000,000 cash of a substantial portion of its multi-client data library in the southern United States to a third party seismic data broker, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. The sales proceeds were utilized to retire the cash advanced by Elliott amounting to $9,350,000 plus accrued preferred return thereon as discussed in
Note 7 - Debt and Other Financing with the balance used to reduce borrowings outstanding under the Company's revolving credit facility. In view of this sale, as well as other multi-client data library sales completed subsequent to December 31, 2000, $16,678,000 of cost basis in the multi-client data library has been classified in current assets at December 31, 2000 in the accompanying consolidated balance sheet.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL FINANCIAL INFORMATION
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               1ST           2ND           3RD              4TH
                                             QUARTER       QUARTER       QUARTER          QUARTER
                                             --------      --------      --------         --------
1999
Revenues ...............................     $ 22,734      $ 10,474      $ 11,513         $ 21,326
Operating loss .........................       (4,361)       (5,607)      (15,750)(1)       (7,395)(2)
Net loss ...............................       (6,871)       (8,398)      (18,876)         (11,608)
Net loss applicable to common stock ....       (6,871)       (8,398)      (18,944)         (11,836)
LOSS PER COMMON SHARE ..................           --
  BASIC AND DILUTED:
Net loss per common stock ..............     $   (.48)     $   (.58)     $  (1.31)        $   (.81)

2000
Revenues ...............................     $ 24,801      $ 16,751      $  8,847         $ 15,753
Operating loss .........................       (5,774)       (5,090)       (7,733)         (11,994)(3)
Net loss ...............................       (8,222)       (7,104)       (9,711)         (12,585)
Net loss applicable to common
  stock ................................       (9,139)       (8,202)      (10,844)         (13,741)
LOSS PER COMMON SHARE -
  BASIC AND DILUTED:
Net loss per common stock ..............     $   (.63)     $   (.56)     $   (.75)        $   (.94)

----------

(1) Includes a $4,726 charge for asset impairment of the multi-client data library (see Note 3 to Consolidated Financial Statements).

(2) Includes a $302 charge for asset impairment of the multi-client data library (see Note 3 to Consolidated Financial Statements).

(3) Includes a $3,299 charge for asset impairment on the multi-client data library (see note 3 to Consolidated Financial statements)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
------          -----------

  3.1       --  Amended and Restated Certificate of Incorporation of the
                Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the
                Commission on August 19, 1999).

  3.2       --  Articles of Amendment to the Amended and Restated Certificate of
                Incorporation of the Registrant. (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form
                S-1, File No. 333-89863, originally filed with the commission on October 28, 1999).

  3.3       --  Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Commission on August 19, 1999).

  4.1       --  Certificate of Designations of 8% Exchangeable Preferred Stock
                of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the Commission on August 19, 1999).

  4.2       --  Certificate of Designations of 8% Convertible Preferred Stock of
                the Registrant. (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1, File No.
                333-89863, originally filed with the Commission on October 28,
                1999).

  4.3       --  Specimen Certificate for the Common Stock, par value $.001 per share, of the Registrant (incorporated by reference to Exhibit
                4.1 of the Registrant's Registration Statement on Form S-1, File
                No. 333-43219, originally filed with the Commission on December
                24, 1997).

  4.4       --  Specimen Certificate for the 8% Exchangeable Preferred Stock,
                par value $.001 per share, of the Registrant. (incorporated by reference to Exhibit 4.4 of the Registrant's Registration
                Statement on Form S-1, File No. 333-89863, originally filed with the Commission on October 28, 1999).

  4.5       --  Specimen Certificate for the 8% Convertible Preferred Stock, par
                value $.001 per share, of the Registrant. (incorporated by reference to Exhibit 4.5 of the Registrant's Registration
                Statement on Form S-1, File No. 333-89863, originally filed with the Commission on October 28, 1999).

  4.6       --  Indenture dated as of February 18, 1998, by and among the
                Registrant, LaSalle National Bank, as trustee, and the subsidiary guarantors, as defined therein (incorporated by reference to Exhibit 4.6 of the Registrant's Registration
                Statement on Form S-1, File No. 333-43219, originally filed with the Commission on December 24, 1997).

  4.7       --  First Supplemental Indenture, dated as of January 19, 2000, by and among the Registrant, LaSalle Bank National Association, as trustee, and the subsidiary guarantors, as defined therein.

  10.1      --  Registration Rights Agreement between the Registrant and Elliott
                Associates, L.P. dated September 19, 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration
                Statement on Form S-1, File No. 333-43219, originally filed with the Commission on December 24, 1997).

  10.2      --  Amendment No. 1 to Registration Rights Agreement between the
                Registrant and Elliott Associates, L.P., dated October 1, 1997
                (incorporated by reference to Exhibit 4.3 of the Registrant's
                Registration Statement on Form S-1, File No. 333-43219, originally filed with the Commission on December 24, 1997).

EXHIBIT
NUMBER          DESCRIPTION
------          -----------

  10.3      --  Amendment No. 2 to Registration Rights Agreement between the
                Registrant and Elliott Associates, L.P., dated December 17, 1997
                (incorporated by reference to Exhibit 4.4 of the Registrant's
                Registration Statement on Form S-1, File No. 333-43219, originally filed with the Commission on December 24, 1997).

  10.4      --  Amendment No. 3 to Registration Rights Agreement between the
                Registrant and Elliott Associates, L.P., dated October 25, 1999.
                (incorporated by reference to Exhibit 10.6 of the Registrant's
                Registration Statement on Form S-1, File No. 333-89863, originally filed with the Commission on October 28, 1999).

  10.5      --  Executive Employment Agreement between Solid State and Mitchell
                L. Peters, dated November 24, 1997 (incorporated by reference to
                Exhibit 10.7 of the Registrant's Registration Statement on Form
                S-1, File No. 333-43219, originally filed with the Commission on December 24, 1997).

  10.6      --  Grant Geophysical, Inc. 1997 Equity and Performance Incentive
                Plan, as amended. (incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1, File No.
                333-89863, originally filed with the Commission on October 28,
                1999).

  10.7      --  Consulting Agreement between the Registrant and Donald W.
                Wilson, dated April 28, 1998 (incorporated by reference to
                Exhibit 10.16 of Amendment No. 1 to the Registrant's
                Registration Statement on Form S-4, File No. 333-48799, filed with the Commission on May 8, 1998).

  10.8      --  Letter Agreement between the Registrant and Larry E. Lenig, Jr., dated January 27, 1999 (incorporated by reference to Exhibit
                10.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on April 8, 1999).

  10.9      --  Employment Agreement between the Registrant and Richard H. Ward, dated February 3, 1999 (incorporated by reference to Exhibit
                10.17 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on April 8, 1999).

  10.10     --  Loan and Security Agreement dated as of May 11, 1999 by and among the Registrant, Elliott Associates, L.P. and Foothill
                Capital Corporation (incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 13,
                1999).

  10.11     --  Amendment No. 1 to Loan and Security Agreement, dated as of
                August 12, 1999, by and among the Registrant, Elliott
                Associates, L.P. and Foothill Capital Corporation (incorporated by reference to Exhibit 10.11 of the Registrant's Registration
                Statement on Form S-1, File No. 333-89863, originally filed with the Commission on October 28, 1999).

  10.12     --  Amendment No. 2 to Loan and Security Agreement, dated as of
                September 23, 1999, by and among the Registrant, Elliott
                Associates, L.P., and Foothill Capital Corporation.
                (incorporated by reference to Exhibit 10.12 of the Registrant's
                Registration Statement on Form S-1, File No. 333-89863, originally filed with the Commission on October 28, 1999).

  10.13     --  Amendment No. 3 to Loan and Security Agreement, dated as
                February 14, 2000, by and among the Registrant, Elliott
                Associates, L.P. and Foothill Capital Corporation.

  10.14     --  Employment Agreement between the Registrant and Stephen H. Wood, dated February 24, 1999 (incorporated by reference to Exhibit
                10.18 of the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1998, filed with the Commission on April
                8, 1999).

EXHIBIT
NUMBER          DESCRIPTION
------          -----------

  10.15     --  Form of Indemnity Agreement between the Registrant and its directors (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the
                Commission on August 19, 1999).

  10.16     --  Employment Agreement between the Registrant and Thomas L.
                Easley, dated January 27, 2000.

  10.17     --  Amended and Restated Receipt, Assignment and Conveyance of Net
                Revenue Interest as of August 30, 2000 by and between Grant
                Geophysical Corp. and Elliott Associates, L.P. (incorporated by reference to Exhibit 10.01 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, originally filed with the Commission on August 22, 2000.

 *10.18     --  Depository Agreement for Purchase Option as of December 1, 2000
                by and between Grant Geophysical Corp. and Elliott Associates,
                L.P.

 *10.19     --  Amendment to Depository Agreement for Purchase Option as of
                January 25, 2001 by and between Grant Geophysical Corp. and
                Elliott Associates, L.P.

 *10.20     --  Second Amendment to Depository Agreement for Purchase Option as
                of February 20, 2001 by and between Grant Geophysical Corp. and
                Elliott Associates, L.P.

 *10.21     --  Third Amendment to Depository Agreement for Purchase Option as
                of February 22, 2001 by and between Grant Geophysical Corp. and
                Elliott Associates, L.P.

 *10.22     --  Amendment No. 4 to Loan and Security Agreement and Consent
                effective February 2001 by and among Grant Geophysical Inc.,
                Foothill Capital Corporation and Elliott Associates, L.P. Third
                Amendment to Depository Agreement for Purchase Option as of
                February 22, 2001 by and between Grant Geophysical Corp. and
                Elliott Associates, L.P.

 *10.23     --  Amendment Number Five to Loan and Security Agreement and Consent
                effective as of March 21, 2001 by and among Grant Geophysical
                Inc., Foothill Capital Corporation and Elliott Associates, L.P.

  12.1      --  Statement of Computation of Ratio of Earnings to Fixed Charges.

  16.1      --  Letter from KPMG LLP, dated November 30, 1998, regarding change to PricewaterhouseCoopers LLP as certifying accountants
                (incorporated by reference to Exhibit 16 of the Registrant's
                Current Report on Form 8-K filed with the Commission on December
                1, 1998).

  16.2     --   Letter from PricewaterhouseCoopers LLP, dated August 14, 2000, regarding resignation of PricewaterhouseCoopers LLP as
                certifying accountants (incorporated by reference to Exhibit 16 of the Registrant's Current Report on Form 8-K filed with the
                Commission on August 22, 2000).


  21.1      --  Subsidiaries of the Registrant. (incorporated by reference to the Registrant's Registration Statement on Form S-1, originally filed with the Commission on October 28, 1999).

----------

*    filed herein.