Form 10-Q
period 2001-03-31
GRANT GEOPHYSICAL INC
filed 2001-05-11
CIK 866722

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

                      For the quarter ended March 31, 2001

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

              Yes [X]                                    No [  ]

     As of May 10, 2001, 14,547,055 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public market for the common stock.

--------------------------------------------------------------------------------
* The Commission file number refers to a Form S-1 registration statement filed by the registrant under the Securities Act of 1933, which became effective January 12, 2000.

================================================================================

                            GRANT GEOPHYSICAL, INC.

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001


                                                                        PAGE (S)
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
     Consolidated Balance Sheets as of December 31, 2000 and
       March 31, 2001                                                          3

     Consolidated  Statements of Operations for the Three Months Ended
       March 31, 2000 and 2001                                                 4

     Consolidated Statements of Cash Flows for the Three Months Ended
       March 31, 2000 and 2001                                                 5

     Notes to Consolidated Financial Statements                                6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           12

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                            13
Item 4.  Submission of Matters to a Vote of Security Holders                  13
Item 6.  Exhibits and Reports on Form 8-K                                     13

PART III.  SIGNATURES                                                         13

                                       2

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                          DECEMBER 31,                     MARCH 31,
                                                                              2000                           2001
                                                                          -----------                      ---------
                                                                                                          (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                                $   3,654                      $   3,243
  Restricted cash                                                                 17                             17
  Accounts receivable:
    Trade (net of allowance  for doubtful  accounts of $461
      and $472 at  December  31, 2000 and March 31, 2001,
      respectively)                                                            8,971                         14,966
  Other                                                                        2,338                          1,913
  Multi-client data library held for sale                                     16,678                             --
  Inventories                                                                    425                            362
  Prepaids                                                                     1,040                            826
  Work in process                                                              1,130                            333
                                                                           ---------                      ---------
    Total current assets                                                      34,253                         21,660

Property, plant and equipment                                                 96,428                         95,573
Less: accumulated depreciation and amortization                               59,226                         62,658
                                                                           ---------                      ---------
    Net property, plant and equipment                                         37,202                         32,915

Multi-client data library  -- non current, net                                 2,768                          2,081
Goodwill, net                                                                 33,364                         32,378
Other assets                                                                   2,168                          2,054
                                                                           ---------                      ---------
    Total assets                                                           $ 109,755                      $  91,088
                                                                           =========                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, current portion of long-term debt and
     capital lease obligations                                              $ 10,924                       $  7,182
  Accounts payable                                                             6,592                         12,435
  Accrued expenses                                                             6,207                          5,326
  Accrued interest                                                             1,743                            677
  Advanced data sale liability                                                 8,767                             --
  Unearned revenue-current                                                     4,129                            785
  Foreign income taxes payable                                                   339                            339
                                                                            --------                       --------
  Total current liabilities                                                   38,701                         26,744

Term loan -- affiliate                                                         7,500                          7,500
Long-term debt and capital lease obligations                                  51,235                         50,311
Unearned revenue -- non current                                                  782                            786
Other liabilities and deferred credits                                         1,787                          1,742

Stockholders' equity:
  Preferred stock, $.001 par value. Authorized 5,000,000 shares
    8% convertible preferred series, liquidation value $100 per share issued and outstanding 584,719 shares at December 31, 2000
    and 596,253 shares at March 31, 2001, respectively                        57,316                         58,472
  Common stock, $.001 par value. Authorized 50,000,000;
    Shares issued and outstanding 14,547,055 shares at
    December 31, 2000 and March 31, 2001                                          15                             15
  Additional paid-in capital                                                  58,867                         58,867
  Accumulated deficit                                                       (104,072)                      (110,819)
  Accumulated other comprehensive income                                      (2,376)                        (2,530)
                                                                            --------                       --------
    Total stockholders' equity                                                 9,750                          4,005
                                                                            --------                       --------

    Total liabilities and stockholders' equity                              $109,755                       $ 91,088
                                                                            ========                       ========

          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                            2000        2001
                                                           -------     -------
                                                                (UNAUDITED)
Revenues                                                   $24,801      $36,075

Expenses:
  Direct operating expenses                                 15,131       14,371
  Selling,  general and administrative expenses              2,601        2,261
  Depreciation and amortization                              9,073       22,273
  Cost of contractual rights purchase                        3,770           --
                                                           -------      -------
    Total costs and expenses                                30,575       38,905
                                                           -------      -------

    Operating loss                                          (5,774)      (2,830)

Other expense:
  Interest, net                                             (2,081)      (1,730)
  Other                                                       (364)        (913)
                                                           -------      -------
    Total other expense                                     (2,445)      (2,643)
                                                           -------      -------

    Loss before taxes                                       (8,219)      (5,473)

Income tax expense                                               3          119
                                                           -------      -------
  Net loss                                                  (8,222)      (5,592)
  Preferred dividend requirements                              917        1,153
                                                           -------      -------
  Net loss applicable to common stock                      $(9,139)     $(6,745)
                                                           =======      =======
INCOME PER COMMON SHARE -- BASIC
  AND DILUTED:

Net loss                                                   $ (0.57)     $ (0.38)
Dividend requirements on pay-in-kind
  preferred stock                                            (0.06)       (0.08)
                                                           -------      -------
Net loss per common share                                  $ (0.63)     $ (0.46)
                                                           =======      =======

          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                             2000        2001
                                                           --------    --------
                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                 $ (8,222)   $ (5,592)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization expense                     5,314       4,764
    Multi-client data library amortization expense            3,759      17,509
    Cost of contractual rights purchase represented by
      non-cash consideration                                  1,470          --
    (Gain) loss  on sale of fixed assets                        209         (33)
    Provision for doubtful accounts                              75          30
    Unrealized exchange loss                                    195         948
    Other non-cash items                                        368          10
CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN:
     Accounts receivable                                      1,279      (5,600)
     Inventories                                                  3          63
     Prepaids                                                   468         214
     Work in process                                             20         797
     Other assets                                              (125)        114
  INCREASE (DECREASE) IN:
     Accounts payable                                           240       5,843
     Accrued interest and other expenses                     (3,366)    (13,907)
     Foreign income tax payable                                (740)         --
     Other liabilities and deferred credit                   (2,136)        (41)
                                                           --------    --------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (1,189)      5,119

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                    (669)       (431)
  Multi-client data library                                    (744)       (203)
  Proceeds from sale of assets                                  133         130
                                                           --------    --------

    NET CASH USED IN INVESTING ACTIVITIES                    (1,280)       (504)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock issue costs                                  (435)         --
  Borrowings made                                            18,577      10,621
  Repayment on borrowings                                   (16,493)    (15,257)
                                                           --------    --------

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       1,649      (4,636)
                                                           --------    --------
    EFFECT OF EXCHANGE RATE USED IN CHANGES ON CASH            (175)       (390)
                                                           --------    --------
    NET DECREASE IN CASH AND CASH EQUIVALENTS                  (995)       (411)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,703       3,654
                                                           --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  1,708    $  3,243
                                                           ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND INDUSTRY CONDITIONS

     The consolidated balance sheets of Grant Geophysical, Inc. and subsidiaries (the "Company") as of March 31, 2001 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 2001 are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements of Grant and its consolidated subsidiaries contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2000 and 2001, respectively. Results of operations for the interim periods included herein are not necessarily indicative of results of operations for the full year periods. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Multi-client Data Library

     The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve-month period beginning at the completion of the acquisition and processing of each multi-client survey, costs are amortized based on revenues from such survey as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years. Amortization expense associated with the Company's multi-client data library was $3.8 million and $17.5 million for the three months ended March 31, 2000 and 2001, respectively. As of December 31, 2000 and March 31, 2001, accumulated amortization related to the Company's multi-client data library was $10.6 million and $28.1 million, respectively.

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

     Loss Per Common Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic loss per common share is computed based upon the weighted average number of common shares outstanding during each period without any dilutive effects considered. Diluted loss per common share reflects dilution for all potentially dilutive securities, including warrants and convertible securities. The loss is adjusted for cumulative preferred stock dividends in calculating net loss applicable to the common stockholders.

     Current Industry Conditions

     The Company competes in a highly competitive sector of the oil and gas services industry. The Company's business depends in large part on the conditions of the oil and gas exploration and production industry sector, and specifically on capital expenditure levels of the Company's customers directed toward seismic data acquisition and processing. The decrease in the price of oil and gas that occurred between the fourth quarter of 1998 and the first quarter of 1999 significantly reduced demand for the Company's services. Although commodity prices have since recovered, demand for land and transition zone seismic acquisition services remains severely depressed over levels experienced in 1997 and 1998. The Company's results of operations and cash flows, both domestically and in certain international regions, have been and will continue to be adversely affected should capital spending levels for seismic acquisition and processing services by the Company's customers for seismic acquisition and processing services continue at depressed levels and thereby reduce demand for the Company's services.

     As indicated in the accompanying Consolidated Statements of Operations, the Company sustained significant losses in the three month periods ended March 31, 2000 and 2001 as a result of continuing low U.S. demand for land seismic data acquisition services. Initiatives taken during 1999 and intensified significantly during 2000 have consisted of: (a) closing and/or consolidating certain U.S. field offices and foreign operations; (b) reducing personnel levels; and, (c) consolidating certain administrative functions. Further cost reduction steps have been taken during the three month period ended March 31, 2001 and additional measures will be considered and taken to the extent necessary to size the Company's operations to then current business levels. Given the continuing low activity level in land seismic data acquisition services, the Company expects to continue to incur net losses through 2001 although at a reduced level from losses over the previous two years. While management believes there has been a recent improvement in market conditions for seismic services, it is anticipated that access to working capital to finance operations will remain limited through 2001. The Company has in the past relied on its majority stockholder, Elliott Associates, L.P., to provide credit support and interim funding and such assistance is anticipated to be required in 2001 to allow the Company a period of time for operations to recover. Management has implemented a business plan in 2001 with the specific objectives of reducing operating losses and generating positive operating cash flow through intensified sales and marketing, tighter cost controls and reduced overhead expenses. The majority shareholder has agreed with the Company, if required, to provide access to working capital to assist the Company in achieving its 2001 business plan. However, should business conditions not continue to show improvement as anticipated in the 2001 business plan or should management's long-term business plan beyond 2001 be unsuccessful, there can be no assurance that Elliott will continue to provide credit support and funding. Although there can be no assurance that additional financing will be available on commercially acceptable terms or that such financing will be available at all, management believes that it will be successful in arranging, with the direct assistance of Elliott, adequate financing to meet its cash needs.

     The Company believes that increasing demand for land and transition zone seismic acquisition services, results from ongoing cost reduction initiatives, additional borrowing capabilities and support from Elliott will permit the Company to continue as a going concern and allow the Company to meet its business plan and capital and debt service requirements for the next twelve months.

(2)  MULTI-CLIENT DATA SALE

     On March 23, 2001, the Company completed the sale for $15,000,000 cash of a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. The sales proceeds were utilized to retire cash advanced in 2000 and 2001 by Elliott amounting to $9,350,000 plus accrued preferred return thereon with the balance used to reduce borrowings outstanding under the Company's revolving credit facility. The sale proceeds of $15,000,000 were recorded as revenues with a corresponding charge to amortization in the same amount for the three months ended March 31, 2001. In view of this sale, as well as other multi-client data library sales completed subsequent to December 31, 2000, $16,678,000 of cost basis in the multi-client data library was classified in current assets at December 31, 2000 in the accompanying consolidated balance sheet. Revenues from aggregate sales of multi-client data were $18,400,000 and amortization of related costs were $17,516,000 for the three months ended March 31, 2001.

(3)  SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                            2000           2001
                                                           -------        ------
                                                          (DOLLARS IN THOUSANDS)
CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
  Taxes, net of refunds                                     $  196        $   95
  Interest                                                   2,241         2,238


(4)  SEGMENT INFORMATION

     The Company has determined that its reportable segments are those based on the Company's method of internal reporting, which disaggregates its one product/service line (geophysical services) into four geographic regions: the United States, Canada, Latin America and the Far East.

     The Company evaluates the performance of its segments and allocates resources to them based on operating income (loss). There are no intersegment revenues.

     The tables below present information about the Company's reported segments for the periods indicated (dollars in thousands):

                                                       UNITED                   LATIN
                                                       STATES        CANADA    AMERICA  FAR EAST   TOTAL
                                                      --------      --------   -------  --------  -------
FOR THE THREE MONTHS ENDED MARCH 31, 2001:

 Revenues                                              $21,269(1)     $7,757   $ 5,245   $ 1,804  $36,075
 Operating Income (Loss)                                (2,937)          531      (903)      479   (2,830)
 Depreciation and Amortization                          20,012(1)      1,253       678       330   22,273

FOR THE THREE MONTHS ENDED MARCH 31, 2000:

 Revenues                                              $11,216        $9,613   $ 2,197   $ 1,775  $24,801
 Operating Income (Loss)                                (5,449)(2)     1,564      (704)   (1,185)  (5,774)
 Depreciation and Amortization                           6,076         1,694       602       701    9,073


[FN]

(1) Includes $18,400 in revenues from multi-client data library sales and $17,516 in associated amortization.

(2) Includes $3,770 non-recurring charge to operations from contractual rights purchase.

(5)  COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Grant Geophysical, Inc., a Delaware corporation (together with its subsidiaries, "Grant," or the "Company"), is a provider of seismic data acquisition services in land and transition zone environments in selected markets, including the United States, Canada, Latin America and the Far East. The Company also markets seismic data acquisition services in the Middle East. The Company's seismic data acquisition services typically are provided on an exclusive contract basis to domestic and international oil and gas exploration and production companies and seismic data marketing companies.

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

     As of May 10, 2001, the Company was operating or mobilizing one crew in the United States, four crews in Latin America and one crew in Canada. For the three months ended March 31, 2001, the Company's total revenues were $36.1 million, with approximately 59% from the United States, 15% from Latin America, 21% from Canada and 5% from the Far East.

RESULTS OF OPERATIONS

THE THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED WITH THE THREE-MONTH PERIOD ENDED MARCH 31, 2000

     Revenues. Revenues for the three months ended March 31, 2001 were $36.1 million, compared with $24.8 million for the three months ended March 31, 2000. The net increase during the first quarter of 2001 of $11.3 million, or 46%, was primarily the result of the sale for $15.0 million cash of a substantial portion of its multi-client data library, and ongoing rights thereto, and increased Latin America data acquisition revenues; partially offset by reduced seismic data acquisition revenues in the United States and Canada.

     Revenues from United States data acquisition operations decreased
$1.4 million, or 31%, from $4.5 million for the three months ended March 31, 2000 to $3.1 million for the three months ended March 31, 2001. The decline in data acquisition revenues is due to ongoing reduced industry demand discussed above. However, the Company presently has backlog for seismic services in the United States that should result in an increase in 2001 activity over that of 2000. During the first quarter of 2000, the Company performed $2.5 million of data acquisition services for an affiliated oil and gas exploration and production company.

     Revenues from seismic data processing operations were $210,000 for the first three months of 2001 compared to $182,000 for the first three months of 2000.

     Revenues from the Canadian data acquisition operations decreased
$1.0 million, or 12% from $8.4 million in the first three months of 2000 to $7.4 million in the first three months of 2001. During the first quarter of 2001 and 2000, a range of four to five land seismic crews were operating in Canada although the scope of work was of a shorter duration during the 2001 quarter.

     Revenues from sales of the data library for the first three months of 2001 were $18.4 million, compared to $7.6 million for the first three months of 2000. During the quarter ended March 31, 2000, the Company sold a license in one of its multi-client data surveys to an affiliated oil and gas exploration and production company for approximately $2.3 million. In March 2001, the Company sold for $15.0 million cash a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States.

     Revenues for data acquisition operations in Latin America increased
$3.0 million, or 136%, from $2.2 million in the first three months of 2000 to $5.2 million in the first three months of 2001. These revenue fluctuations are attributable to changes in working crew levels in the respective geographic areas resulting from activity levels of customers' exploration operations.

     Revenues for data acquisition operations in the Far East were $1.8 million in the three months ended March 31, 2001 and 2000. During the first three months of 2000, the Company operated one crew in Indonesia. During the first three months of 2001, the Company mobilized and operated one crew in New Zealand.

     Expenses. Direct operating expenses for the three months ended March 31, 2001 decreased $.7 million, or 5%, to $14.4 million, compared to $15.1 million for the three months ended March 31, 2000. This decrease is primarily a result of decreased data acquisition activities in the first quarter.

     Selling, general and administrative expenses decreased $.3 million, or 12%, to $2.3 million for the three months ended March 31, 2001 from $2.6 million for the three months ended March 31, 2000. This reduction is the result of the Company's ongoing efforts to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

     Depreciation and amortization increased $13.2 million, or 145%, to $22.3 million in the first three months of 2001 from $9.1 million for the first three months of 2000. This increase reflects additional amortization as a result of the sale of a substantial portion of its multi-client data library, and ongoing rights thereto, in the 2001 quarter. Capital expenditures were $.4 million and $.7 million for the first three months of 2001 and 2000, respectively.

     In March 2000 the Company purchased the contractual rights held by a broker having multiple-year marketing rights for certain of the Company's multi-client data surveys. For financial reporting purposes, the Company has recorded a non-recurring charge to operations of $3.8 million consisting of the monetary consideration paid of $3 million and the net estimated fair value of property interests exchanged of $.8 million.

     Other Income (Expenses). Interest expense, net, decreased $.4 million to $1.7 million in the first three months of 2001 from $2.1 million in the first three months of 2000. This decrease is primarily related to the Company's majority shareholders, Elliott Associates, L.P., and Elliott International, L.P., exchanging $56,320,000 of Senior Notes for Convertible Preferred Stock, effective January 19, 2000. Included in the 2001 quarter are unrealized currency translation losses of $. 9 million compared to $.2 million for the 2000 quarter.

     Tax Provision. The income tax provisions for the 2000 and 2001 quarters consisted of foreign income taxes. No benefit for United States federal income tax loss carryforwards was recorded in either period, given the uncertainty of realization of such tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's ongoing capital requirements arise primarily from its need to service debt, fund working capital needs, and maintain its equipment base. The Company's internal sources of liquidity are then available working capital and, to the extent generated, cash flow from operations, including multi-client data library sales. The Company incurred significant operating losses in 2000 and 1999 and has operated with working capital deficits. As a result, the Company's capital requirements during these periods were funded primarily through the issuance of preferred stock, financing transactions with Elliott that provided liquidity as described below, and close management of the Company's cash resources.

     In March 2001, the Company completed the cash sale for $15.0 million of a substantial portion of its multi-client data library in the southern United States to a third party seismic data broker, retaining all of its Canadian multi-client data library as well as several data surveys in the southern and western United States (see Note 2 Multi-Client Data Sale to the Company's consolidated financial statements). A portion of the sales proceeds were used to repay amounts of approximately $9.4 million advanced by Elliott in 2000 and 2001 for the purchase of a net revenue interest in certain geological and geophysical data included in the U.S. multi-client data library, with the balance used to reduce outstanding borrowings under the Foothill credit facility.

     The Company generated $5.1 million of cash from operating activities in the first quarter of 2001 compared to a net use of cash from operating activities of $1.2 million in the 2000 quarter. The improvement in cash flow from operations is directly attributable to the sale of a substantial portion of its multi-client data library, and ongoing rights thereto, in the first quarter of 2001. Although operating cash flows have improved, the Company will need to attain profitable operating levels in order to provide sufficient cash flow to fund operating requirements and debt service obligations.

     The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, and to make principal and interest payments required by the terms of its indebtedness. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations. International operations, excluding Canada, accounted for approximately 20% of consolidated revenues in the first quarter of 2001.

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

     As a result of continuing low U.S. demand for land seismic data acquisition services, net losses for 1999 and 2000 were $45.8 million and $37.6 million, respectively and net losses for the first quarter of 2001 were $5.6 million. Initiatives taken during 1999 and intensified significantly during 2000 have consisted of: (a) closing and or consolidating certain U.S. field offices and foreign operations; (b) reducing personnel levels; and, (c) consolidating certain administrative functions. Further cost reduction steps have been taken in the first quarter of 2001 and additional measures will be considered and taken to the extent necessary to match the Company's operating capabilities at then current business levels.

     As of March 31, 2001, the Company's total indebtedness was approximately $65.0 million. The total indebtedness was comprised of $43.4 million aggregate principal amount of the Company's 9 3/4% Senior Notes, $17.8 million outstanding on the Foothill/Elliott credit facility and $3.8 million of combined loans and capitalized leases primarily incurred for the purpose of financing capital expenditures.

     The Company will require substantial cash flow to continue operations on a satisfactory basis, fund capital expenditures and meet its principal and interest requirements with respect to the 9 3/4% Senior Notes, Foothill Credit Facility and other indebtedness. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. The Company incurred significant net losses in 1999 and 2000 and, given the continuing low activity level in land seismic acquisition services, expects to continue to incur net losses through 2001 although at a reduced level from losses over the previous two years. While management believes there has been a recent improvement in market conditions for seismic services, it is anticipated that access to working capital to finance operations will remain limited through 2001. As previously discussed, the Company has in the past relied on its majority shareholder, Elliott Associates, L.P., to provide credit support and interim funding, and such assistance is anticipated to be required in 2001. Management has implemented a business plan in 2001 with the specific objectives of reducing operating losses and generating positive operating cash flow through intensified sales and marketing, tighter cost controls and reduced overhead expenses. The majority shareholder has agreed with the Company, if required, to provide access to working capital to assist the Company in achieving its 2001 business plan. However, should business conditions not continue to show improvement as anticipated in the 2001 business plan, or should management's long-term business plan beyond 2001 be unsuccessful, there can be no assurance that Elliott will continue to provide credit support and funding. Although there can be no assurance that additional financing will be available on commercially acceptable terms or that such financing will be available at all, management believes that it will be successful in arranging, with the direct assistance of Elliott, adequate financing to meet its cash needs.

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

     The Company's operating results were negatively impacted by foreign exchange losses of approximately $948,000 and $195,000 for the three months ended March 31, 2001 and 2000 respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company's results of operations and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical ten-percent increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent increase. The Company estimates that if prevailing market interest rates had been ten percent higher throughout the first three months of 2001 and all other factors affecting the Company's debt remained the same, the Company's pretax loss would have been increased by approximately $150,000 for the first three months of 2001. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher during first three month of 2001, and all other factors affecting the Company's debt remained the same, fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $2,500,000 at March 31, 2001. Given the composition of the Company's debt structure, the Company does not hedge its interest rate risk.

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In January 2001, the Company issued 11,557 shares of its 8% convertible preferred stock to satisfy payment in-kind dividend requirements on such stock issue. The issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  None
     (b)  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GRANT GEOPHYSICAL, INC.

Date:    May 11, 2001


                             By:            /s/ THOMAS L. EASLEY
                             ---------------------------------------------------
                                              Thomas L. Easley
                             Executive Vice President - Finance & Administration
                                        (Principal Financial Officer)