Form 10-Q
period 2001-06-30
GRANT GEOPHYSICAL INC
filed 2001-08-14
CIK 866722

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

                       For the quarter ended June 30, 2001

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

                                 Yes [X]       No [ ]

    As of August 7, 2001, 14,547,055 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public market for the common stock.

--------------------------------------------------------------------------------
* The Commission file number refers to a Form S-1 registration statement filed by the registrant under the Securities Act of 1933, which became effective January 12, 2000.

================================================================================

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 2001

                                                                    PAGE(S)
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets as of December 31, 2000 and
       June 30, 2001                                                   3

     Consolidated Statements of Operations for the Three and
       Six Months Ended June 30, 2000 and 2001                         4

     Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 2000 and 2001                                    5

     Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 9

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                  14

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                    15
Item 4.  Submission of Matters to a Vote of Security Holders          15
Item 6.  Exhibits and Reports on Form 8-K                             15

PART III.  SIGNATURES                                                 15

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 31,      JUNE 30,
                                                                      2000             2001
                                                                   ------------     -----------
                                                                                    (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                         $   3,654        $   1,491
  Restricted cash                                                          17               17
  Accounts receivable:
    Trade (net of allowance for doubtful accounts of $461 and
      $507 at December 31, 2000 and June 30, 2001, respectively)        8,971           12,137
  Other                                                                 2,338            1,601
  Multi-client data library held for sale                              16,678               --
  Inventories                                                             425              342
  Prepaids                                                              1,040              994
  Work in process                                                       1,130            1,361
                                                                    ---------        ---------
    Total current assets                                               34,253           17,943

Property, plant and equipment                                          96,428           95,735
Less: accumulated depreciation and amortization                        59,226           65,594
                                                                    ---------        ---------
    Net property, plant and equipment                                  37,202           30,141

Multi-client data library -- non current, net                           2,768            1,710
Goodwill, net                                                          33,364           32,479
Other assets                                                            2,168            2,036
                                                                    ---------        ---------
    Total assets                                                    $ 109,755        $  84,309
                                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, current portion of long-term debt and
     capital lease obligations                                      $  10,924        $   4,410
  Accounts payable                                                      6,592            6,662
  Accrued expenses                                                      6,207            5,886
  Accrued interest                                                      1,743            1,706
  Advanced data sale liability                                          8,767               --
  Unearned revenue-current                                              4,129            2,838
  Foreign income taxes payable                                            339              547
                                                                    ---------        ---------
  Total current liabilities                                            38,701           22,049

Term loan - affiliate                                                   7,500            7,500
Long-term debt and capital lease obligations                           51,235           54,738
Unearned revenue -- non current                                           782              782
Other liabilities and deferred credits                                  1,787            1,697

Stockholders' equity (deficit):
  Preferred stock, $.001 par value. Authorized 5,000,000 shares
    8% convertible preferred series, liquidation value $100 per share issued and outstanding 584,719 shares at December 31,
    2000 and 608,146 shares at June 30, 2001, respectively             57,316           59,625
  Common stock, $.001 par value. Authorized 50,000,000 shares;
    14,547,055 shares issued and outstanding at
    December 31, 2000 and June 30, 2001                                    15               15
  Additional paid-in capital                                           58,867           58,867
  Accumulated deficit                                                (104,072)        (118,855)
  Accumulated other comprehensive income                               (2,376)          (2,109)
                                                                    ---------        ---------
    Total stockholders' equity (deficit)                                9,750           (2,457)
                                                                    ---------        ---------
    Total liabilities and stockholders' equity (deficit)            $ 109,755        $  84,309
                                                                    =========        =========

          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                   ------------------------        ------------------------
                                                     2000            2001            2000            2001
                                                   --------        --------        --------        --------
                                                          (UNAUDITED)                     (UNAUDITED)
Revenues                                           $ 16,751        $ 11,952        $ 41,552        $ 48,027

Expenses:
  Direct operating expenses                          12,979          10,012          28,110          24,383
  Selling, general and administrative expenses        2,556           1,987           5,157           4,248
  Depreciation and amortization                       6,255           4,957          15,328          27,230
  Cost of contractual rights purchase                    51              --           3,821              --
                                                   --------        --------        --------        --------
    Total costs and expenses                         21,841          16,956          52,416          55,861
                                                   --------        --------        --------        --------
    Operating loss                                   (5,090)         (5,004)        (10,864)         (7,834)

Other expense:
  Interest, net                                      (1,820)         (1,607)         (3,901)         (3,337)
  Other                                                (111)              2            (475)           (911)
                                                   --------        --------        --------        --------
    Total other expense                              (1,931)         (1,605)         (4,376)         (4,248)
                                                   --------        --------        --------        --------
    Loss before taxes                                (7,021)         (6,609)        (15,240)        (12,082)

Income tax expense                                       83             273              86             392
                                                   --------        --------        --------        --------
  Net loss                                           (7,104)         (6,882)        (15,326)        (12,474)
  Preferred dividend requirements                     1,098           1,190           2,015           2,343
                                                   --------        --------        --------        --------
  Net loss applicable to common stock              $ (8,202)       $ (8,072)       $(17,341)       $(14,817)
                                                   ========        ========        ========        ========

LOSS PER COMMON SHARE - BASIC AND DILUTED:
Net loss                                           $  (0.49)       $  (0.47)       $  (1.05)       $  (0.86)
Dividend requirements on pay-in-kind
  preferred stock                                     (0.07)          (0.08)          (0.14)          (0.16)
                                                   --------        --------        --------        --------
Net loss per common share                          $  (0.56)       $  (0.55)       $  (1.19)       $  (1.02)
                                                   ========        ========        ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                     GRANT GEOPHYSICAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                             ------------------------
                                                               2000            2001
                                                             --------        --------
                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                   $(15,326)       $(12,474)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization expense                      10,575           9,275
    Multi-client data library amortization expense              4,753          17,955
    Cost of contractual rights purchase represented by
      non-cash consideration                                    1,470              --
    (Gain) loss on sale of fixed assets                            49             (74)
    Provision for doubtful accounts                               150              60
    Unrealized translation loss                                   177             944
    Other non-cash items                                          377              20
CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN:
     Accounts receivable                                        5,763          (2,489)
     Inventories                                                 (174)             83
     Prepaids                                                   2,121              46
     Work in process                                              240            (231)
     Other assets                                               1,022             132
  INCREASE (DECREASE) IN:
     Accounts payable                                          (3,793)             70
     Accrued interest and other expenses                       (2,740)        (10,568)
     Foreign income tax payable                                  (991)            208
     Other liabilities and deferred credit                      1,684             (90)
                                                             --------        --------
    NET CASH PROVIDED BY  OPERATING ACTIVITIES                  5,357           2,867

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                      (802)         (1,653)
  Multi-client data library                                    (1,559)           (230)
  Proceeds from sale of assets                                    378             311
                                                             --------        --------
    NET CASH USED IN INVESTING ACTIVITIES                      (1,983)         (1,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock issue costs                                              (453)             --
  Borrowings made                                              26,923          24,256
  Repayment on borrowings                                     (29,885)        (27,274)
                                                             --------        --------
    NET CASH USED IN FINANCING ACTIVITIES                      (3,415)         (3,018)
                                                             --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (220)           (440)
                                                             --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (261)         (2,163)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                2,703           3,654
                                                             --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  2,442        $  1,491
                                                             ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND INDUSTRY CONDITIONS

    The consolidated balance sheet of Grant Geophysical, Inc. and subsidiaries (the "Company") as of June 30, 2001 and the related consolidated statements of operations for the three and six months ended June 30, 2000 and 2001 and the related statements of cash flows for the six months ended June 30, 2000 and 2001 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Grant and its consolidated subsidiaries contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001, the results of its operations for the three and six months ended June 30, 2000 and 2001, and the results of its cash flows for the six months ended June 30, 2000 and 2001, respectively. Results of operations for the interim periods included herein are not necessarily indicative of results of operations for the full year periods. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Multi-client Data Library

    The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve-month period beginning at the completion of the acquisition and processing of each multi-client survey, costs are amortized based on revenues from such survey as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years. Amortization expense associated with the Company's multi-client data library was $1.0 million and $.4 million for the three months ended June 30, 2000 and 2001, respectively and $4.8 million and $18.0 million for the six months ended June 30, 2000 and 2001 respectively. As of December 31, 2000 and June 30, 2001, accumulated amortization related to the Company's multi-client data library was $10.6 million and $28.5 million, respectively.

    On a quarterly basis, management estimates the residual value of each survey and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey or group of surveys.

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

    Current Industry Conditions

    The Company competes in a highly competitive sector of the oil and gas services industry. The Company's business depends in large part on the conditions of the oil and gas exploration and production industry sector, and specifically on capital expenditure levels of the Company's customers directed toward seismic data acquisition and processing. The decrease in the price of oil and gas that occurred between the fourth quarter of 1998 and the first quarter of 1999 significantly reduced demand for the Company's services. Although commodity prices have since recovered, demand for land and transition zone seismic acquisition services remains severely depressed over levels experienced in 1997 and 1998. The Company's results of operations and cash flows, both domestically and in certain international regions, have been and will continue to be adversely affected should capital spending levels by the Company's customers for seismic acquisition and processing services continue at depressed levels, particularly in the United States, and thereby reduce demand for the Company's services.

    As indicated in the accompanying Consolidated Statements of Operations, the Company sustained significant losses in the three and six month periods ended June 30, 2000 and 2001 as a result of continuing low U.S. demand for land seismic data acquisition services. Initiatives taken during 1999 and intensified significantly during 2000 have consisted of: (a) closing and/or consolidating certain U.S. field offices and foreign operations; (b) reducing personnel levels; and, (c) consolidating certain administrative functions. Further cost reduction steps have been taken during the six month period ended June 30, 2001 and additional measures will be considered and taken to the extent necessary to size the Company's operations to then current business levels. Given the continuing low activity level in land seismic data acquisition services, the Company expects to continue to incur net losses through 2001 although at a reduced level from losses over the previous two years. While management believes there has been a recent improvement in market conditions for seismic services, it is anticipated that access to working capital to finance operations will remain limited through 2001. The Company has in the past relied on its majority stockholder, Elliott Associates, L.P., to provide credit support and interim funding and such assistance is anticipated to be required in 2001 to allow the Company a period of time for operations to recover. Management has implemented a business plan in 2001 with the specific objectives of reducing operating losses and generating positive operating cash flow through intensified sales and marketing, tighter cost controls and reduced overhead expenses. The majority shareholder has agreed with the Company, if required, to provide access to working capital to assist the Company in achieving its 2001 business plan. However, should business conditions not continue to show improvement as anticipated in the 2001 business plan or should management's long-term business plan beyond 2001 be unsuccessful, there can be no assurance that Elliott will continue to provide credit support and funding. Although there can be no assurance that additional financing will be available on commercially acceptable terms or that such financing will be available at all, management believes that it will be successful in arranging, with the direct assistance of Elliott, adequate financing to meet its cash needs.

    The Company believes that increasing demand for land and transition zone seismic acquisition services, results from ongoing cost reduction initiatives, additional borrowing capabilities and support from Elliott will permit the Company to continue as a going concern and allow the Company to meet its business plan and capital and debt service requirements for the remainder of the year.

(2) MULTI-CLIENT DATA SALE

    On March 23, 2001, the Company completed the sale for $15,000,000 cash of a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. The sales proceeds were utilized to retire cash advanced in 2000 and 2001 by Elliott amounting to $9,350,000 plus accrued preferred return thereon with the balance used to reduce borrowings outstanding under the Company's revolving credit facility. The sales proceeds of $15,000,000 were recorded as revenues with a corresponding charge to amortization in the same amount for the six months ended June 30, 2001. In view of this sale, as well as other multi-client data library sales completed subsequent to December 31, 2000, $16,678,000 of cost basis in the multi-client data library was classified in current assets at December 31, 2000 in the accompanying consolidated balance sheet. Revenues from aggregate sales of multi-client data were $1,300,000 and $19,700,000 and amortization of related costs were $400,000 and $18,000,000 for the three and six months ended June 30, 2001, respectively.

(3)  DEBT

     On March 22, 2001, the Company completed modification of the Loan and Security Agreement with Foothill/Elliott whereby the credit facility was modified and extended through May 11, 2005.

     On June 28, 2001, the Company completed further modifications to the Foothill/Elliott Credit Facility whereby the credit facility was decreased from $29.0 million to $28.0 million by means of decreasing the original commitment under the term loan. The original term loan of $11.5 million, which had been reduced through periodic payments to $6.1 million, was increased to an outstanding balance of $10.5 million. Additional modifications were made to the agreement to revise the payback period on the Foothill Term loan. Under the amended agreement, the final principal payment on the term loan will be made in January 2005. At June 30, 2001, $7.5 million and $10.5 million were outstanding under the Elliott term loan and the Foothill term loan, respectively, and $2.8 million was outstanding under the Foothill revolving credit line. Based on the Company's borrowing base at June 30, 2001, these amounts represent the maximum amount then allowable at such date under the facility.

(4)  SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                      --------------------------------
                                                                       2000                      2001
                                                                      ------                    ------
                                                                          (DOLLARS IN THOUSANDS)
         CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
           Taxes, net of refunds                                      $  122                    $  773
           Interest                                                    2,330                     2,276


(5) SEGMENT INFORMATION

    The Company has determined that its reportable segments are those based on the Company's method of internal reporting, which disaggregates its one product/service line (geophysical services) further into four geographic regions: the United States, Canada, Latin America and the Far East.

    The Company evaluates the performance of its segments and allocates resources to them, in part, based on operating income (loss). There are no intersegment revenues.

    The tables below present information about the Company's reported segments for the periods indicated (dollars in thousands):

                                                         UNITED                      LATIN
                                                         STATES        CANADA       AMERICA       FAR EAST        TOTAL
                                                       ----------     --------      --------      --------       --------
         FOR THE SIX MONTHS ENDED JUNE 30, 2001:

          Revenues                                     $ 23,898(1)     $  8,451      $ 13,701      $  1,974       $ 48,027
          Operating Income (Loss)                        (7,910)           (843)          782           137         (7,834)
          Depreciation and Amortization                  22,611(1)        2,446         1,760           413         27,230

         FOR THE SIX MONTHS ENDED JUNE 30, 2000:

          Revenues                                     $ 18,934        $ 11,310      $  7,151      $  4,157       $ 41,552
          Operating Income (Loss)                        (8,465)(2)         305          (616)       (2,088)       (10,864)
          Depreciation and Amortization                   9,794           2,993         1,107         1,434         15,328

------------

(1) Includes $19,000 in revenues from multi-client data library sales and $17,700 in associated amortization.

(2) Includes $3,821 non-recurring charge to operations from contractual rights purchase.

(6) STOCK BASED COMPENSATION

    The 1997 Equity and Performance Incentive Plan (the "Incentive Plan") was amended in June 2001 to increase the number of shares reserved for issuance under the Incentive Plan from 2,000,000 shares of Grant Common Stock to 2,750,000 shares of Grant Common Stock. Additionally, effective June 30, 2001, the Board of Directors approved the repricing of certain original options outstanding with exercise prices between $3.00 and $6.84 per share to $2.00 per share. No compensation cost has resulted from the repricing because, as of the repricing date, the exercise price of the repriced options is not estimated to be less than the fair value of the underlying shares. The Company has adopted the variable method of accounting for the related options effective June 30, 2001.

(7) COMMITMENTS AND CONTINGENCIES

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

(8) RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," that requires all business combinations initiated after June 30, 2001 to be accounted for as purchases. The Company adopted SFAS No. 141 as required on July 1, 2001. The adoption did not have a material impact on the Company's financial position or results of operations.

    In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets," requiring that all intangible assets without a contractual life no longer be amortized but reviewed annually, or as warranted by triggering events, for impairment in accordance with specific determination and measurement provisions. The Company will adopt SFAS No. 142 when required to do so on January 1, 2002; however, goodwill and intangible assets acquired subsequent to June 30, 2001, will be subject immediately to the provisions of this standard. The Company's amortization expense related to goodwill for the three and six month periods ending June 30, 2001 were $.4 million and $.8 million, respectively. The Company has not assessed the impact on its consolidated financial position or results of operations of any impairment under the new tests prescribed by the standard.

(9) SUBSEQUENT EVENTS

    On August 3, 2001, the Company completed an agreement with Elliott International, L.P. for the sale, with recourse retained, of certain of its foreign accounts receivable. The agreement allows the Company to sell, at its election, both billed and unbilled receivables arising out of data acquisition and processing services rendered by Grant's branch operations in Ecuador and Colombia. The maximum amount available for Elliott International L.P. to purchase is $4.0 million and the agreement extends through February 2002, with all payments required by this time. As of August 7, 2001, the Company's obligation under the agreement was $3.0 million.

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

    The decrease in the price of oil and gas that occurred between the fourth quarter of 1998 and the first quarter of 1999 significantly reduced demand for the Company's services. Although commodity prices have since recovered, demand for land and transition zone seismic acquisition services, particularly in the United States land market, remains severely depressed over levels experienced in 1997 and 1998.

    As of August 7, 2001, the Company was operating or mobilizing 2 crews in the United States, 5 crews in Latin America and 1 crew in Canada. For the three months ended June 30, 2001, the Company's total revenues were $12.0 million, with approximately 22.0% from the United States, 70.8% from Latin America, 5.8% from Canada and 1.4% from the Far East. For the six months ended June 30, 2001 the Company's total revenues were $48.0 million, with approximately 49.8% from the United States, 28.5% from Latin America, 4.1% from the Far East and 17.6% from Canada. Of the $23.9 million in revenues for the United States during the six months ended June 30, 2001, approximately $15.0 million was for the sale of a substantial portion of the Company's multi-client data library, and ongoing rights thereto, in March 2001.

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED WITH THE THREE-MONTH PERIOD ENDED JUNE 30, 2000

    Revenues. Revenues for the three months ended June 30, 2001 were $12.0 million, compared with $16.8 million for the three months ended June 30, 2000. The net decrease during the second quarter of 2001 of $4.8 million, or 29%, was primarily the result of decreased revenues from data acquisition operations in the United States, Canada, and the Far East combined with a decline in multi-client data library sales. These declines were partially offset by increased revenues from data acquisition operations in Latin America.

    Revenues from United States data acquisition operations decreased $3.9 million, or 72%, from $5.4 million for the three months ended June 30, 2000 to $1.5 million for the three months ended June 30, 2001. The decline in data acquisition revenues is due to ongoing reduced industry demand discussed above. The Company presently has backlog for seismic services in the United States that should result in an increase in 2001 activity over that of 2000; however, there can be no assurance that this backlog will be realized over the remainder of the year. During the second quarter of 2000, the Company performed $3.6 million of data acquisition services for an affiliated oil and gas exploration and production company.

    Revenues from seismic data processing operations were $.1 million for the second quarter of 2001 and the second quarter of 2000.

    Revenues from the Canadian data acquisition operations decreased $1.2 million, or 75% from $1.6 million in the second quarter of 2000 to $.4 million in the three months ended June 30, 2001. During the second quarter of 2000, a range of 4 to 5 land seismic crews were operating in Canada. During the second quarter of 2001 a range of one to two land seismic crews were operating in Canada. The decrease is the result of decreased industry demand and increased competition in the market area.

    Revenues from sales of the data library for the three months ended June 30, 2001 were $1.3 million, compared to $2.3 million for the three months ended June 30, 2000. The decline is primarily due to the fact that in March 2001, the Company sold for $15.0 million cash a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker, thereby reducing the quantity and selection of data available for sale.

    Revenues for data acquisition operations in Latin America increased $3.6 million, or 73%, from $4.9 million for the second quarter of 2000 to $8.5 million for the second quarter of 2001. These revenue fluctuations are attributable to changes in working crew levels in the respective geographic areas resulting from activity levels of customers' exploration operations.

    Revenues for data acquisition operations in the Far East decreased $2.2 million, or 92%, from $2.4 million for the three months ended June 30, 2000 to $.2 million for the three months ended June 30, 2001. During the second quarter of 2000, the Company operated one crew in Indonesia. During a portion of the second quarter of 2001, the Company operated one crew in New Zealand.

    Expenses. Direct operating expenses for the three months ended June 30, 2001 decreased $3.0 million, or 23%, to $10.0 million, compared to $13.0 million for the three months ended June 30, 2000. This decrease is primarily a result of decreased data acquisition activities in the second quarter.

    Selling, general and administrative expenses decreased $.6 million, or 23%, to $2.0 million for the three months ended June 30, 2001 from $2.6 million for the three months ended June 30, 2000. This reduction is the result of the Company's ongoing efforts to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

    Depreciation and amortization decreased $1.2 million, or 19%, to $5.0 million in the second quarter of 2001 from $6.2 million for the second quarter of 2000. This decrease reflects reduced amortization of the Company's multi-client data library as a result of the sale of a substantial portion of its library, and ongoing rights thereto, in the first quarter of 2001.

    Other Income (Expenses). Interest expense, net, decreased $.2 million to $1.6 million in the second quarter of 2001 from $1.8 million in the second quarter of 2000. Included in the second quarter of 2000 is a non-recurring charge of approximately $.3 million relating to the negotiating of accelerated payments on notes receivable in exchange for discounts.

    Tax Provision. The income tax provisions for the 2000 and 2001 quarters consisted of foreign income taxes. No benefit for United States federal income tax loss carry forwards was recorded in either period, given the uncertainty of realization of such tax benefits.

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED WITH THE SIX-MONTH PERIOD ENDED JUNE 30, 2000

    Revenues. Revenues for the six months ended June 30, 2001 were $48.0 million, compared with $41.6 million for the six months ended June 30, 2000. The net increase of $6.4 million, or 15%, was primarily the result of the sale for $15.0 million cash of a substantial portion of its multi-client data library and ongoing rights thereto, and increased Latin America data acquisition revenues; partially offset by reduced seismic data acquisition revenues in the United States, Canada, and the Far East.

    Revenues from United States data acquisition operations decreased $5.5 million, or 55%, from $10.0 million for the six months ended June 30, 2000 to $4.5 million for the six months ended June 30, 2001. This sharp decline in data acquisition revenues is due to reduced industry demand discussed above. During the first six months of 2000, the Company performed $6.1 million of data acquisition services for an affiliated oil and gas exploration and production company.

    Revenues from seismic data processing operations were $.3 million for the first half of 2000 and 2001.

    Revenues from the Canadian data acquisition operations decreased $2.2 million, or 22%, from $10.0 million for the first six months of 2000 to $7.8 million for the first six months of 2001. During the first two quarters of 2000 and 2001, respectively, a range of three to five land seismic crews were operating in Canada although the scope of work was of a shorter duration during 2001.

    Revenues from sales of the data library for the first six months of 2001 were $19.7 million, compared to only $9.9 million for the first six months of 2000. In March, 2001 the Company sold for $15.0 million cash a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. During the quarter ended March 31, 2000, the Company sold a license in one of its multi-client data surveys to an affiliated oil and gas exploration and production company for approximately $2.3 million.

    Revenues for data acquisition operations in Latin America increased $6.5 million, or 90%, from $7.2 million in the first six months of 2000 to $13.7 million in the first six months of 2001. These revenue fluctuations are attributable to increases in working crew levels in the respective geographic areas resulting from increases in the activity levels of customers' exploration operations.

    Revenues for data acquisition operations in the Far East decreased $2.2 million, or 52%, from $4.2 million in the six months ended June 30, 2000 to $2.0 million in the six months ended June 30, 2001. During the first six months of 2000, the Company operated one crew in Indonesia. During the first six months of 2001 the Company operated one crew in New Zealand although the crew was not active for the entire period.

    Expenses. Direct operating expenses for the six months ended June 30, 2001 decreased $3.7 million, or 13%, to $24.4 million, compared to $28.1 million for the six months ended June 30, 2000. This is primarily a result of decreased data acquisition activities in the United States and the Company's continued steps toward cost reduction.

    Selling, general and administrative expenses decreased $1.0 million, or 19%, to $4.2 million for the six months ended June 30, 2001 from $5.2 million for the six months ended June 30, 2000. This reduction is the result of the Company's ongoing efforts to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

    Depreciation and amortization increased $11.9 million, or 78%, to $27.2 million in the first six months of 2001 from $15.3 million for the first six months of 2000. This increase reflects additional amortization as a result of the sale of a substantial portion of its multi-client data library, and ongoing rights thereto, in the first quarter of 2001.

    In March 2000 the Company completed the purchase of contractual rights held by a broker having multiple-year marketing rights for certain of the Company's multi-client data surveys. For financial reporting purposes, the Company has recorded a non-recurring charge to operations of $3.8 million consisting of the monetary consideration paid of $3.0 million and the net estimated fair value of property interests exchanged of $.8 million.

    Other Income (Expenses). Interest expense, net, decreased $.6 million to $3.3 million in the first six months of 2001 from $3.9 million in the first six months of 2000. This decrease is primarily related to the Company's two majority shareholders, Elliott Associates, L.P. and Elliott International, L.P., exchanging $56,320,000 of purchased Senior Notes for Convertible Preferred Stock, effective January 19, 2000. Included in the 2000 and 2001 amounts are unrealized currency translation losses of $177,000 and $944,000 respectively.

    Tax Provision. The income tax provision consisted of foreign income taxes. No benefit for United States federal income tax loss carry forwards was recorded in either period, given the uncertainty of realization of such tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's ongoing capital requirements arise primarily from its need to service debt, fund working capital needs, and maintain its equipment base. The Company's internal sources of liquidity are then available working capital and, to the extent generated, cash flow from operations, including multi-client data library sales. The Company incurred significant operating losses in the first half of 2001, 2000 and 1999 and has operated with working capital deficits. As a result, the Company's capital requirements during these periods were funded primarily through the issuance of preferred stock, financing transactions with Elliott that provided liquidity as described below, and close management of the Company's cash resources.

    In March 2001, the Company completed the sale for $15.0 million cash of a substantial portion of its multi-client data library in the southern United States to a third party seismic data broker, retaining all of its Canadian multi-client data library as well as several data surveys in the southern and western United States (see Note 2 Multi-Client Data Sale to the Company's consolidated financial statements). A portion of the sales proceeds were used to repay amounts of approximately $9.4 million advanced by Elliott in 2000 and 2001 for the purchase of net revenue interests in certain geological and geophysical data included in the U.S. multi-client data library, with the balance used to reduce outstanding borrowings under the Foothill credit facility.

    The Company generated $2.9 million of cash from operating activities in the six months ended June 30, 2001 compared to $5.4 million of cash generated from operating activities during the six months ended June 30, 2000. While the Company has experienced improvements in earnings before depreciation and amortization, operating cash flows have declined due to payments on the Company's liabilities combined with declines in data acquisition activity in the United States and Canada. The Company will need to attain profitable operating levels in order to provide sufficient cash flow to fund operating requirements and debt service obligations.

    The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, and to make principal and interest payments required by the terms of its indebtedness. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations. International operations, excluding Canada, accounted for approximately 33% of consolidated revenues and 49% of data acquisition revenues for the six months ended June 30, 2001.

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

    As a result of continuing low U.S. demand for land seismic data acquisition services, net losses for 1999 and 2000 were $45.8 million and $37.6 million, respectively, and net losses for the six months ended June 30, 2001 were $12.5 million. Initiatives taken during 1999 and intensified significantly during 2000 have consisted of: (a) closing and or consolidating certain U.S. field offices and foreign operations; (b) reducing personnel levels; and, (c) consolidating certain administrative functions. Further cost reduction steps have been taken in the first six months of 2001 and additional measures will be considered and taken to the extent necessary to match the Company's operating capabilities at then current business levels.

    As of June 30, 2001, the Company's total indebtedness was approximately $66.6 million. The total indebtedness was comprised of $43.4 million aggregate principal amount of the Company's 9 3/4% Senior Notes, $20.8 million outstanding on the Foothill/Elliott credit facility and $2.4 million of combined loans and capitalized leases primarily incurred for the purpose of financing capital expenditures.

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

    The Company believes that increasing demand for land and transition zone seismic acquisition services as evidenced by increased backlog, results from ongoing cost reduction initiatives, additional borrowing capabilities and support from Elliott will permit the Company to continue as a going concern and allow the Company to meet its business plan and capital and debt service requirements for the remainder of the year.

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

    The Company's operating results were negatively impacted by unrealized currency translation losses of approximately $944,000 and $177,000 for the six months ended June 30, 2001 and 2000, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company's results of operations and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical ten-percent increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent increase. The Company estimates that if prevailing market interest rates had been ten percent higher throughout the first and second quarter of 2001 and all other factors affecting the Company's debt remained the same, the Company's pretax loss would have been increased by approximately $130,000 and $280,000, respectively for the three and six months ended June 30, 2001. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher during first six months of 2001, and all other factors affecting the Company's debt remained the same, fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $2,500,000 at June 30, 2001. Given the composition of the Company's debt structure, the Company does not hedge its interest rate risk.

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In April 2001, the Company issued 11,534 shares of its 8% convertible preferred stock to satisfy payment in-kind dividend requirements on such stock issue. The issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  None
(b)  None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GRANT GEOPHYSICAL, INC.

Date:    August 14, 2001

                                           By:    /s/ THOMAS L. EASLEY
                                           -------------------------------------
                                                     Thomas L. Easley
                                           Executive Vice President - Finance &
                                                      Administration
                                               (Principal Financial Officer)


                                           By:    /s/ SCOTT A. MCCURDY
                                           -------------------------------------
                                                     Scott A. McCurdy
                                                        Controller
                                               (Principal Accounting Officer)