Form 10-Q
period 2001-09-30
GRANT GEOPHYSICAL INC
filed 2001-11-14
CIK 866722

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

                    For the quarter ended September 30, 2001

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

                                Yes [X]   No [ ]

    As of November 12, 2001, 14,547,055 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public market for the common stock.





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

                               INDEX TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001



                                                                          PAGE(S)
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets as of December 31, 2000 and
     September 30, 2001......................................................  3

   Consolidated Statements of Operations for the Three and Nine
     Months Ended September 30, 2000 and 2001................................  4

   Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 2001.............................................  5

   Notes to Consolidated Financial Statements................................  6

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations............................. 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 15

Item 2.  Changes in Securities and Use of Proceeds........................... 15

Item 6.  Exhibits and Reports on Form 8-K.................................... 15

PART III.  SIGNATURES........................................................ 16

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                               DECEMBER 31,     SEPTEMBER 30,
                                                                                  2000              2001
                                                                              ------------      ------------
                                                                                                 (UNAUDITED)

ASSETS

Current assets:
  Cash and cash equivalents                                                   $      3,654      $      1,560
  Restricted cash                                                                       17                17
  Accounts receivable:
    Trade (net of allowance for doubtful accounts of $461 and
      $518 at December 31, 2000 and September 30, 2001, respectively)                8,971            16,225
    Other                                                                            2,338             2,384
  Multi-client data library held for sale                                           16,678                --
  Inventories                                                                          425               463
  Prepaids                                                                           1,040             2,415
  Work in process                                                                    1,130             2,342
                                                                              ------------      ------------
    Total current assets                                                            34,253            25,406

Property, plant and equipment                                                       96,428            95,173
Less: accumulated depreciation and amortization                                     59,226            67,313
                                                                              ------------      ------------
    Net property, plant and equipment                                               37,202            27,860

Multi-client data library -- non current, net                                        2,768             1,281
Goodwill, net                                                                       33,364            31,614
Other assets                                                                         2,168             1,948
                                                                              ------------      ------------
    Total assets                                                              $    109,755      $     88,109
                                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, current portion of long-term debt and
     capital lease obligations                                                $     10,924      $      9,907
  Accounts payable                                                                   6,592            11,533
  Accrued expenses                                                                   6,207             8,594
  Accrued interest                                                                   1,743               715
  Advanced data sale liability                                                       8,767                --
  Unearned revenue-current                                                           4,129             2,149
  Foreign income taxes payable                                                         339               628
                                                                              ------------      ------------
  Total current liabilities                                                         38,701            33,526

Term loan - affiliate                                                                7,500             7,500
Long-term debt and capital lease obligations                                        51,235            54,772
Unearned revenue - non current                                                         782               782
Other liabilities and deferred credits                                               1,787             1,720

Stockholders' equity (deficit):
  Preferred stock, $.001 par value. Authorized 5,000,000 shares
    8% convertible preferred series, liquidation value $100 per share issued and outstanding 584,719 shares at December 31,
    2000 and 620,408 shares at September 30, 2001, respectively                     57,316            60,815
  Common stock, $.001 par value. Authorized 50,000,000 shares;
    14,547,055 shares issued and outstanding at
    December 31, 2000 and September 30, 2001                                            15                15
  Additional paid-in capital                                                        58,867            58,867
  Accumulated deficit                                                             (104,072)         (127,437)
  Accumulated other comprehensive income                                            (2,376)           (2,451)
                                                                              ------------      ------------
    Total stockholders' equity (deficit)                                             9,750           (10,191)
                                                                              ------------      ------------
    Total liabilities and stockholders' equity (deficit)                      $    109,755      $     88,109
                                                                              ============      ============



          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                            --------------------------      --------------------------
                                                               2000            2001            2000             2001
                                                            ----------      ----------      ----------      ----------
                                                                    (UNAUDITED)                      (UNAUDITED)


Revenues                                                    $    8,847      $   23,990      $   50,399      $   72,017

Expenses:
   Direct operating expenses                                     8,332          22,057          36,442          46,440
   Selling, general and administrative expenses                  2,650           2,302           7,807           6,550
   Depreciation and amortization                                 5,598           4,639          20,926          31,869
   Cost of contractual rights purchase                              --           3,821              --
                                                            ----------      ----------      ----------      ----------
      Total costs and expenses                                  16,580          28,998          68,996          84,859
                                                            ----------      ----------      ----------      ----------
      Operating loss                                            (7,733)         (5,008)        (18,597)        (12,842)

Other income (expense):
   Interest, net                                                (1,674)         (1,617)         (5,575)         (4,954)
   Other                                                          (298)           (660)           (773)         (1,571)
                                                            ----------      ----------      ----------      ----------
      Total other expense                                       (1,972)         (2,277)         (6,348)         (6,525)
                                                            ----------      ----------      ----------      ----------
      Loss before taxes                                         (9,705)         (7,285)        (24,945)        (19,367)

Income tax expense                                                   6             107              92             499
                                                            ----------      ----------      ----------      ----------

Net loss                                                        (9,711)         (7,392)        (25,037)        (19,866)
Preferred dividend requirements                                 (1,133)         (1,226)         (3,148)         (3,569)
                                                            ----------      ----------      ----------      ----------
Net loss applicable to common stock                         $  (10,844)     $   (8,618)     $  (28,185)     $  (23,435)
                                                            ==========      ==========      ==========      ==========

LOSS PER COMMON SHARE - BASIC
   AND DILUTED:
Net loss                                                    $    (0.67)     $    (0.51)     $    (1.72)     $    (1.37)
Dividend requirements on pay-in-kind preferred stock             (0.08)          (0.08)          (0.22)          (0.24)
                                                            ----------      ----------      ----------      ----------
Net loss per common share                                   $    (0.75)     $    (0.59)     $    (1.94)     $    (1.61)
                                                            ==========      ==========      ==========      ==========




          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         ------------------------------
                                                                             2000              2001
                                                                         ------------      ------------
                                                                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                              $    (25,037)     $    (19,866)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization expense                                       15,826            13,524
   Multi-client data library amortization expense                               5,100            18,345
   Cost of contractual rights purchase represented by non-cash
     consideration                                                              1,470                --
   Loss on sale of fixed assets                                                   165               367
   Provision for doubtful accounts                                                200                90
   Currency translation loss                                                      476             1,394
   Other non-cash items                                                           387                26
CHANGES IN ASSETS AND LIABILITIES:
   (INCREASE) DECREASE IN:
   Accounts receivable                                                          9,890            (7,390)
   Inventories                                                                     62               (38)
   Prepaids                                                                     2,605            (1,375)
   Work in process                                                             (2,287)           (1,212)
   Other assets                                                                 1,094               220
   INCREASE (DECREASE) IN:
   Accounts payable                                                            (5,442)            4,941
   Accrued interest and other expenses                                         (4,548)           (9,797)
   Foreign income tax payable                                                  (1,052)              289
   Other liabilities and deferred credits                                       7,123               (67)
                                                                         ------------      ------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      6,032              (549)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                                   (1,045)           (2,011)
   Multi-client data library                                                   (1,471)             (233)
   Proceeds from sale of assets                                                   392               222
                                                                         ------------      ------------
       NET CASH USED IN INVESTING ACTIVITIES                                   (2,124)           (2,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock issue costs                                                   (462)               --
   Common stock issue costs                                                         9                --
   Borrowings made                                                             34,823            34,236
   Repayment on borrowings                                                    (39,476)          (33,254)
                                                                         ------------      ------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (5,106)              982
                                                                         ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (546)             (505)
                                                                         ------------      ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,744)           (2,094)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                2,703             3,654
                                                                         ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $        959      $      1,560
                                                                         ============      ============


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND INDUSTRY CONDITIONS

    The consolidated balance sheet of Grant Geophysical, Inc. and subsidiaries (the "Company") as of September 30, 2001 and the related consolidated statements of operations for the three and nine months ended September 30, 2000 and 2001 and the related statements of cash flows for the nine months ended September 30, 2000 and 2001 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its consolidated subsidiaries contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2001, the results of its operations for the three and nine months ended September 30, 2000 and 2001 and the results of its cash flows for the nine months ended September 30, 2000 and 2001. Results of operations for the interim periods included herein are not necessarily indicative of results of operations for the full year periods. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Multi-client Data Library

    The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve-month period beginning at the completion of the acquisition and processing of each multi-client survey, costs are amortized based on revenues from such survey as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years. Amortization expense associated with the Company's multi-client data library was $.3 million for the three months ended September 30, 2000, and 2001, and $5.1 million and $18.3 million for the nine months ended September 30, 2000 and 2001, respectively. As of December 31, 2000 and September 30, 2001, accumulated amortization related to the Company's multi-client data library was $10.6 million and $28.9 million, respectively.

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

    Current Industry Conditions

    The Company competes in a highly competitive sector of the oil and gas services industry. The Company's business depends in large part on the conditions of the oil and gas exploration and production industry sector, and specifically on capital expenditure levels of the Company's customers directed toward seismic data acquisition and processing. The decrease in the price of oil and gas that occurred between the fourth quarter of 1998 and the first quarter of 1999 significantly reduced demand for the Company's services. Although commodity prices have experienced some recovery, demand for land and transition zone seismic acquisition services remains severely depressed over levels experienced in 1997 and 1998. The Company's results of operations and cash flows, both domestically and in certain international regions, have been and will continue to be adversely affected should capital spending levels by the Company's customers for seismic acquisition and processing services continue at depressed levels, particularly in the United States, and thereby reduce demand for the Company's services.

    As indicated in the accompanying Consolidated Statements of Operations, the Company sustained significant losses in the three and nine month periods ended September 30, 2000 and 2001 as a result of continuing low U.S. demand for land seismic data acquisition services. Initiatives taken by the Company during 1999 and intensified significantly during 2000 have consisted of: (a) closing and/or consolidating certain U.S. field offices and foreign operations; (b) reducing personnel levels; and, (c) consolidating certain administrative functions. Continued cost reduction steps have been taken during the nine month period ended September 30, 2001 and additional measures will be considered and taken to the extent necessary to size the Company's operations to then current business levels. Given the continuing low activity level in the United States for land seismic data acquisition services, the Company had expected to continue to incur net losses through 2001 although at a reduced level from losses over the previous two years. While management believes there has been a recent improvement in market conditions for seismic services, especially in Latin America, it was anticipated that access to working capital to finance operations would remain limited through 2001. The Company has in the past relied on its majority stockholder, Elliott Associates, L.P., to provide credit support and interim funding, and such assistance has been required to date in 2001, to allow the Company a period of time for operations to recover. Management has implemented a business plan in 2001 with the specific objectives of reducing operating losses and generating positive operating cash flow through intensified sales and marketing, tighter cost controls and reduced overhead expenses. The majority stockholder agreed with the Company, if required, to provide access to working capital to assist the Company in achieving its 2001 business plan. Through September 30, 2001, $4,000,000 of working capital has been provided to the Company by Elliott in the form of a factoring arrangement for certain foreign receivables. There are no additional formal commitments to provide financing in place at this time. Should business conditions not improve or cost control initiatives not be successful during the fourth quarter of 2001 and in 2002, the Company would require additional sources of financing to sustain operational activities. There can be no assurance that Elliott will continue to provide credit support and working capital funding, or that alternative financing will be available on commercially acceptable terms or that such financing will be available at all. However, management believes that it will be successful, in arranging, with the direct assistance of Elliott, adequate financing to meet its cash needs although no commitments are in place at this time.

    The Company believes that increasing demand for land and transition zone seismic acquisition services, results from ongoing cost reduction initiatives, additional borrowing capabilities and support from Elliott will permit the Company to continue as a going concern and allow the Company to meet its business plan and capital and debt service requirements for the remainder of the year.

(2) MULTI-CLIENT DATA SALE

    On March 23, 2001, the Company completed the sale for $15,000,000 cash of a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. The sales proceeds were utilized to retire cash advanced in 2000 and 2001 by Elliott amounting to $9,350,000 plus accrued preferred return thereon with the balance used to reduce borrowings outstanding under the Company's revolving credit facility. The sales proceeds of $15,000,000 were recorded as revenues with a corresponding charge to amortization in the same amount for the nine months ended September 30, 2001. In view of this sale, as well as other multi-client data library sales completed subsequent to December 31, 2000, $16,678,000 of cost basis in the multi-client data library was classified in current assets at December 31, 2000 in the accompanying consolidated balance sheet. Revenues from aggregate sales of multi-client data were $500,000 and $20,200,000 and amortization of related costs were $300,000 and $18,300,000 for the three and nine months ended September 30, 2001, respectively.

(3) DEBT

    On March 22, 2001, the Company completed modification of the Loan and Security Agreement with Foothill/Elliott whereby the credit facility was modified and extended through May 11, 2005.

    On June 28, 2001, the Company completed further modifications to the Foothill/Elliott Credit Facility whereby the credit facility was decreased from $29.0 million to $28.0 million by means of decreasing the original commitment under the term loan. The original term loan of $11.5 million, which had been reduced through periodic payments to $6.1 million, was increased to an outstanding balance of $10.5 million. Additional modifications were made to the agreement to revise the payback period on the Foothill term loan. Under the amended agreement, the final principal payment on the term loan will be made in January 2005. At September 30, 2001, $7.5 million and $10.0 million were outstanding under the Elliott term loan and the Foothill term loan, respectively, and $3.4 million was outstanding under the Foothill revolving credit line. Based on the Company's borrowing base at September 30, 2001, these amounts represent the maximum amount then allowable at such date under the facility.

     On August 3, 2001, the Company completed an agreement with Elliott International, L.P. for the sale, with recourse retained, of certain of its foreign accounts receivable. The agreement allows the Company to sell, at its election, both billed and unbilled receivables arising out of data acquisition and processing services rendered by Grant's branch operations in Ecuador and Colombia. The maximum amount available for Elliott International L.P. to purchase is $4.0 million and the agreement extends through February 2002, with all repayments to Elliott required by that time. As of September 30, 2001, the Company's obligation under the agreement was $4.0 million.

(4)  SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            ------------------------
                                                              2000            2001
                                                            ---------      ---------
                                                             (DOLLARS IN THOUSANDS)

CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
   Taxes, net of refunds                                    $   241         $ 1,619
   Interest, net                                              4,568           4,444

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

    The tables below present information about the Company's reported segments for the periods indicated (dollars in thousands):


                                                         UNITED                          LATIN
                                                         STATES           CANADA         AMERICA        FAR EAST        TOTAL
                                                       ---------         ---------      ---------      ---------      ---------

FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 2001:

 Revenues                                              $  29,399(1)      $   9,696      $  30,948      $   1,974      $  72,017
 Operating Income (Loss)                                 (13,011)           (1,678)         1,610            237        (12,842)
 Depreciation and Amortization                            25,063(1)          3,508          2,975            323         31,869

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:

 Revenues                                              $  21,710         $  13,612      $  10,916      $   4,161      $  50,399
 Operating Income (Loss)                                 (13,084)(2)          (748)        (1,763)        (3,002)       (18,597)
 Depreciation and Amortization                            13,243             4,211          1,616          1,856         20,926


(1) Includes $19,000 in revenues from multi-client data library sales and $17,800 in associated amortization.

(2) Includes $3,821 non-recurring charge to operations from contractual rights purchase.

(6) STOCK BASED COMPENSATION

    The 1997 Equity and Performance Incentive Plan (the "Incentive Plan") was amended in June 2001 to increase the number of shares reserved for issuance under the Incentive Plan from 2,000,000 shares of Grant Common Stock to 2,750,000 shares of Grant Common Stock. Additionally, effective June 30, 2001, the Board of Directors approved the repricing of certain original options outstanding with exercise prices between $3.00 and $6.84 per share to $2.00 per share. No compensation cost resulted from the repricing because, as of the repricing date, the exercise price of the repriced options was not estimated to be less than the fair value of the underlying shares. The Company has adopted the variable method of accounting for the related options effective June 30, 2001. No compensation cost has been recognized in the quarter ended September 30, 2001, as the exercise price of the repriced options is not estimated to have exceeded the fair value of the underlying shares during the quarter.

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

    In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," requiring that all intangible assets without a contractual life no longer be amortized but reviewed annually, or as warranted by triggering events, for impairment in accordance with specific determination and measurement provisions. The Company will adopt SFAS No. 142 when required to do so on January 1, 2002; however, goodwill and intangible assets acquired subsequent to June 30, 2001, are subject immediately to the provisions of this standard. The Company's amortization expense related to goodwill for the three and nine month periods ending September 30, 2001 was $.4 million and $1.1 million, respectively. The Company is in the process but has not completed its assessment of the potential impact of adoption, and therefore has not quantified the impact, if any, on its consolidated financial position or results of operations of any impairment under the new tests prescribed by the standard.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal or Long-Lived Assets" was issued. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and the interim periods within. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on it's financial position, results of operations or cash flows.

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

    The decrease in the price of oil and gas that occurred between the fourth quarter of 1998 and the first quarter of 1999 significantly reduced demand for the Company's services. Although commodity prices have experienced some recovery, demand for land and transition zone seismic acquisition services, particularly in the United States land market, remains severely depressed over levels experienced in 1997 and 1998.

    As of November 12, 2001, the Company was operating or mobilizing 3 crews in the United States, 4 crews in Latin America and 3 crews in Canada. For the three months ended September 30, 2001, the Company's total revenues were $24.0 million, with approximately 23% from the United States, 72% from Latin America and 5% from Canada. For the nine months ended September 30, 2001 the Company's total revenues were $72.0 million, with approximately 41% from the United States, 43% from Latin America, 3% from the Far East and 13% from Canada. Of the $29.4 million in revenues for the United States during the nine months ended September 30, 2001, approximately $15.0 million was for the March 2001 sale of a substantial portion of the Company's multi-client data library, and ongoing rights thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

    Revenues. Revenues for the three months ended September 30, 2001 were $24.0 million, compared with $8.8 million for the three months ended September 30, 2000. The increase of $15.2 million, or 173%, was primarily the result of increased revenues from data acquisition operations in the United States and Latin America. These increases were partially offset by decreased revenues from data acquisition operations in Canada.

    Revenues from United States data acquisition operations increased $3.4 million, or 170%, from $2.0 million for the three months ended September 30, 2000 to $5.4 million for the three months ended September 30, 2001. During the third quarter of 2001, a range of two to four crews were operating in the United States as compared with one to two during the third quarter of 2000.

    Revenues from seismic data processing operations were $.1 million for the third quarter of 2001 and the third quarter of 2000.

    Revenues from the Canadian data acquisition operations decreased $1.4 million, or 67%, from $2.1 million for the quarter ended September 30, 2000 to $.7 million for the three months ended September 30, 2001. During the third quarter of 2001, a range of one to two land seismic crews were operating in Canada as compared with one to four during the third quarter of 2000.

    Revenues from sales of the data library for the third quarter of 2001 were $.5 million, compared to $.7 million for the third quarter of 2000. In March 2001, the Company sold for $15.0 million cash a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker, thereby reducing the quantity and selection of data available for sale.

    Revenues from data acquisition operations in Latin America increased $13.4 million, or 353%, from $3.8 million for the third quarter of 2000 to $17.2 million for the third quarter of 2001. These increases are attributable to increased working crew levels in the respective geographic areas resulting from activity levels of customers' exploration operations.

    Data acquisition operations in the Far East were essentially inactive for both the 2000 and 2001 quarters.

    Expenses. Direct operating expenses for the three months ended September 30, 2001 increased $13.8 million, or 166%, to $22.1 million, compared to $8.3 million for the three months ended September 30, 2000. This is primarily a result of increased data acquisition activities in the United States and Latin America during the third quarter of 2001.

    Selling, general and administrative expenses decreased $.4 million, or 15%, to $2.3 million for the three months ended September 30, 2001 from $2.7 million for the three months ended September 30, 2000. This reduction is the result of the Company's ongoing efforts to reduce support and overhead personnel and decrease administrative costs in all of its operating regions and at the corporate office level.

    Depreciation and amortization decreased $1.0 million, or 18%, to $4.6 million in the third quarter of 2001 from $5.6 million for the third quarter of 2000. This decrease reflects a reduction in the Company's net depreciable asset base for the year 2000 combined with reduced amortization of the Company's multi-client data library as a result of the sale of a substantial portion of its library, and ongoing rights thereto, in the first quarter of 2001. Capital expenditures were $2.2 million and $.2 million for the third quarter of 2001 and 2000, respectively.

    Other Income (Expenses). Interest expense, net, decreased $.1 million to $1.6 million in the third quarter of 2001 from $1.7 million in the third quarter of 2000. The decrease is primarily due to a slight decrease in the Company's interest-bearing debt. Included in the 2001 quarter are currency translation losses, primarily unrealized, of $.5 million compared to $.3 million for the 2000 quarter.

    Tax Provision. The income tax provision consisted of foreign income taxes. No benefit for United States federal income tax loss carryforwards was recorded in either period, given the uncertainty of realization of such tax benefits.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000.

    Revenues. Revenues for the nine months ended September 30, 2001 were $72.0 million, compared with $50.4 million for the nine months ended September 30, 2000. The increase of $21.6 million, or 43%, was primarily the result of the sale for $15.0 million cash of a substantial portion of its multi-client data library and ongoing rights thereto, and increased Latin America data acquisition revenues; partially offset by reduced seismic data acquisition revenues in the United States, Canada and the Far East.

    Revenues from United States data acquisition operations decreased $2.0 million, or 17%, from $12.0 million for the nine months ended September 30, 2000 to $10.0 million for the nine months ended September 30, 2001. This decrease in data acquisition revenues is due to reduced industry demand discussed above. During the first nine months of 2000, the Company performed $6.1 million of data acquisition services for an affiliated oil and gas exploration and production company.

    Revenues from seismic data processing operations were $.4 million for the first nine months of 2001 and 2000.

    Revenues from the Canadian data acquisition operations decreased $3.7 million, or 30%, from $12.2 million for the first nine months of 2000 to $8.5 million for the first nine months of 2001. During the first nine months of 2001, one to four land seismic crews were operating in Canada compared to three to five land seismic crews operating in Canada during the first nine months of 2000.

    Revenues from sales of the data library for the first nine months of 2001 were $20.2 million, compared to only $10.7 million for the first nine months of 2000. In March 2001 the company sold for $15.0 million cash a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. During the 2000 period, the Company sold a license in one of its multi-client data surveys to an affiliated oil and gas exploration and production company for approximately $2.3 million.

    Revenues from data acquisition operations in Latin America increased $20.0 million, or 183%, from $10.9 million in the first nine months of 2000 to $30.9 million in the first nine months of 2001. These increases are attributable to increased working crew levels in the respective geographic areas resulting from activity levels of customers' exploration operations.

    Revenues from data acquisition operations in the Far East decreased $2.2 million, or 52%, from $4.2 million in the nine months ended September 30, 2000 to $2.0 million in the nine months ended September 30, 2001. During the first nine months of 2000, the Company operated one crew in Indonesia for approximately six months. During the first nine months of 2001, the Company operated one crew in New Zealand for approximately three months.

    Expenses. Direct operating expenses increased $10.0 million, or 27%, to $46.4 million in the nine months ended September 30, 2001 from $36.4 million in the nine months ended September 30, 2000. This is primarily a result of increased data acquisition activities in Latin America.

    Selling, general and administrative expenses decreased $1.2 million, or 15%, to $6.6 million for the nine months ended September 30, 2001 from $7.8 million for the nine months ended September 30, 2000. This reduction is the result of the Company's ongoing efforts to decrease administrative costs and reduce support and overhead personnel in all of its operating regions and at the corporate office level.

    Depreciation and amortization increased $11.0 million, or 53%, to $31.9 million in the first nine months of 2001 from $20.9 million for the first nine months of 2000. This increase reflects additional amortization as a result of the sale of a substantial portion of its multi-client data library, and ongoing rights thereto, in the first quarter of 2001. Capital expenditures were $3.9 million and $1.0 million for the first nine months of 2001 and the first nine months of 2000, respectively.

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

    Other Income (Expenses). Interest expense, net, decreased $.6 million to $5.0 million in the first nine months of 2001 from $5.6 million in the first nine months of 2000. This decrease is primarily related to the Company's two majority shareholders, Elliott Associates, L.P. and Elliott International, L.P., exchanging $56,320,000 of purchased Senior Notes for Convertible Preferred Stock, effective January 19, 2000. Included in the 2000 and 2001 amounts are currency translation losses, primarily unrealized, of $.5 million and $1.4 million respectively.

    Tax Provision. The income tax provision consisted of foreign income taxes. No benefit for United States federal income tax loss carryforwards was recorded in either period, given the uncertainty of realization of such tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's ongoing capital requirements arise primarily from its need to service debt, fund working capital needs, and maintain its equipment base. The Company's internal sources of liquidity are then available working capital and, to the extent generated, cash flow from operations, including multi-client data library sales. The Company incurred significant operating losses in the first nine months of 2001, 2000 and 1999 and has operated with working capital deficits. As a result, the Company's capital requirements during these periods were funded primarily through the issuance of preferred stock, financing transactions with Elliott that provided liquidity as described below, and close management of the Company's cash resources.

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

    The Company used $.5 million of cash in operating activities during the nine months ended September 30, 2001 compared to $6.0 million of cash provided by operating activities during the nine months ended September 30, 2000. While the Company has experienced improvement in earnings before depreciation and amortization, operating cash flows have declined due to payments on the Company's liabilities combined with declines in data acquisition activity in the United States and Canada. The Company will need to attain profitable operating levels in order to provide sufficient cash flow to fund operating requirements and debt service obligations. During the nine months ended September 30, 2000, the Company had data acquisition service revenues of $6.1 million and a multi-client data survey license sale of $2.3 million to an affiliated oil and gas exploration company.

    The Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, and to make principal and interest payments required by the terms of its indebtedness. Because of the traditionally longer period required to collect receivables and the high costs associated with equipping and operating crews outside of the United States and Canada, the Company requires significant levels of working capital to fund its international operations. International operations, excluding Canada, accounted for approximately 46% of consolidated revenues and 64% of data acquisition revenues for the nine months ended September 30, 2001.

    The Company's business plan for 2001 calls for a capital budget of approximately $6.9 million, primarily for the upgrade and replacement of seismic data acquisition and recording equipment. To the extent that cash flow from operations and equipment financing agreements with manufacturers of seismic data acquisition equipment are insufficient to fund the 2001 capital budget, actual capital expenditures will be reduced to a level consistent with funding available. Total capital expenditures through September 30, 2001 have amounted to $3.9 million.

    As a result of continuing low U.S. demand for land seismic data acquisition services, net losses for the nine months ended September 30, 2001 were $19.9 million compared to $25.0 million for the comparable 2000 period. Initiatives taken during 1999 and 2000 to reduce costs have consisted of: (a) closing and or consolidating certain U.S. field offices and foreign operations; (b) reducing personnel levels; and (c) consolidating certain administrative functions. Continued cost reduction steps have been taken in the first nine months of 2001 and additional measures will be considered and taken to the extent necessary to match the Company's operating capabilities at then current business levels.

    As of September 30, 2001, the Company's total indebtedness was approximately $72.2 million. The total indebtedness was comprised of $43.5 million aggregate principal amount of the Company's 9 3/4% Senior Notes, $20.9 million outstanding on the Foothill/Elliott credit facility, $4.0 million on the Elliott foreign accounts receivable financing facility, and $3.8 million of combined loans and capitalized leases primarily incurred for the purpose of financing capital expenditures.

    The Company will require substantial cash flow to continue operations on a satisfactory basis, fund capital expenditures and meet its principal and interest requirements with respect to the 9 3/4% Senior Notes, Foothill Credit Facility and other indebtedness. The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. The Company incurred significant net losses in 1999 and 2000 and, given the continuing low activity level in the United States for land data seismic acquisition services, had expected to continue to incur net losses through 2001 although at a reduced level from losses over the previous two years. While management believes there has been a recent improvement in market conditions for seismic services, especially in Latin America, it was anticipated that access to working capital to finance operations would remain limited through 2001. As previously discussed, the Company has in the past relied on its majority stockholder, Elliott Associates, L.P., to provide credit support and interim funding, and such assistance has been required to date in 2001. Management has implemented a business plan in 2001 with the specific objectives of reducing operating losses and generating positive operating cash flow through intensified sales and marketing, tighter cost controls and reduced overhead expenses. The majority stockholder agreed with the Company, if required, to provide access to working capital to assist the Company in achieving its 2001 business plan. Through September 30, 2001, $4,000,000 of working capital has been provided to the Company by Elliott in the form of a factoring arrangement for certain foreign receivables. There are no additional formal commitments to provide financing in place at this time. Should business conditions not improve or cost control initiatives not be successful during the fourth quarter of 2001 and in 2002, the Company would require additional sources of financing to sustain operational activities. There can be no assurance that Elliott will continue to provide credit support and working capital funding, or that alternative financing will be available on commercially acceptable terms or that such financing will be available at all. However, management believes that it will be successful, in arranging, with the direct assistance of Elliott, adequate financing to meet its cash needs although no commitments are in place at this time.

    The Company believes that increasing demand for land and transition zone seismic acquisition services as evidenced by increased backlog, results from ongoing cost reduction initiatives, additional borrowing capabilities and support from Elliott will permit the Company to continue as a going concern and allow the Company to meet capital and debt service requirements for the remainder of the year.

FOREIGN CURRENCY RISK

    The Company conducts a substantial portion of its business in currencies other than the U.S. or Canadian dollars, particularly various Latin American currencies, and its international operations are subject to fluctuations in foreign currency exchange rates. Accordingly, results of the Company's international contracts could be significantly affected by fluctuations in exchange rates. International contracts requiring payment in currency other than U.S. or Canadian dollar typically are indexed to inflationary tables and generally are used for local expenses. The Company attempts to structure the majority of its international contracts to be billed and paid at a favorable U.S. dollar conversion rate.

    The Company's operating results were negatively impacted by foreign currency exchange and translation losses, primarily unrealized translation losses, of approximately $.5 million and $1.4 million for the nine months ended September 30, 2000 and September 30, 2001.

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

    Among the factors that will have a direct bearing on the Company's results of operations and the oil and gas services industry in which it operates are the effects of demand levels for data acquisition services; rapidly changing technology; the presence of competitors with greater financial resources; operating risks inherent in the oil and gas services industry; regulatory uncertainties; potential liability under the Plan; worldwide political stability and economic conditions and other risks associated with international operations, including foreign currency exchange risk; and the Company's successful execution of its strategy and internal operating plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company's results of operations and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical ten-percent increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent increase. The Company estimates that if prevailing market interest rates had been ten percent higher throughout the three quarters of 2001 and all other factors affecting the Company's debt remained the same, the Company's pretax loss would have been increased by approximately $130,000 and $350,000 respectively, for the three and nine months ended September 30, 2001. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher during first nine months of 2001, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $2.7 million at September 30, 2001. Given the composition of the Company's debt structure, the Company does not hedge its interest rate risk.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

    Etica Valdez and Marta G. Garza, on behalf of themselves and all others similarly situated v. Grant Geophysical, Inc. and Millennium Seismic, Inc., No. DC-00-214 on the docket of the 229th Judicial District, Starr County, Texas. On August 18, 2000, two residents of Starr County filed this purported class action against the Company and Millennium Seismic, Inc., seeking to represent a class of all owners of any mineral estate located in Texas from which three-dimensional (3-D) geophysical information was extracted by either or both of the defendants. Since the inception of the lawsuit, one of the plaintiffs, Marta G. Garza, has removed herself from the lawsuit and the lawsuit has been amended to reflect this change.

     The plaintiffs generally allege that the Company and Millennium conducted 3-D seismic surveys in Texas without obtaining permission from the mineral estate owners and sold the information obtained from those surveys to third parties. The plaintiffs seek remedies including unspecified damages, injunctive relief, and attorney fees from the Company and Millennium. The Company and Millennium have each answered the plaintiffs' complaint, denying all liability.

     This litigation is in the earliest stages, and its outcome and the costs of defending it cannot be predicted at this time. The Company believes that the claims are without merit and intends to defend itself vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    In August 2001, the Company issued 11,892 shares of its 8% convertible preferred stock to satisfy payment-in-kind dividend requirements on such stock issue. The issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) and 4(6) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

    EXHIBIT NO.

   *10.1              --  Amendment Number Six to Loan and Security Agreement
                          and Consent effective as of June 28, 2001 by and among Grant Geophysical Inc., Foothill Capital Corporation and Elliott Associates, L.P.

   *10.2              --  Agreement for Purchase and Assignment of Foreign
                          Accounts Receivable by and between Grant Geophysical
                          (Int'l), Inc. and Elliott Associates, L.P.

   *10.3              --  Guaranty Agreement by Grant Geophysical Corp. in favor of Elliott Associates, L.P.

(b) Reports on Form 8-K

    None

*Filed herein

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2001.


                                    GRANT GEOPHYSICAL, INC.



                                    By:        /s/ THOMAS L. EASLEY
                                        --------------------------------------
                                                   Thomas L. Easley
                                           Executive Vice President - Finance &
                                                    Administration
                                              (Principal Financial Officer)


                                    By:        /s/ SCOTT A. MCCURDY
                                        --------------------------------------
                                                   Scott A. McCurdy
                                                     Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


  EXHIBIT
    NO.                      DESCRIPTION
  -------                    -----------

   10.1        Amendment Number Six to Loan and Security Agreement and Consent.

   10.2        Agreement for Purchase and Assignment of Foreign Account
               Receivable.

   10.3        Guaranty Agreement.