Form 10-Q/A
period 2001-09-30
GRANT GEOPHYSICAL INC
filed 2001-11-20
CIK 866722

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


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

                              INDEX TO FORM 10-Q/A

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
                                                                              ============      ============



          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                            --------------------------      --------------------------
                                                               2000            2001            2000             2001
                                                            ----------      ----------      ----------      ----------
                                                                    (UNAUDITED)                      (UNAUDITED)


Revenues                                                    $    8,847      $   23,990      $   50,399      $   72,017

Expenses:
   Direct operating expenses                                     8,332          22,057          36,442          46,440
   Selling, general and administrative expenses                  2,650           2,302           7,807           6,550
   Depreciation and amortization                                 5,598           4,639          20,926          31,869
   Cost of contractual rights purchase                              --              --           3,821              --
                                                            ----------      ----------      ----------      ----------
      Total costs and expenses                                  16,580          28,998          68,996          84,859
                                                            ----------      ----------      ----------      ----------
      Operating loss                                            (7,733)         (5,008)        (18,597)        (12,842)

Other income (expense):
   Interest, net                                                (1,674)         (1,617)         (5,575)         (4,954)
   Other                                                          (298)           (660)           (773)         (1,571)
                                                            ----------      ----------      ----------      ----------
      Total other expense                                       (1,972)         (2,277)         (6,348)         (6,525)
                                                            ----------      ----------      ----------      ----------
      Loss before taxes                                         (9,705)         (7,285)        (24,945)        (19,367)

Income tax expense                                                   6             107              92             499
                                                            ----------      ----------      ----------      ----------

Net loss                                                        (9,711)         (7,392)        (25,037)        (19,866)
Preferred dividend requirements                                 (1,133)         (1,226)         (3,148)         (3,569)
                                                            ----------      ----------      ----------      ----------
Net loss applicable to common stock                         $  (10,844)     $   (8,618)     $  (28,185)     $  (23,435)
                                                            ==========      ==========      ==========      ==========

LOSS PER COMMON SHARE - BASIC
   AND DILUTED:
Net loss                                                    $    (0.67)     $    (0.51)     $    (1.72)     $    (1.37)
Dividend requirements on pay-in-kind preferred stock             (0.08)          (0.08)          (0.22)          (0.24)
                                                            ----------      ----------      ----------      ----------
Net loss per common share                                   $    (0.75)     $    (0.59)     $    (1.94)     $    (1.61)
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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    From time to time, information provided by the Company, statements by its employees or information included in written material, such as press releases and filings (including this Form 10-Q/A Amended Quarterly Report) with the Commission (including portions of the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and certain other sections contained in such filings) may contain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

    EXHIBIT NO.

    10.1              --  Amendment Number Six to Loan and Security Agreement
                          and Consent effective as of June 28, 2001 by and among Grant Geophysical Inc., Foothill Capital Corporation and Elliott Associates, L.P.

    10.2              --  Agreement for Purchase and Assignment of Foreign
                          Accounts Receivable by and between Grant Geophysical (Int'l), Inc. and Elliott Associates, L.P.

    10.3              --  Guaranty Agreement by Grant Geophysical Corp. in favor of Elliott Associates, L.P.

(b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 20th day of November, 2001.


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