Form 10-K
period 2001-12-31
GRANT GEOPHYSICAL INC
filed 2002-05-03
CIK 866722

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [ ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 28, 2002, 14,547,055 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

* The Commission file number refers to a Form S-1 registration statement filed by the Registrant under the Securities Act of 1933, which became effective January 12, 2000.

================================================================================

                             GRANT GEOPHYSICAL, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----

                                                 PART I

         Item 1.  Business ......................................................................      3
         Item 2.  Properties ....................................................................      9
         Item 3.  Legal Proceedings .............................................................      9
         Item 4.  Submission of Matters to a Vote of Security Holders ...........................      9

                                                 PART II

         Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters ..........     10
         Item 6.  Selected Financial Data .......................................................     10
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations ....................................................................     11
         Item 7A. Quantitative and Qualitative Disclosures about Market Risk ....................     19
         Item 8.  Financial Statements and Supplementary Data ...................................     19
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure ....................................................................     19

                                                PART III

         Item 10. Directors and Executive Officers of the Registrant ............................     20
         Item 11. Executive Compensation ........................................................     21
         Item 12. Security Ownership of Certain Beneficial Owners and Management ................     22
         Item 13. Certain Relationships and Related Transactions ................................     23

                                                 PART IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ...............     24

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

    Grant Geophysical, Inc., a Delaware corporation (together with its subsidiaries, "Grant," or the "Company"), is a leading provider of seismic data acquisition services in land and transition zone environments in the United States, Latin America and Canada. Grant also markets seismic data acquisition services in the Middle East and the Far East. The Company has participated in the seismic data acquisition services business in the United States and Latin America since the 1940s, the Far East since the 1960s and Canada since the 1970s. The Company's seismic data acquisition services typically are provided on an exclusive contract basis to domestic and international oil and gas exploration and production companies and seismic data marketing companies. Grant also provides seismic data processing services through offices located in Houston, Texas and Quito, Ecuador.

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

    The market for seismic land acquisition, both domestically and in the international areas where the Company was active, remained significantly depressed throughout 2001. Additionally, demand for land and transition zone seismic data acquisition services are primarily determined by oil and gas industry capital expenditures, budgets and spending patterns. These spending patterns are affected by individual oil and gas company budgets as well as industry-wide conditions. Overcapacity in the seismic service industry continues to suppress pricing and activity levels and has materially adversely affected the Company's results of operations. The Company's world-wide seismic crew count ranged from seven to twelve during 2001. As of March 28, 2002, the Company had eight active crews. As a result of the low levels of crew activity, the Company continued to sustain significant operating losses in 2001. Management has implemented a business plan in 2002 with the specific objectives of improving profitability and generating positive operating cash flow through intensified sales and marketing, tighter cost controls and reduced overhead expenses. (See
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources and Note 1 of Notes to Consolidated Financial Statements).

    As of March 28, 2002, the Company was operating one crew in the United States and operating or mobilizing five crews in Latin America and two crews in Canada. For the year ended December 31, 2001, the Company's total revenues were $93.5 million, with approximately 37.3% from the United States, 47.2% from Latin America, 2.1% from the Far East and 13.4% from Canada. International operations, excluding Canada, accounted for approximately 49.3% of consolidated revenues and 63.1% of data acquisition revenues for the year ended December 31, 2001.

    Grant's principal executive office is located at 16850 Park Row, Houston, Texas 77084 and its telephone number is 281-398-9503.

LAND AND TRANSITION ZONE SEISMIC DATA ACQUISITION

    A land or transition zone seismic data acquisition crew typically consists of a surveying crew that marks out the lines to be recorded and marks the sites for energy source or geophone placement and equipment location, an explosives or mechanical vibrating or compressed air unit crew, and a recording crew that lays out the geophones and field recording boxes, directs shooting operations and records the seismic energy reflected from subsurface structures. A land seismic data acquisition crew utilizing an explosives unit is supported by several drill crews, generally furnished by third parties under short-term contracts. Drill crews operate in advance of the seismic data acquisition crew and bore shallow holes for small explosive charges that, when detonated, produce the necessary seismic impulse. In locations where conditions dictate or where the use of explosives is precluded due to regulatory, topographical or ecological factors, a mechanical vibrating unit or compressed air unit is substituted for explosives as the seismic energy source. The Company also employs specialized crew mobilization equipment to improve productivity in certain applications, including helicopters for rugged terrain or in agricultural areas, small watercraft for transition zone applications, and man-portable equipment in jungle and other environments where vehicular access is limited. Depending on the size of the seismic survey, the location and other logistical factors, a seismic data acquisition crew operated by the Company may involve from as few as 30 to as many as 1,500 employees.

    One of the challenges inherent in land seismic data acquisition is operating in difficult logistical environments without disrupting the sensitive ecosystems in which surveys are frequently located. The Company currently operates approximately 10,000 channels of remote digital seismic equipment, which can be deployed without the use of conventional seismic cables, thereby allowing access to such environments. Remote digital seismic equipment, which uses radio signals to transmit data, is typically used in transition zone and other logistically challenging environments such as highly populated regions with numerous topographic obstructions and areas where conventional cable-based recording systems are impractical. The Company has over 20 years of experience operating in transition zone environments in the Gulf Coast region of the United States, Latin America, the Far East and Africa.

    Once recorded by the seismic data acquisition crew, seismic data is computer processed to enhance the recorded signal by reducing noise and distortion and improving resolution to produce a representation of the survey site's subsurface structures. The Company presently has two data processing centers at which it performs seismic data processing services. These centers are located in Houston, Texas and Quito, Ecuador.

    The Company markets its seismic data acquisition and processing services from its Houston and Calgary corporate offices and its regional and international administrative centers by personnel whose duties include technical, supervisory or executive responsibilities. The Company primarily acquires seismic data on a turnkey basis for oil and gas companies which provides a fixed fee for each project. The Company has also in the past acquired seismic data on a term basis, which provides for a periodic fee during the term of the project, and a cost-plus basis, which provides that the costs of a project, plus a percentage fee, are borne by the customer.

    In addition the Company, in the United States and Canada, has in the past acquired and owns multi-client seismic data surveys, and remaining surveys are marketed on a non-exclusive basis to oil and gas companies.

    The Company conducts a substantial portion of its business in currencies other than the U.S. or Canadian dollars, particularly various Latin American currencies, and its operations are subject to fluctuations in foreign currency exchange rates. Accordingly, the Company's results from performing international contracts could be significantly affected by fluctuations in exchange rates, particularly in Brazil and Colombia. The Company's international contracts requiring payment in currency other than U.S. or Canadian dollars typically are indexed to inflationary tables and partially used to fund local expenses. The Company attempts to structure the majority of its international contracts to be partially billed and paid in U.S. dollars.

MARKET AREAS

    During the last three years, the Company conducted seismic operations in the United States, Canada, Latin America and the Far East. The following table sets forth the Company's revenues by geographic area, for the years ended December 31, 1999, 2000 and 2001:

                                                        YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1999           2000           2001
                                               ----------     ----------     ----------
                                                        (DOLLARS IN THOUSANDS)

         United States ...................     $   32,243     $   26,825     $   34,848(1)
         Canada ..........................         11,232         14,984         12,502
         Latin America ...................         15,057         20,183         44,127
         Far East ........................          7,515          4,160          1,974
                                               ----------     ----------     ----------
                                               $   66,047     $   66,152     $   93,451
                                               ==========     ==========     ==========

(1) Includes the $15 million sale of a substantial portion of the Company's multi-client data library, with ongoing rights thereto, in the southern United States.

    As part of the Company's 2002 business plan, the Company is taking measures to resize its United States operations to reduced current demand levels, including reducing crew support personnel, consolidating administrative offices and support facilities and reducing overhead. Additionally, the Company expects its revenues from United States multi-client data library sales to be significantly reduced from levels experienced in 2000 and 2001. Therefore, the Company expects United States revenues to be decreased in 2002 and expects that revenues from international operations, excluding Canada, will be increased as a percentage of the Company's consolidated revenues.

BACKLOG

    As of December 31, 2001, the Company estimated that its total contractual backlog for services was approximately $54.9 million, all of which is expected to be completed in 2002. As of March 31, 2002, the Company estimated that its total backlog was approximately $35.4 million. The decrease in backlog is primarily the result of 2002 activity. Most of the Company's contracts are terminable by the customer upon relatively short notice and, in some cases, without penalty. The Company's backlog as of any particular date is not indicative of the likely operating results for any succeeding period, and there can be no assurance that any amount of backlog will ultimately be realized as revenue.

CAPITAL EXPENDITURES AND TECHNOLOGY

    The Company's ability to compete and maintain a significant market position in the land and transition zone seismic data acquisition business is partially driven by its ability to provide technology comparable to that of its primary competitors. Accordingly, the Company continually maintains and periodically upgrades its seismic data acquisition equipment to maintain its competitive position. Due to the depressed state of the seismic industry and the Company's operating results and lack of funding, the Company made only $3.5 million and $5.0 million in capital expenditures in 2000 and 2001, respectively. The level of future capital expenditures will depend on the availability of funding and market requirements as dictated by industry activity levels.

    Over the past several years, the Company has focused its efforts on developing operating procedures and acquiring equipment that will enhance the efficiency of its seismic data acquisition crews and reduce the time required to complete projects. The Company's strategy relies on the use of third-party equipment suppliers to provide equipment, although certain equipment may be customized to the Company's specifications to enhance operating efficiency. Certain of the equipment, processes and techniques used by the Company are subject to the patent rights of others, and the Company holds non-exclusive licenses with respect to a number of such patents. While the Company regards as beneficial its access to third-party technology through licensing, the Company believes that substantially all presently licensed technology could be replaced without significant disruption to its business.

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

    On March 23, 2001, the Company completed the sale of a substantial portion of its multi-client data library in the southern United States for $15,000,000 cash, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. Although the Company may selectively continue to build a data library if adequate liquidity exists, it is unlikely that the Company will undertake any multi-client seismic projects without significant underwriting levels.

CUSTOMERS AND PROJECTS

    The Company's customers consist of domestic and international oil and gas companies and seismic data marketing companies. As is the case for many service companies in the oil and gas industry, a relatively small number of customers or a limited number of significant projects may account for a large percentage of the Company's net revenues in any given year. Moreover, such customers and projects may, and often do, vary from year to year. During 2001, the Company's five largest customers accounted for approximately $49.3 million, or 52.7% of revenues, and two of these customers accounted for $15.7 million (16.9%) and $14.8 million (15.8%), respectively, of revenues. During 2000, the Company's five largest customers accounted for approximately $30.8 million, or 46.6% of revenues, and two of these customers accounted for $10.1 million (15.3%) and $9.7 million (14.7%), respectively, of revenues.

COMPETITION

    The acquisition and processing of seismic data for the oil and gas industry is highly competitive worldwide. In the current market environment, competition is based primarily on price, but is also affected by crew availability, prior performance, technology, safety, quality, dependability and the contractor's expertise in the particular area where the survey is to be conducted. The Company's principal competitors in North America are PGS - Petroleum Geo Services ASA; Veritas DGC, Inc.; and Western Geco, a joint venture between Schlumberger Limited and Baker Hughes, Inc. The Company competes against these three companies for most of its seismic data acquisition and processing contracts in North America. The Company believes that its principal competitors have financial, operating and other resources in excess of its own. Also in North America, the Company competes with approximately 20 smaller companies that target narrow market segments. In Latin America and the Far East, the Company competes with Western Geco, CGG - Compagnie General de Geophysique, PGS - Petroleum Geo Services ASA and a few smaller local competitors.

EMPLOYEES

    As of March 1, 2002, the Company employed approximately 330 full-time and approximately 2,400 temporary contract personnel worldwide. None of the Company's employees is subject to collective bargaining agreements. The Company considers its relations with its employees to be good.

ENVIRONMENTAL MATTERS/GOVERNMENTAL REGULATION

    The Company's domestic operations are subject to a variety of federal, state and local laws and regulations relating to the protection of human health and the environment, the violation of which may result in civil or criminal penalties. The Company invests financial and managerial resources to comply with such laws and regulations, and management believes that it is in compliance in all material respects with applicable environmental laws and regulations. Although such environmental expenditures by the Company historically have not been significant, there can be no assurance that these laws and regulations will not change in the future or that the Company will not incur significant costs in the future performance of its operations. The Company is not involved in any legal proceedings concerning environmental matters and is not aware of any claims or potential liability concerning environmental matters that could have a material adverse impact on the Company's financial position, cash flows or results of operations.

    The Company's operations outside of the United States are subject to similar environmental regulations. Management believes that the Company is in material compliance with the existing environmental requirements of these foreign governmental bodies. The Company has not incurred any significant environmental costs in connection with the performance of its foreign operations; however, any regulatory changes that impose additional environmental restrictions or requirements on the Company or its customers could adversely affect the Company through increased operating costs and decreased demand for the Company's services.

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

    Debt and Liquidity Limitations.

    The Company currently has substantial indebtedness. The level of the Company's indebtedness and the Company's current level of cash flow generated from its operations (i) will make it difficult for the Company to meet its debt service requirements without refinancing its current debt or reaching an accommodation with the holders of that debt; (ii) makes it extremely difficult for the Company to obtain necessary any additional debt or equity financing for any purpose; (iii) requires that a substantial portion of the Company's available cash be dedicated to debt service and, accordingly, is not available for use in its business; (iv) limits the Company's flexibility in planning for, or reacting to, changes in its business; (v) results in the Company being more highly leveraged than most of its competitors, which places it at a competitive disadvantage in pursuing contract opportunities; and (vi) makes it more vulnerable to current business conditions in the seismic services industry.

    The Company is currently in default of certain non-financial covenants in its credit facility (the "Foothill/Elliott Credit Facility"), with Foothill Capital Corporation ("Foothill") and Elliott Associates, L.P. ("Elliott"). Accordingly, the Company has classified $17.8 million of otherwise long-term debt as current in the Company's financial statements for the fiscal year ended December 31, 2001. While Foothill has not taken any steps to accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility, it could do so at any time. Also, Foothill could refuse to advance additional amounts to the Company under the revolving credit portion of the Foothill/Elliott Credit Facility. If Foothill were to accelerate amounts due under the Foothill/Elliott Credit Facility, the trustee under the indenture for the Company's 9 3/4% Senior Notes due 2008 could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt as current in the Company's financial statements for the fiscal year ended December 31, 2001. If the maturity of any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

    The Company's ability to meet it debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. The Company has incurred significant net losses for the past three years and, given the continuing low activity level in the United States and Canada for land data seismic acquisition services, the Company expects to continue to incur net losses through 2002. While management believes there has been a recent improvement in market conditions for seismic services, especially in Latin America, access to necessary working capital to finance operations will remain limited through 2002 and may not be available at all to allow the Company to continue its operations in the ordinary course of business if the Company cannot refinance its debt, reach an accommodation with its lenders or obtain additional financing or credit support.

    There are currently no additional committed sources of financing available to the Company and no availability under its existing facilities. The Company has in the past relied on its majority stockholder, Elliott, to provide credit support and interim funding. Elliott has indicated to the Company that it will not commit to provide additional financial and credit support to the Company during 2002. Even if the Company's operating results substantially improve and cost control initiatives are successful during 2002, the Company will require additional financing to sustain its operations and meet its debt service requirements as those amounts become due. There can be no assurance that amounts that become due in 2002 can be paid or refinanced or that any additional financing can be obtained to meet the Company's needs.

    Dependence on the Oil and Gas Industry; Industry Volatility.

    The Company's business depends in large part on the conditions of the oil and gas industry and, specifically, on the capital expenditures of the Company's customers. Demand for land and transition zone seismic acquisition services remains severely depressed over levels experienced in the past. The Company is unable to predict with any certainty when and the extent to which the market for seismic services is likely to improve and, until such time, will continue to experience operating losses.

    Intense Price Competition in a Depressed Market.

    Competition among seismic contractors is intense. Competitive factors have in recent years included price, crew experience, equipment availability, technological expertise and reputation for quality and dependability. Certain of the Company's competitors operate more data acquisition crews than the Company does and have substantially greater financial and other resources. These larger and better capitalized companies enjoy an advantage over the Company in the current competitive environment for contract awards where competition is characterized principally by intense price competition.

    Risks of High Levels of Fixed Costs.

    The Company's business has high fixed costs, and downtime or low productivity due to reduced demand, weather interruptions, equipment failures or other causes could result in significant operating losses.

    Technology Risks.

    Seismic data acquisition and processing is a capital-intensive and technological business. The development of seismic data acquisition and processing equipment has been characterized by rapid technological advancements in recent years, and the Company expects this trend to continue. Manufacturers of seismic equipment may develop new systems that have competitive advantages over systems now in use that could render the Company's current equipment obsolete or require the Company to make significant capital expenditures to maintain its competitive position. Under such circumstances, there can be no assurance that the Company would have the necessary funds or be able to obtain the necessary financing required.

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

    Intense Competition.

    The Company competes in a highly competitive segment of the oil field services industry. The Company's services are sold in a highly competitive market and its revenues and earnings may be affected by the following factors:

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

    Risks of International Operations.

    The Company's international operations, which are expected to continue to contribute materially to revenues, are subject to risks inherent in doing business in foreign countries. These risks include, but are not limited to:

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

ITEM 2. PROPERTIES.

    The Company owns a 30,000 square foot building and storage yard in Houston, Texas, which serves as its corporate headquarters, and leases a 26,000 square foot building and storage yard in Brookshire, Texas, which serves as a warehouse and crew and equipment support facility. The Company also owns a staging and repair facility located on a two-acre tract in New Iberia, Louisiana. In Calgary, Alberta (Canada), the Company owns an 18,000 square foot office building and storage yard that serves as the Company's Canadian headquarters. In addition, the Company leases office, warehouse and storage space in areas throughout the world as may be required from time to time to market and support the Company's operations.

ITEM 3. LEGAL PROCEEDINGS.

    On August 18, 2000, two residents of Starr County, Texas, filed a purported class action against the Company and Millennium Seismic, Inc. "Etica Valdez and Marta G. Garza on behalf of themselves and all others similarly situated v. Grant Geophysical, Inc. and Millennium Seismic, Inc." No. DC-00-214 on the docket of the 229th Judicial District, Starr County, Texas. The lawsuit was recently amended, among other things, to substitute two new plaintiffs and add defendants. The case name has been changed accordingly: "Juan O. Villareal and Maria E. Villarreal v. Grant Geophysical, Inc., Grant Geophysical Corp., Millennium Seismic, Inc. and Seitel, Inc."

   The plaintiffs allege that the Company and Millennium Seismic, Inc. obtained geophysical information about plaintiffs' mineral estates without permission while conducting 3-D surveys in Texas. They further allege that the Company licensed that information to third parties and eventually sold it to Seitel in 2001. The plaintiffs seek unspecified damages and attorneys' fees from the Company.

   The litigation is in early stages of discovery and no dates have yet been set for a class certification hearing or trial on the merits. The Company has denied liability, believes the claims are without merit, and intends to defend vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    As of March 28, 2002, there were 14,547,055 shares of the Company's common stock, $.001 par value per share (the "Common Stock"), outstanding. See Item 12 for the number of shares of Common Stock owned by the Company's executive officers, directors and each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock. The Common Stock is not listed on any stock exchange or qualified for trading in any other market. The Company does not anticipate paying cash dividends with respect to the common stock in the future. In addition, the payment of cash dividends is currently prohibited by the indenture governing the Company's 9 3/4% Senior Notes Due 2008 and credit agreements governing the Company's other indebtedness for borrowed money. The Company is currently issuing paid-in-kind preferred stock to satisfy its dividend requirements on its 8% convertible preferred stock.

ITEM 6. SELECTED FINANCIAL DATA.

    The statement of operations and cash flow data of GGI Liquidating Corporation ("GGI") or "predecessor" presented below for the nine-month period ended September 30, 1997, is derived from the consolidated financial statements of GGI. The statement of operations data for the three-month period ended December 31, 1997 and each of the years in the four-year period ended December 31, 2001 and the balance sheet data of the Company at December 31, 1997, 1998, 1999, 2000 and 2001 are derived from the consolidated financial statements of the Company. The selected historical financial data set forth below should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                      GGI                                     GRANT
                                                 -------------  ----------------------------------------------------------------
                                                  NINE MONTHS   THREE MONTHS                     YEAR ENDED
                                                     ENDED         ENDED                         DECEMBER 31,
                                                 SEPTEMBER 30,  DECEMBER 31,   -------------------------------------------------
                                                      1997          1997          1998         1999         2000         2001
                                                 -------------  ------------   ----------   ----------   ----------   ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues .......................................  $     92,705  $     37,868   $  175,512   $   66,047   $   66,152   $   93,451 (2)
Depreciation and Amortization...................         8,432         4,594       23,809       26,147       26,916       35,735
Charge for Asset Impairments....................            --         6,369        3,762        5,028        3,299       38,507 (3)
Operating income (loss) ........................         6,794        (5,033)       6,346      (33,113)     (30,591)     (57,228)
Other income (expense) - net ...................        (5,035)       (2,624)     (10,120)     (11,404)      (6,688)      (9,058)
Loss from continuing operations ................          (425)       (5,666)      (7,698)     (45,753)     (37,622)     (67,397)
Net loss applicable to common stock ............                $     (6,143)  $   (8,138)  $  (46,049)  $  (41,926)  $  (72,217)
                                                                ============   ==========   ==========   ==========   ==========

LOSS PER COMMON SHARE - BASIC
   AND DILUTED:
   Continuing operations .......................                $      (1.18)  $     (.54)  $    (3.16)  $    (2.59)  $    (4.63)
   Dividend requirement on pay-in-kind
     preferred stock ...........................                        (.10)        (.03)        (.02)        (.29)        (.33)
                                                                ------------   ----------   ----------   ----------   ----------
   Net loss per common share ...................                $      (1.28)  $     (.57)  $    (3.18)  $    (2.88)  $    (4.96)
                                                                ============   ==========   ==========   ==========   ==========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic and diluted ...........................                       4,798       14,257       14,458       14,547       14,547

CASH FLOW DATA:
Cash provided by (used in) operating
   activities ..................................  $      4,526  $      5,386   $   17,338   $     (977)  $    9,516   $    2,032
Cash used in investing activities ..............        (6,731)      (19,715)     (32,828)     (31,495)      (2,998)      (3,269)
Cash provided by (used in) financing
   activities ..................................         1,289        15,072       16,821       27,163       (5,487)         707
Capital expenditures ...........................         4,154        12,400       23,866        9,496        3,453        4,971

BALANCE SHEET DATA:
Working capital (deficit) ......................                $     16,190   $   14,373   $   (4,929)  $   (4,448)  $  (76,194)(4)
Total assets ...................................                     155,704      166,441      149,996      109,755       45,925
Notes payable, current portion of long-term
   debt and capital lease obligations ..........                       1,158        2,522        8,247        8,230       71,276 (4)
Long-term debt, subordinated debt and
   capital lease obligations, excluding
   current portion(1) ..........................                      75,195      110,817      119,709       58,735          719 (4)

Total stockholders' equity (deficit)(1) ........                      41,992       22,002       (7,360)       9,750      (57,599)

(1) See Note 9 of Notes to Consolidated Financial Statements regarding the January 2000 exchange of $56.3 million of Senior Notes plus accrued interest therein for 389,772 shares of Convertible Preferred Stock.

(2) Includes $15 Million sale of substantial portion of the Company's multi-client data library, with ongoing rights thereto, in the southern United States (see Note 6).

(3) Charge for asset impairment related to the Company's goodwill, fixed assets, and multi-client data library (see Note 4).

(4) See Note 9 of Notes to Consolidated Financial Statements regarding the classification of the Foothill/Elliott credit facility and the 9 3/4% Senior Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company was formed in September 1997. On September 30, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of GGI as part of GGI's reorganization plan, confirmed in September 1997.

    The Company's business activities involve the performance of land and transition zone seismic data acquisition services in selected markets worldwide, including the United States, Canada, Latin America and the Far East. The Company primarily acquires seismic data on a turnkey basis for oil and gas companies, which provides a fixed fee for each project. The Company has also in the past acquired seismic data on a term basis, which provides for a periodic fee during the term of the project, and a cost-plus basis, which provides that the costs of a project, plus a percentage fee, are borne by the customer.

    In addition, in the United States and Canada, the Company has in the past acquired multi-client seismic data surveys, and remaining surveys are marketed on a non-exclusive basis to oil and gas companies.

    The Company's results are influenced by oil and gas industry capital expenditures, budgets and spending patterns. These spending patterns are affected by individual oil and gas company budgets as well as industry-wide conditions. Overcapacity in the seismic service industry continues to suppress pricing and activity levels and has materially adversely affected the Company's results of operations.

    The Company has relied on financial and credit support provided by Elliott for the past two years to supplement its cash flow and obtain third party financing. Elliott has indicated to the Company that it will not commit to provide additional financial and credit support to the Company during 2002. The Company has also experienced significant operating losses for the past three years, has operated with a working capital deficiency and there is uncertainty surrounding the sufficiency and timing of the Company's future cash flows. Although Foothill has not taken the steps to accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility, the Company is in default of certain of its non-financial obligations under the Foothill/Elliott Credit Facility. All of these factors have caused the Company's independent accountants to issue their audit report for the fiscal year ended December 31, 2001 with a "going concern" qualification. The Company cannot make any assurance that its cash flow or ability to obtain financing will allow it to continue its business in the ordinary course during 2002.

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the other financial information contained in the Company's periodic reports previously filed with the commission and incorporated herein by reference.

    The historical results of operations of the Company for the years ended December 31, 1999, 2000 and 2001 are presented below.

                              RESULTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               1999            2000            2001
                                                            ----------      ----------      ----------
                                                                          (In thousands)

Revenues ..............................................     $   66,047      $   66,152      $   93,451
Expenses:
   Direct operating expenses ..........................         54,456          52,725          67,097
   Selling, general and administrative expenses .......         13,529           9,982           9,340
   Depreciation and amortization ......................         26,147          26,916          35,735
   Cost of contractual rights purchase ................             --           3,821              --
   Charge for asset impairments .......................          5,028           3,299          38,507
                                                            ----------      ----------      ----------
         Total costs and expenses .....................         99,160          96,743         150,679
                                                            ----------      ----------      ----------
         Operating loss ...............................        (33,113)        (30,591)        (57,228)
Other income (expense):
   Interest expense, net ..............................        (12,006)         (7,557)         (6,619)
   Other ..............................................            602             869          (2,439)
                                                            ----------      ----------      ----------
         Total other expenses .........................        (11,404)         (6,688)         (9,058)
                                                            ----------      ----------      ----------
   Loss before income tax expense .....................        (44,517)        (37,279)        (66,286)
Income tax expense ....................................          1,236             343           1,111
                                                            ----------      ----------      ----------
Net loss ..............................................        (45,753)        (37,622)        (67,397)
Preferred dividends ...................................           (296)         (4,304)         (4,820)
                                                            ----------      ----------      ----------
Net loss applicable to common stock ...................     $  (46,049)     $  (41,926)     $  (72,217)
                                                            ==========      ==========      ==========

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements. The preparation of these financial statements requires the Company's management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

    The Company considers certain accounting policies to be critical policies due to the significant judgements, estimation processes and uncertainties involved for each in the preparation of its consolidated financial statements. The Company believes the following represents its critical accounting policies.

    Revenue Recognition

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

    Revenue from the licensing of multi-client data surveys is recognized upon issuance of license when the Company obtains a non-cancelable commitment from the customer.

    Revenue from the Company's data processing services is recognized as the services are performed.

    Asset Impairment

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", long-lived assets and certain identifiable intangibles are written down to their current fair value whenever events or changes in circumstances indicate that the carrying amounts of these assets are not recoverable. These events or changes in circumstances may include but are not limited to a significant change to the extent in which an asset is used, a significant decrease in the market value of the asset, or a projection or forecast that demonstrates continuing losses associated with an asset. If an impairment is determined, the asset is written down to its current fair value and a loss is recognized. In 2001, based on the Company's significant recurring losses, resizing of it's United States operations, and changes in projections of future multi-client data sales, the Company recorded charges for asset impairment on its goodwill, fixed assets and multi-client data library (see
Note 4).

    Mobilization Cost

    Transportation and other direct expenses incurred prior to commencement of geophysical operations in an area, that would not have been incurred otherwise, are deferred and amortized over either the lesser of the term of the related contract or backlog of contracts in that area, or one year. If the Company were to have a contract cancelled, any deferred amounts would have to be immediately recognized net of any recoveries from the customer.

    Goodwill

    Goodwill, representing the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. Accumulated amortization was approximately $4.7 million and $6.2 million as of December 31, 2000 and 2001, respectively. The Company assesses the recoverability of this intangible asset by determining whether the goodwill balance is expected to be recovered through undiscounted future operating cash flows of the acquired operation over the remaining estimated life of the goodwill. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflective of Grant's average cost of capital. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Based on the fourth quarter 2001 assessment, the remaining net book value of the goodwill created in the purchase of GGI's assets, previously being amortized over 30 years, the goodwill created in the acquisition of Solid State's minority interest, previously being amortized over 20 years and the goodwill created in the purchase of the remaining interest in ISI, previously being amortized over 30 years, was fully impaired in 2001 (see
Note 4).

    Foreign Exchange Gains and Losses

    The United States ("U.S.") dollar is the Company's primary functional currency in all foreign locations with the exception of its Canadian subsidiaries. Accordingly, those foreign entities (other than Canada) translate property and equipment (and related depreciation) and inventories into U.S. dollars at the exchange rate in effect at the time of their acquisition while other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. Re-measurement gains and losses are included in the determination of net income and are reflected in other income (expense). The Canadian subsidiaries use the Canadian dollar as their functional currency and translate all monetary assets and liabilities at year-end exchange rates and operating results at average exchange rates prevailing during the year. Adjustments resulting from the translation of Canadian assets and liabilities are recorded in the accumulated other comprehensive loss account in stockholders' equity.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

    Revenues. Revenues for 2001 were $93.5 million, compared with $66.2 million for 2000. The increase is primarily due to increased Latin America data acquisition revenues combined with the sale, on March 23, 2001, of a substantial portion of the Company's multi-client data library, and ongoing rights thereto, in the southern United States for $15.0 million cash.

    Revenues from United States data acquisition operations decreased $0.4 million, or 2.6%, from $15.4 million in 2000 to $15.0 million in 2001. This slight decline in data acquisition revenues is due to continued low levels of demand for seismic services in the southern United States. Backlog for United States data acquisition projects at December 31, 2001 was $0.3 million. The Company has taken measures to resize its United States operations to reduced current demand levels including reducing crew support personnel, consolidating administrative offices and support facilities and reducing overhead. The Company expects that revenues from United States data acquisition operations in 2002 will be decreased over levels experienced in 2000 and 2001. As of March 28, 2002, the Company has backlog for United States data acquisition projects of $1.2 million.

    Revenues from seismic data processing operations were $0.6 million for 2001 compared to $0.5 million for 2000. In January 2001, the Company opened a data center in Quito, Ecuador to service customer requirements in South America. In December 2001, the Company closed down its data center in Dallas, Texas and consolidated it with the Company's Houston, Texas data center.

    Revenues from Canadian data acquisition operations decreased $1.9 million, or 14.3%, from $13.3 million in 2000 to $11.4 million in 2001. During 2000, a range of one to five land seismic crews were operating in Canada compared to a range of one to four in 2001.

     The Company began its multi-client data acquisition activities in the United States and Canada during 1998. Multi-client crew operations began in the second quarter of 1998 and continued through 1999 and into 2000. During that time, 17 projects were completed in Texas, California, Wyoming and Canada covering a total of 1,648 square miles. Due to depressed demand for the Company's proprietary data in 2000, an inability to secure adequate initial customer underwriting and a lack of sufficient liquidity, the Company in the first quarter of 2000 curtailed its strategy of building a multi-client data library in the southern United States. Revenues associated with the underwritten portion of multi-client data programs are recognized as a component of the data acquisition revenues discussed above. Revenue from sales of the data library for 2001 were $20.4 million, compared to $12.6 million for 2000. On March 23, 2001, the Company completed the sale for $15.0 million cash ($15.0 million of related amortization) of a substantial portion of its multi-client data library in the southern United States, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. The Company may selectively continue adding to its remaining data library if adequate liquidity exists; however, management will be very selective in its decision to participate in projects that are not substantially underwritten by customers.

     Revenues in Latin America increased $23.9 million, or 118.3%, from $20.2 million in 2000 to $44.1 million in 2001. During 2000, a range of two to five crews operated in Latin America. During 2001, a range of two to six crews operated in Latin America. The scope and size of 2001 projects were larger than that of 2000 projects. As of March 28, 2002, there were five land acquisition seismic crews operating or mobilizing in this region.

    Revenues from the Far East decreased $2.2 million, or 52.4%, from $4.2 million in 2000 to $2.0 million in 2001. During 2000, the Company operated one crew in Indonesia for approximately six months. During 2001, the Company operated one crew in New Zealand for approximately three months.

    Expenses. Direct operating expenses for 2001 increased $14.4 million, or 27.3%, to $67.1 million (71.8% of revenues) from $52.7 million (79.6% of revenues) in 2000. The absolute increase in operating expenses is a result of increased activity levels in Latin America. The large decrease in operating expenses as a percentage of revenues from 2000 to 2001 is primarily due to the increased amount of multi-client data sale revenues, primarily due to the sale for $15.0 million cash ($15.0 million of related amortization) of a substantial portion of its multi-client data library in 2001 with the associated cost included in depreciation and amortization.

    Selling, general and administrative expenses decreased $0.7 million, or 7.0%, to $9.3 million (9.9% of revenues) in 2001 from $10.0 million (15.1% of revenues) in 2000. The absolute reduction is the result of the Company's effort beginning during the second quarter of 2000, and continued throughout 2001, to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

    Depreciation and amortization increased $8.8 million, or 32.7%, to $35.7 million in 2001 from $26.9 million for 2000. Capital expenditures were $5.0 million and $3.5 million for 2001 and 2000, respectively. The increase is due to the amortization associated with the sale of a substantial portion of the Company's multi-client data library, and ongoing rights thereto, in the southern United States for $15.0 million cash.

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

    The Company recorded charges for asset impairment of $38.5 million and $3.3 million for 2001 and 2000, respectively. The 2001 charge was related to: 1.) an impairment recognized on the Company's goodwill of $31.3 million due to revised estimates of future operating cash flows due to depressed exploration activity resulting in decreased demand for the Company's data acquisition and data processing services in the United States and Canada and 2.) a charge of $7.2 million to impair certain of the Company's fixed assets due primarily to technological obsolescence and reductions in demand for services in the United States as well as a charge to reduce the carrying value of the Company's multi-client data library to net realizable value based on revised future licensing prospects for such data in view of the ongoing reduced demand for multi-client data in general and the Company's recent sales experience for such data. Triggering events requiring the assessments include significant recurring losses and the Company's decision to resize its United States operations to reduced current demand levels. The 2000 charge was made to reduce the carrying value of the Company's multi-client data library to net realizable value, based on revised future licensing prospects for such data in view of the ongoing reduced demand for multi-client data in general and the Company's recent sales experience for such data. The impairment provision during the quarter ended December 31, 2000 included approximately $2.5 million of book loss that would have resulted from the March 2001 data sale for $15.0 million discussed above. On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey.

    Other Income (Expenses). Interest expense, net, decreased $1.0 million from $7.6 million in 2000 to $6.6 million in 2001. The decrease is primarily due to Elliott Associates, L.P. ("Elliott") and Elliott International, L.P. (formerly known as Westgate International, L.P.) ("Elliott International") exchanging $56,320,000 of 9 3/4% Senior Notes for Convertible Preferred Stock on January 19, 2000. Additionally contributing to the decrease were decreased interest rates in 2001, reducing interest expense on the Company's variable rate debt.

    Tax Provision. The income tax provision consisted of income taxes in foreign countries for 2000 and 2001. No benefit for United States federal or Canadian income tax loss carry-forwards was recorded in either period, given the uncertainty of realization of such tax benefits.

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

    Revenues from United States data acquisition operations decreased $12.9 million, or 45.6%, from $28.3 million in 1999 to $15.4 million in 2000. This decrease was attributable to the Company operating two to four contract seismic data acquisition crews from time to time in the United States during 1999, compared with one to three crews in 2000. This sharp decline in data acquisition revenues is due to reduced demand for seismic services discussed above. Backlog for United States data acquisition projects at December 31, 2000 was $0.3 million.

    Revenues from seismic data processing operations were $0.5 million for 2000 compared to $1.5 million for 1999. The Company operated seismic data processing centers during 1999 in Midland, Dallas and Houston, Texas. These centers processed both third-party and Company-owned multi-client data. In January 2000, the Company completed the consolidation of its Midland center with operations in the Houston seismic data processing center. The significant decline in revenues from 1999 to 2000 is primarily due to reduced data acquisition activities in the United States. In January 2001, the Company opened a data center in Quito, Ecuador to service customer requirements in South America.

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

    The Company began its multi-client data acquisition activities in the United States and Canada during 1998. Multi-client crew operations began in the second quarter of 1998 and continued through 1999 and into 2000. During that time, 17 projects were completed in Texas, California, Wyoming and Canada covering a total of 1,648 square miles. There were 1,027 square miles completed in 1999. The cost of these projects was $41.3 million with approximately $18.4 million, or 44.5%, underwritten by third parties. There were 122 square miles completed in 2000. The cost of 2000 projects was $ 3.8 million with $2.9 million, or 76%, underwritten by a third party. Due to depressed demand for the Company's proprietary data in 2000, an inability to secure adequate initial customer underwriting and a lack of sufficient liquidity, the Company in the first quarter of 2000 curtailed its strategy of building a multi-client data library in the southern United States. Revenues associated with the underwritten portion of multi-client data programs are recognized as a component of the data acquisition revenues discussed above. Revenue from sales of the data library for 2000 were $12.6 million, compared to only $3.5 million for 1999. On March 23, 2001, the Company completed the sale for $15 million cash of a substantial portion of its multi-client data library in the southern United States, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. The Company may selectively add to its remaining data library; however, management will be very selective in its decision to participate in projects only partially funded by customers.

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

    Depreciation and amortization increased $0.8 million, or 3.0%, to $26.9 million in 2000 from $26.1 million for 1999. Capital expenditures were $3.5 million and $9.5 million for 2000 and 1999, respectively.

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

    The Company recorded charges for asset impairment of $3.3 million and $5.0 million for 2000 and 1999, respectively. The 2000 and 1999 charges were made to reduce the carrying value of the Company's multi-client data library to net realizable value, based on revised future licensing prospects for such data in view of the ongoing reduced demand for multi-client date in general and the Company's recent sales experience for such data. The impairment provision during the quarter ended December 31, 2000 included approximately $2.5 million of book loss that would have resulted from the March 2001 data sale for $15 million discussed above. On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey.

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

LIQUIDITY AND CAPITAL RESOURCES

    The liquidity of the Company should be considered in light of the cyclical nature of demand for land and transition zone seismic services. These fluctuations have rapidly impacted the Company's liquidity as supply and demand factors directly affect pricing.

    The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. While management believes there has been a recent improvement in market conditions for seismic services, especially in Latin America, funds to finance operations are expected to remain limited through 2002 and may not permit the Company to continue its operations in the ordinary course. As previously discussed, the Company has in the past relied on its majority stockholder, Elliott, to provide credit support and interim funding. Through April 15, 2002, $11.7 million of working capital has been provided to the Company by Elliott in the form of a factoring arrangement for certain foreign receivables, which represents the maximum amount allowed under the agreement (see Note 9).

    The Company is currently in default of certain non-financial covenants in its credit facility (the "Foothill/Elliott Credit Facility"), with Foothill Capital Corporation ("Foothill") and Elliott. Accordingly, the Company has classified $17.8 million of otherwise long-term debt as current in the Company's financial statements for the fiscal year ended December 31, 2001. While
Foothill has not taken any steps to accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility, it could do so at any time. Also, Foothill could refuse to advance additional amounts to the Company under the revolving credit portion of the Foothill/Elliott Credit Facility. If Foothill were to accelerate amounts due under the Foothill/Elliott Credit Facility, the trustee under the indenture for the Company's 9 3/4% Senior Notes due 2008 could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt as current in the Company's financial statements for the fiscal year ended December 31, 2001. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

    There are currently no additional committed sources of financing available to the Company and no availability under existing facilities. Even if business conditions substantially improve and cost control initiatives are successful during 2002, the Company will require substantial cash flow to continue operations on a satisfactory basis, fund capital expenditures and meet its principal and interest requirements with respect to the 9 3/4% Senior Notes, Foothill/Elliott Credit Facility and other indebtedness as those amounts become due.

    Management is currently negotiating with Elliott and Foothill to obtain waivers to loan covenants and to provide additional financing to fund its operations through 2002. However, there can be no assurance that additional financing commitments or waivers to loan covenants can be obtained or that the terms of financing arrangements will be acceptable and the amounts will be sufficient to meet the company's needs. Additionally, the Company has taken measures to reduce costs through consolidation of certain locations, resizing its United States operations to reduced current demand levels, and reductions in overhead personnel. Should such measures be unsuccessful, and should the Company not receive waivers from Foothill or get additional support from Elliott, there would be substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of those uncertainties.

    The Company's ongoing capital requirements arise primarily from its need to service debt, fund cash requirements primarily to support its international projects and to acquire, maintain or improve equipment. During 2001, $2.0 million was provided by operating activities, a significant decrease from last year when the Company generated $9.5 million from operating activities. This decrease in funds generated from operating activities was principally due to a $5.8 million increase in accounts payable and a $5.2 million increase in accounts receivable, primarily related to Latin American operations. During 2001, $0.7 million was provided by financing activities. This compares to 2000 when $5.5 million was used in financing activities, which was due to a $5.0 million net reduction of debt. During 2001, $3.3 million was used in investing activities, primarily due to $5.0 million of capital expenditures, $1.9 million of which is financed and will be paid in 2002 and beyond. This compares to $3.0 million used in investing activities in 2000, which was due principally to $4.2 million used to fund capital expenditures and multi-client data acquisitions, offset in part by $1.1 million of asset sales.

    The Company has incurred significant operating losses during each of the past three years and has operated with working capital deficits during this period. As a result, the Company's capital requirements during 2001 were funded primarily through $4.9 million in funds provided by Elliott pursuant to a depository agreement and a factoring arrangement, the $15.0 million cash sale of a substantial portion of the Company's multi-client data library in the southern United States, and close management of the Company's accounts receivable and payables.

    The Company will need to attain profitable operating levels in order to provide sufficient cash flow to service its debt, maintain its operations and fund capital expenditures. While the Company reduced its 2001 operating loss before giving effect to non-cash charges, the overcapacity in the seismic service industry and the Company's increasing reliance on international operations, will require that the Company continue to closely manage its available cash resources. Because of the high costs associated with equipping and operating crews outside of North America and the time generally required to process billings and receive payments, the Company expects to require significant amounts of liquidity to support its international projects.

    In 2001, Elliott advanced approximately $4.9 million to the Company through a depository agreement and a factoring arrangement, as discussed below, and as of December 31, 2001, $4.0 million remained outstanding. Already in 2002, Elliott has advanced an additional $7.7 million to the Company under the factoring arrangement representing the maximum advance allowed under this arrangement. The depository agreement was initially entered into by Elliott and the Company in November 2000, when Elliott made cash deposits aggregating $1.0 million with the Company to be applied toward the purchase of an undivided mineral interest and related seismic data in a prospect developed by the Company during 2000. In January 2001, this depository agreement was amended to increase the amount to $1.9 million, which has been retired in its entirety as discussed below. In August 2001, Elliott and the Company entered into a factoring arrangement for certain foreign receivables, when Elliott advanced $4.0 million to the Company, which remained outstanding at December 31, 2001. At March 28, 2002, the amount outstanding under this arrangement was $11.7 million and all amounts become due and payable on September 30, 2002. The Company does not expect to be able to retire these amounts from its operating cash flows. In order to avoid a default under this agreement, the Company will either need to reach an accommodation with Elliott about the payment of these amounts or obtain additional financing to refinance the amount payable to Elliott.

    In March 2001, the Company sold a substantial portion of its multi-client data library in the southern United States to a third party seismic data broker for $15.0 million. The sales proceeds from the March 2001 sale were used to retire $9.4 million cash advanced by Elliott in 2000 and 2001, including $1.9 million advanced under the depository agreement, plus accrued preferred return thereon with the balance used to reduce outstanding borrowings under the Credit Facility. Subsequent to the sale, the Company wrote down the remaining portion of its multi-client data library to $0.6 million. As a result, the Company does not expect that any additional potential sales of its multi-client data library will result in significant amounts of proceeds that can fund operating activities.

    Capital expenditures for 2001 were approximately $5.0 million and were used primarily to upgrade and expand the Company's seismic data acquisition and recording equipment. The Company's 2002 business plan contemplates up to $8.3 million of capital expenditures primarily to upgrade and replace seismic data acquisition and recording equipment. Actual capital expenditures will, however, be limited to an amount that can be funded from available cash and any equipment financing provided by manufacturers.

    In 2001, the Company also spent approximately $0.4 million on multi-client data acquisition projects. Initial customer commitments for those projects were 59% of the project costs in 2001. The Company no longer expects to participate in multi-client data projects where customers do not underwrite substantially all of the project. Any multi-client acquisition projects will only be undertaken to the extent the Company has adequate liquidity to service its debt and fund its other customer projects.

    As of December 31, 2001, the Company's had approximately $72.0 million of indebtedness consisting of $43.5 million principal amount of the Senior Notes, $20.8 million outstanding borrowings under its credit facility (the "Credit Facility") with Foothill Capital Corporation and Elliott, $4.0 million payable under the Elliott factoring arrangement and $3.7 million of loans and capitalized leases primarily incurred to fund capital expenditures. The following table summarizes the Company's payment obligations with respect to these long-term liabilities as well as the Company's operating leases over the next five years (dollars in thousands):

                                              2002       2003    2004    2005   2006   Thereafter
                                            -------      ----    ----    ----   ----   ----------
    Notes payable, long-term debt and
      capital lease obligations............ $71,276(1)   $408    $244    $ 63   $  4      $ --
    Operating Leases.......................     496       111      32      --     --        --
                                            -------      ----    ----    ----   ----      ----
                                            $71,772      $519    $276    $ 63   $  4      $ --
                                            =======      ====    ====    ====   ====      ====

    --------------
    (1) See Note 9 of Notes to Consolidated Financial Statements regarding the classification of the Foothill/Elliott credit facility and the 9 3/4% Senior Notes.

    The Company has approximately $134.0 million of debt and preferred stock outstanding at December 31, 2001. Currently, the Company's highly leveraged capital structure negatively impacts and will continue to negatively impact its profitability and operating cash flow. If the Company is not able to significantly improve its operations or obtain additional financing, either from Elliott or other sources, a financial restructuring will be required to allow the Company to be a viable entity on a long-term basis.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative financial instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value, with changes in fair value recognized currently in earnings. On July 7, 1999, the FASB delayed the effective date of SFAS No. 133 for one year. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. SFAS No. 133, as revised by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001. Adoption of this statement did not result in a material impact on the Company's financial position, results of operations or cash flows.

    On December 3, 1999, the United States Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted the provisions of SAB No. 101 on January 1, 2000. Adoption of this statement did not result in a material impact or change to the Company's revenue recognition policies.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 141, "Business Combinations," that requires all business combinations initiated after June 30, 2001 to be accounted for as purchases. The Company adopted SFAS No. 141 as required on July 1, 2001. The adoption did not have a material impact on the Company's financial position or results of operations.

   In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," requiring that all intangible assets without a contractual life no longer be amortized but reviewed annually, or as warranted by triggering events, for impairment in accordance with specific determination and measurement provisions. The Company has adopted SFAS No. 142 when required to do so on January 1, 2002; however, goodwill and intangible assets acquired subsequent to June 30, 2001, were subject immediately to the provisions of this standard. The Company's amortization expense related to goodwill for the year ending December 31, 2001 was $1.5 million. Due to impairments recorded in 2001, the Company has no remaining goodwill at December 31, 2001.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and the interim periods within. The Company has adopted SFAS No. 144 on January 1, 2002 and does not believe that the adoption of SFAS No. 144 will have a material impact on it's financial position, results of operations or cash flows.

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

    The Company estimates that if prevailing market interest rates had been ten percent higher throughout 2000 and 2001, and all other factors affecting the Company's debt remained the same, the operating losses before taxes would have been increased by $0.5 million in 2000 and in 2001. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher at year-end 2001, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $2.7 million at December 31, 2001. Given the composition of the Company's debt structure, the Company does not hedge its interest rate risk.

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

    The Company's operating results were negatively impacted by foreign exchange loss of approximately $1,600,000 and positively impacted by foreign exchange gains of approximately $48,000 and $351,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The name, age and current principal position of each director and executive officer of the Company at April 26, 2002 are as follows:

                               NAME                      AGE             POSITION
                               ----                      ---             --------
         James Devine ...............................     43   Chairman of the Board
         Richard F. Miles ...........................     53   President, Chief Executive Officer
                                                                 and Director
         Russell P. Dueck ...........................     42   Chief Financial Officer
         Narciso M. Chiquillo .......................     53   Vice President - Latin America
         William H. Freeman .........................     53   Treasurer
         Jonathan D. Pollock ........................     38   Director

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

    James Devine has served as a director of the Company and Chairman of the Board since December 2000. Mr. Devine has been a commercial consultant to the oil and gas industry since 1996. He served as Corporate Vice President and General Counsel of Colflexip Stena Offshore Group, S.A. from 1994 to 1996. Mr. Devine has served as Chairman of the Board of Directors of Horizon Offshore, Inc., an offshore marine construction company, since October 1999.

    Richard F. Miles has served as President, Chief Executive Officer (CEO) and director of the Company since February 2001. Mr. Miles served as Executive Vice President of Sercel Inc. from December 15, 1999 until January of 2001 after GeoScience/Syntron was merged with CGG/Sercel. Prior to the merger, Mr. Miles was Chairman, President and CEO of Syntron, Inc., which he joined in January 1990. Syntron was a provider of geophysical acquisition equipment, and a subsidiary of GeoScience, of which Mr. Miles was also President and CEO from its formation in 1996 until the merger in December 1999. GeoScience, with its other subsidiaries, Cogniseis and Symtronix, provided data loading, formatting services and data processing and interpretation software for the oil exploration industry. Prior to 1990, Mr. Miles was involved in seismic data acquisition and processing in various management positions with continually increasing positions of responsibility.

    Russell P. Dueck has served as Chief Financial Officer of the Company since February 2002. For the past 6 years, Mr. Dueck has been employed by the Company's subsidiary, Solid State Geophysical, in various management positions, most recently as Vice President - Finance. Prior to joining Solid State, Mr. Dueck was employed in the upstream, downstream and marketing areas of the oil & gas industry in Calgary. Mr. Dueck is a Certified Management Accountant in Canada.

    Narciso M. Chiquillo has served as Vice President - Latin America since August 1999. For the previous 10 years, Mr. Chiquillo was employed with the Company with varying levels of increasing management responsibility for Latin American operations.

    William H. Freeman has served as Treasurer since February 2000. For the previous 6 years, Mr. Freeman was employed by the Company in various financial management positions of increasing responsibility. He was an Area Controller for Halliburton Geophysical prior to joining Grant. Mr. Freeman is a Certified Public Accountant.

    Jonathan D. Pollock has served as a director of the Company since September 30, 1997 and as Chairman of its Board of Directors from September 1997 until April 1998. Mr. Pollock has served for more than five years as a Portfolio Manager with Elliott Management Corporation. Mr. Pollock is also a director of Prime Natural Resources, Inc., a director of Horizon Offshore, Inc., and Chairman of the Board of Odyssea Marine, Inc.

    ITEM 11. EXECUTIVE COMPENSATION.

    The following table summarizes information concerning the compensation of the Company's Chief Executive Officer and all other executive officers for 2001 (the "Named Executive Officers"). No bonuses or restricted stock awards were awarded for 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                              ANNUAL COMPENSATION           COMPENSATION
                                                      -----------------------------------   ------------
                      NAME AND                                               OTHER ANNUAL     OPTIONS       ALL OTHER
                 PRINCIPAL POSITION                   YEAR       SALARY      COMPENSATION      AWARDS      COMPENSATION
                 ------------------                   ----     ----------    ------------    ----------    ------------
     Richard F. Miles(1) ........................     2001     $  225,961             --        500,000             --
        President and Chief Executive Officer

     Thomas L. Easley(2) ........................     2001     $  225,000             --             --             --
        Executive Vice President - Finance and        2000     $  203,942             --        400,000             --
        Administration

     Narciso M. Chiquillo .......................     2001     $  126,839             --         34,000             --
        Vice President, Latin America                 2000     $  115,511             --         20,000             --
                                                      1999     $   89,564             --             --             --

     William H. Freeman .........................     2001     $  115,000             --             --             --
        Treasurer                                     2000     $  109,055             --         20,000             --
                                                      1999     $   80,136             --             --             --

----------

(1) Mr. Miles' employment as President and Chief Executive Officer began in February 2001.

(2) Mr. Easley's employment as Executive Vice President - Finance and Administration began in February 2000 and terminated in February 2002.

    The following table sets forth additional information with respect to stock options granted in 2001 under the Company's Incentive Plan to the Named Executive Officers. No stock appreciation rights were granted in 2001.

                              OPTION GRANTS IN 2001

                                         INDIVIDUAL GRANTS
                              -----------------------------------------                   POTENTIAL REALIZABLE VALUE AT
                                            % OF TOTAL                                    ASSUMED ANNUAL RATES OF STOCK
                                             OPTIONS                                          PRICE APPRECIATION FOR
                                            GRANTED TO      EXERCISE OR                             OPTION TERM
                               OPTIONS     EMPLOYEES IN      BASE PRICE                   -----------------------------
        NAME                   GRANTED      FISCAL YEAR        ($/SH)    EXPIRATION DATE       5%                10%
        ----                  ----------   ------------     -----------  ---------------   ----------        ----------
Richard F. Miles ........        500,000             39%           2.00      6/30/2006     $  276,000        $  611,000
Narciso M. Chiquillo ....         34,000              3%           2.00      6/30/2006         19,000            42,000

    The following table sets forth information with respect to the unexercised options to purchase shares of common stock which were granted in 2001 or a prior year under the Company's 1997 Equity and Performance Incentive Plan to the Named Executive Officers and held by them at December 31, 2001. None of the Named Executive Officers exercised any stock options during 2001.

                       AGGREGATED OPTION EXERCISES IN 2001
                         AND 2001 YEAR-END OPTION VALUES

                                                                                   VALUE OF UNEXERCISED
                                             NUMBER OF UNEXERCISED                 IN-THE-MONEY OPTIONS
                                              OPTIONS AT YEAR-END                      AT YEAR-END(1)
                                       --------------------------------        -----------------------------
                  NAME                 EXERCISABLE        UNEXERCISABLE        EXERCISABLE     UNEXERCISABLE
                  ----                 ------------       -------------        ------------    -------------
         Richard F. Miles ........               --             500,000        $         --     $         --
         Thomas L. Easley ........          133,333(2)          266,667(2)               --               --
         Narciso M. Chiquillo ....           27,667              47,333                  --               --
         William H. Freeman ......           11,767              13,333                  --               --

----------

(1) There is no trading market for the Common Stock.

(2) Options have lapsed pursuant to terms of Plan due to termination.

EMPLOYMENT AGREEMENTS

    Effective February 7, 2000, the Company entered into an employment agreement with Thomas L. Easley, pursuant to which Mr. Easley agreed to serve as Executive Vice President -- Finance & Administration of the Company. Mr. Easley's employment agreement had an initial term through February 7, 2002, and provided for an annual base salary of $225,000. Mr. Easley also agreed not to compete against the Company throughout the term of his employment and for two years thereafter, and not to disclose any confidential information during and after the term of his employment. Mr. Easley's employment terminated in February 2002 and the Company has satisfied its obligation under the employment agreement by making payments to Mr. Easley through the initial term of the agreement.

    Effective February 5, 2001, the Company retained Richard F. Miles to serve as President and Chief Executive Officer of the Company for an annual base salary of $250,000. The Company entered into an agreement effective August 1, 2001 with Mr. Miles. The agreement has an initial term through July 31, 2004 provided, however, that on August 1 of each year, commencing August 1, 2003, the agreement is automatically renewed for successive one-year periods unless either party provides the other with written notice of non-renewal prior to June 30 of that year. Mr. Miles also agreed not to compete against the Company throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment.

1997 EQUITY AND PERFORMANCE INCENTIVE PLAN

    The 1997 Equity and Performance Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors and approved by Grant's stockholders in December 1997. The Incentive Plan currently provides for issuance of 2,750,000 shares. The Incentive Plan provides for the grant to officers (including officers who are also directors), employees, consultants and non-employee directors of Grant and its subsidiaries. These individuals may be granted awards of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, non-statutory stock options, stock appreciation rights and restricted shares and deferred shares of Grant common stock.

    The Board of Directors, or a committee of the Board of Directors consisting of at least two non-employee directors, is required to administer the Incentive Plan. The Board of Directors currently administers the Incentive Plan and decides to whom awards may be granted, the type of award to be granted and determine, as applicable, the number of shares to be subject to each award, the exercise price and the vesting. In making such determinations, the Board of Directors will take into account the employee's present and potential contributions to the Company's success and other relevant factors. As of December 31, 2001, the Board of Directors had granted outstanding awards covering 2,342,400 shares. In addition, as of March 28, 2002, a total of 57,000 restricted shares (36,000 in 1998, 18,000 in 1999, and 3,000 in 2000) were granted to non-employee directors, with 54,000 of such shares being unrestricted, subject to the satisfaction of conditions set forth under the Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock at March 28, 2002 by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of the Common Stock, (ii) each current director and executive officer and (iii) all current executive officers and directors as a group, including persons deemed to share voting and investment power.

                                                                                  AMOUNT
                                                                                    AND            PERCENT
                                                                                 NATURE OF            OF
                                                                                 BENEFICIAL         COMMON
                              NAME OF BENEFICIAL OWNER                           OWNERSHIP          STOCK
                              ------------------------                          ------------     ------------
         Elliott Associates, L.P.(1) ......................................       19,664,487(3)          54.1%
         Elliott International, L.P.(2) ...................................       13,735,559(4)          37.8%
         Richard F. Miles .................................................               --                *
         Russell P. Dueck .................................................               --                *
         Narciso Chiquillo ................................................           27,667                *
         William H. Freeman ...............................................           11,767                *
         Jonathan D. Pollock ..............................................            9,000                *
         Donald G. Russell ................................................            9,000                *
         James Devine .....................................................               --                *
         All executive officers and directors as a group (7 persons) ......           57,434                *

----------

* Less than 1%.

(1) Paul E. Singer and Elliott Capital Advisors L.P., which is controlled by Mr. Singer, are the general partners of Elliott. The business address of Elliott is 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(2) Hambledon, Inc., which is controlled by Mr. Singer, is the sole general partner of Elliott International. Elliott Capital Advisors, Inc., which is controlled by Mr. Singer, is the investment manager for Elliott International. Hambledon, Inc. and Elliott Capital Advisors expressly disclaim beneficial ownership of any shares of Common Stock. The business address of Elliott International is c/o Midland Bank Trust Corporation (Cayman) Limited, P.O. Box 1109, Mary Street, Grand Cayman, Cayman Islands, British West Indies.

(3) Includes 13,242,834 shares that could be obtained through conversion of its 397,285 shares of 8% convertible preferred stock.

(4) Includes 7,431,067 shares that could be obtained through conversion of its 222,932 shares of 8% convertible preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On March 22, 2001, the Company completed modification of the Loan and Security Agreement with Foothill and Elliott whereby the credit facility was modified and extended through May 11, 2005. On June 28, 2001, the Company completed further modifications to the Foothill/Elliott Credit Facility whereby the credit facility was decreased from $29.0 million to $28.0 million by means of decreasing the original commitment under the term loan. The original term loan of $11.5 million, which had been reduced through periodic payments to $6.1 million, was increased to an outstanding balance of $10.5 million. Additional modifications were made to the agreement to revise the payback period on the Foothill term loan. Under the amended agreement, the final principal payment on the term loan will be made in January 2005. At December 31, 2001, $7.5 million and $9.3 million were outstanding under the Elliott term loan and the Foothill term loan, respectively, and $4.1 million was outstanding under the Foothill revolving credit line. Based on the Company's borrowing base at December 31, 2001, these amounts represent the maximum amount then allowable at such date under the respective facilities.

    In August 2000, the Company entered into an agreement with Elliott to assign, from time to time, a net revenue interest in certain geological and geophysical data included in the U.S. multi-client data library for an amount up to $7.5 million. Proceeds from net revenue interest sales, together with a computed preferred return of 1% per month are payable from future sales of multi-client data. In November 2000, the Company entered into a depository agreement with Elliott whereby Elliott made cash deposits aggregating $1,000,000 with an amendment in January 2001 to increase the amount to $1,850,000 with the Company to be applied toward the purchase of an undivided mineral interest and related seismic data in a prospect developed by the Company during 2000. These obligations were fully paid on March 23, 2001 from a portion of the proceeds from the sale of a substantial portion of the Company's multi-client data library in the southern United States.

    On August 3, 2001, the Company completed an agreement with Elliott International, L.P. for the sale, with recourse retained, of certain of its foreign accounts receivable. The agreement allows the Company to sell, at its election, both billed and unbilled receivables arising out of data acquisition and processing services rendered by Grant's branch operations in Ecuador and Colombia. The maximum amount available for Elliott International L.P. to purchase was $4.0 million and the agreement extended through February 2002, with all repayments to Elliott required by that time. As of December 31, 2001, the company's obligation under the agreement was $4.0 million. The agreement was amended on January 7, 2002 to increase the maximum amount available under the agreement to $5.25 million and to extend the agreement through September 30, 2002 with all payments required by that time.

Additional amendments were completed February 5, 2002, March 5, 2002 and March 21, 2002 to increase the maximum amount available under the agreement to $7.5 million, $10.9 million, and $11.7 million, respectively. Additionally, the March 21, 2002 amendment expanded the scope of the agreement to include receivables for all of the Company's South American locations (see Note 21). As of March 28, 2002, $11.7 million was outstanding under the agreement.

    During 2001, the Company performed data acquisition and processing services for an affiliated oil and gas exploration and production company, Prime Natural Resources, Inc. Revenues for these services were approximately $1.5 million for 2001 and related accounts receivables outstanding at December 31, 2001 was $0.2 million. In 2001, the Company sold a license in one of its multi-client data library surveys to Prime Natural Resources, Inc. for $0.2 million. Management of the Company believes such operations were conducted under terms and conditions at least as favorable to the Company as could have been obtained from third-party customers.

    During 2001, payment in kind stock dividends aggregating 30,254 shares and 16,977 shares of Convertible Preferred Stock were issued to Elliott and Elliott International, respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements are filed as part of this report:

1.       Financial Statements

                                                                                                     PAGE
                                                                                                     ----
         Reports of Independent Public Accountants ..............................................     26
                                                                                                      27
         Consolidated Balance Sheets as of December 31, 2000 and 2001 ...........................     28
         Consolidated Statements of Operations for the years ended December 31, 1999, 2000
              and 2001 ..........................................................................     29
         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
              December 31, 1999, 2000 and 2001 ..................................................     30
         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000
              and 2001 ..........................................................................     31
         Notes to Consolidated Financial Statements .............................................     32
         Supplementary Financial Information - Quarterly Data ...................................     49

    2. Financial Statement Schedules

    Other schedules have not been included because they are not applicable, immaterial or the information has been included in the financial statements or notes thereto.

    3. Exhibits

    See Index to Exhibits on page 50. The Company will furnish to any eligible stockholder, upon written request, a copy of any exhibit listed, upon payment of a reasonable fee equal to our expenses in furnishing such exhibit.

(b) Reports on Form 8-K:

        None

    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of May 2002.

                                GRANT GEOPHYSICAL, INC.

                                By:             /s/ RICHARD F. MILES
                                    --------------------------------------------
                                                  Richard F. Miles
                                        President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of May 2002.

                       SIGNATURE                                                    TITLE
                       ---------                                                    -----

                 /s/ RICHARD F. MILES                          President, Chief Executive Officer and Director
-----------------------------------------------------          (Principal Executive Officer)
                   Richard F. Miles

                                                               Chief Financial Officer
                 /s/  RUSSELL P. DUECK                         (Principal Financial Officer)
-----------------------------------------------------
                    Russell P. Dueck


                 /s/  SCOTT A. MCCURDY                         Controller (Principal Accounting Officer)
-----------------------------------------------------
                   Scott A. McCurdy


                   /s/  JAMES DEVINE                           Chairman of the Board and Director
-----------------------------------------------------
                     James Devine


               /s/  JONATHAN D. POLLOCK                        Director
-----------------------------------------------------
                  Jonathan D. Pollock

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Grant Geophysical, Inc.:

    We have audited the accompanying consolidated balance sheets of Grant Geophysical, Inc. and subsidiaries (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grant Geophysical, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses for the past several years and these losses are continuing into 2002. Additionally, the Company has a stockholders' deficit, negative working capital and is currently in default of certain non-financial covenants with respect to its Foothill/Elliott Credit Facility. There are no additional commitments to provide financing in place at this time. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Arthur Andersen LLP

Houston, Texas
May 3, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Grant Geophysical, Inc.

    In our opinion, the accompanying consolidated statements of operations, of stockholders' equity (deficit) and of cash flows for the year ended December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of Grant Geophysical, Inc. and its subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 29, 2000

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                                    DECEMBER 31,
                                                                                             --------------------------
                                                                                                2000            2001
                                                                                             ----------      ----------
                                               ASSETS

Current assets:
  Cash and cash equivalents ............................................................     $    3,654      $    2,471
  Restricted cash ......................................................................             17              17
  Accounts receivable:
    Trade (net of allowance for doubtful accounts of $461 and $790 at
      December 31, 2000 and 2001, respectively) ........................................          8,971          14,142
    Other ..............................................................................          2,338           3,696
  Multi-client data library held for sale ..............................................         16,678              --
  Inventories ..........................................................................            425             447
  Prepaids .............................................................................          1,040           2,146
  Work in process ......................................................................          1,130           1,511
                                                                                             ----------      ----------
        Total current assets ...........................................................         34,253          24,430
Property, plant and equipment:
  Land .................................................................................            415             392
  Buildings and improvements ...........................................................          1,959           1,587
  Plant facilities and store fixtures ..................................................          1,384           1,308
  Machinery and equipment ..............................................................         92,670          92,136
                                                                                             ----------      ----------
        Total property, plant and equipment ............................................         96,428          95,423
  Less accumulated depreciation ........................................................         59,226          76,370
                                                                                             ----------      ----------
        Net property, plant and equipment ..............................................         37,202          19,053
Multi-client data library - non current, net ...........................................          2,768             599
Goodwill, net ..........................................................................         33,364              --
Other assets ...........................................................................          2,168           1,843
                                                                                             ----------      ----------
        Total assets ...................................................................     $  109,755      $   45,925
                                                                                             ==========      ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable, current portion of long-term debt and capital lease obligations .......     $   10,924      $   63,776
  Term loan - affiliate ................................................................             --           7,500
  Accounts payable .....................................................................          6,592          12,471
  Accrued expenses .....................................................................          6,207           9,402
  Accrued interest .....................................................................          1,743           1,854
  Advanced data sale liability .........................................................          8,767              --
  Unearned revenue - current ...........................................................          4,129           4,349
  Foreign income taxes payable .........................................................            339           1,272
                                                                                             ----------      ----------
        Total current liabilities ......................................................         38,701         100,624
Term loan - affiliate ..................................................................          7,500             --
Long-term debt and capital lease obligations ...........................................         51,235             719
Unearned revenue - non current .........................................................            782             782
Other liabilities and deferred credits .................................................          1,787           1,399
Commitments and contingencies ..........................................................             --              --
Stockholders' equity (deficit):
Preferred stock, $.001 par value. Authorized 1,000,000 shares
  8% convertible preferred series, liquidation value $100 per share; issued and
    outstanding 573,161 and 620,408 at December 31, 2000 and 2001, respectively ........         57,316          62,041
Common stock, $.001 par value. Authorized 50,000,000 shares; issued and
    outstanding 14,547,055 shares at December 31, 2000 and 2001 ........................             15              15
Additional paid-in capital .............................................................         58,867          58,867
Accumulated deficit ....................................................................       (104,072)       (176,194)
Accumulated other comprehensive loss ...................................................         (2,376)         (2,328)
                                                                                             ----------      ----------
        Total stockholders' equity (deficit) ...........................................          9,750         (57,599)
                                                                                             ----------      ----------
        Total liabilities and stockholders' equity (deficit) ...........................     $  109,755      $   45,925
                                                                                             ==========      ==========

          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------------
                                                                             1999            2000            2001
                                                                          ----------      ----------      ----------

         Revenues ...................................................     $   66,047      $   66,152      $   93,451
         Expenses:
           Direct operating expenses ................................         54,456          52,725          67,097
           Selling, general and administrative expenses .............         13,529           9,982           9,340
           Depreciation and amortization ............................         26,147          26,916          35,735
           Cost of contractual rights purchase ......................             --           3,821              --
           Charge for asset impairments .............................          5,028           3,299          38,507
                                                                          ----------      ----------      ----------
                   Total costs and expenses .........................         99,160          96,743         150,679
                                                                          ----------      ----------      ----------
                   Operating loss ...................................        (33,113)        (30,591)        (57,228)
         Other income (expense):
           Interest expense .........................................        (12,572)         (7,953)         (6,725)
           Interest income ..........................................            566             396             106
           Other ....................................................            602             869          (2,439)
                                                                          ----------      ----------      ----------
                   Total other expense ..............................        (11,404)         (6,688)         (9,058)
                                                                          ----------      ----------      ----------
                   Loss before income tax expense ...................        (44,517)        (37,279)        (66,286)
         Income tax expense .........................................          1,236             343           1,111
                                                                          ----------      ----------      ----------
                   Net loss .........................................        (45,753)        (37,622)        (67,397)
         Preferred dividends ........................................           (296)         (4,304)         (4,820)
                                                                          ----------      ----------      ----------
                   Net loss applicable to common stock ..............     $  (46,049)     $  (41,926)     $  (72,217)
                                                                          ==========      ==========      ==========
         LOSS PER COMMON SHARE -- BASIC AND DILUTED:
         Net loss ...................................................     $    (3.16)     $    (2.59)     $    (4.63)
         Dividend requirement on pay-in-kind preferred stock ........           (.02)           (.29)           (.33)
                                                                          ----------      ----------      ----------
         Net loss per common share ..................................     $    (3.18)     $    (2.88)     $    (4.96)
                                                                          ==========      ==========      ==========

           See accompanying notes to consolidated financial statements

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         CUMULATIVE                                                  ACCUMULATED
                                         PAY-IN-KIND                   ADDITIONAL                       OTHER           TOTAL
                                          PREFERRED        COMMON       PAID-IN      ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                            STOCK          STOCK        CAPITAL        DEFICIT           LOSS       EQUITY (DEFICIT)
                                         -----------     ----------    ----------    -----------    -------------   ----------------

Balances at December 31, 1998 .......     $       --     $       14    $   41,727     $  (17,253)     $   (2,486)     $   22,002
  Net loss ..........................             --             --            --        (45,753)             --         (45,753)
  Issuance of 149,677 shares of
     preferred stock ................         14,968             --            --             --              --          14,968
  Payment of dividends ..............             --             --            --            (68)             --             (68)
  Issuance of 18,000 shares of
     common stock to non-employee
     directors ......................             --             --            84             --              --              84
  Issuance of 100,000 shares of
     common stock ...................             --              1           300             --              --             301
  Translation adjustment ............             --             --            --             --           1,106           1,106
                                          ----------     ----------    ----------     ----------      ----------      ----------

Balances at December 31, 1999 .......     $   14,968     $       15    $   42,111     $  (63,074)     $   (1,380)     $   (7,360)
  Net loss ..........................             --             --            --        (37,622)             --         (37,622)
  Conversion of subordinated notes
     to preferred stock .............         38,972             --        16,747             --              --          55,719
  Issuance of preferred stock
     dividends ......................          3,376             --            --         (3,376)             --              --
  Issuance of 3,000 shares of
     common stock to non-employee
     directors ......................             --             --             9             --              --               9
  Translation adjustment ............             --             --            --             --            (996)           (996)
                                          ----------     ----------    ----------     ----------      ----------      ----------

Balances at December 31, 2000 .......     $   57,316     $       15    $   58,867     $ (104,072)     $   (2,376)     $    9,750
  Net loss ..........................             --             --            --        (67,397)             --         (67,397)
  Issuance of preferred stock
     dividends ......................          4,725             --            --         (4,725)             --              --
  Translation adjustment ............             --             --            --             --              48              48
                                          ----------     ----------    ----------     ----------      ----------      ----------

Balances at December 31, 2001 .......     $   62,041     $       15    $   58,867     $ (176,194)     $   (2,328)     $  (57,599)
                                          ==========     ==========    ==========     ==========      ==========      ==========


           See accompanying notes to consolidated financial statements

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                YEAR  ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                          1999            2000            2001
                                                                       ----------      ----------      ----------

Cash flows from operating activities:
  Net loss .......................................................     $  (45,753)     $  (37,622)     $  (67,397)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Charge for asset impairment ..................................          5,028           3,299          38,507
    Provision for doubtful accounts ..............................            765             200             370
    Depreciation and amortization expense ........................         22,865          21,146          17,349
    Cost of contractual rights purchase represented by non-
      cash consideration .........................................             --           1,470              --
    Amortization of multi-client data library ....................          3,282           5,770          18,386
    (Gain) loss on the sale of fixed assets ......................            176             (69)            446
    Exchange loss (gain) .........................................           (351)            (48)          1,640
    Other non-cash items .........................................            163             394              34
  Changes in assets and liabilities:
    Accounts receivable ..........................................          7,735           7,572          (6,899)
    Inventories ..................................................             66              21             (22)
    Prepaids .....................................................            247           3,352          (1,105)
    Work-in-process ..............................................          2,492             440            (381)
    Other assets .................................................          2,785           1,143             325
    Accounts payable .............................................         (2,440)         (6,284)          5,879
    Accrued expenses .............................................          1,564           7,459          (5,645)
    Foreign income taxes payable .................................           (936)           (916)            933
    Other liabilities and deferred credits .......................          1,335           2,189            (388)
                                                                       ----------      ----------      ----------
      Net cash provided by (used in) operating activities ........           (977)          9,516           2,032
Cash flows from investing activities:
  Capital expenditures, net ......................................         (7,196)         (2,185)         (3,071)
  Multi-client data ..............................................        (24,732)         (1,940)           (438)
  Proceeds from the sale of assets ...............................            344           1,127             240
  Restricted cash ................................................             89              --              --
                                                                       ----------      ----------      ----------
      Net cash used in investing activities ......................        (31,495)         (2,998)         (3,269)
Cash flows from financing activities:
  Debt issue costs ...............................................            (11)             --              --
  Preferred stock issue costs ....................................             --            (462)             --
  Issuance of common stock .......................................             --               9              --
  Dividends paid .................................................            (68)             --              --
  Borrowings made during the period ..............................         64,095          39,607          44,959
  Repayment on borrowings during the period ......................        (51,821)        (44,641)        (44,252)
  Proceeds from the issuance of preferred stock ..................         14,968              --              --
                                                                       ----------      ----------      ----------
      Net cash provided by (used in) financing activities ........         27,163          (5,487)            707
Effect of exchange rate changes on cash ..........................             91             (80)           (653)
                                                                       ----------      ----------      ----------
      Net increase (decrease) in cash and cash equivalents .......         (5,218)            951          (1,183)
Cash and cash equivalents at beginning of period .................          7,921           2,703           3,654
                                                                       ----------      ----------      ----------
Cash and cash equivalents at end of period .......................     $    2,703      $    3,654      $    2,471
                                                                       ==========      ==========      ==========

SEE NOTE 19 FOR SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

           See accompanying notes to consolidated financial statements

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) INDUSTRY CONDITIONS/LIQUIDITY/GOING CONCERN

    The liquidity of the Company should be considered in light of the cyclical nature of demand for land and transition zone seismic services. These fluctuations have rapidly impacted the Company's liquidity as supply and demand factors directly affect pricing.

    The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. While management believes there has been a recent improvement in market conditions for seismic services, especially in Latin America, funds to finance operations are expected to remain limited through 2002 and may not permit the Company to continue its operations in the ordinary course of business. As previously discussed, the Company has in the past relied on its majority stockholder, Elliott, to provide credit support and interim funding. Through April 15, 2002, $11.7 million of working capital has been provided to the Company by Elliott in the form of a factoring arrangement for certain foreign receivables, which represents the maximum amount allowed under the agreement (see Note 9).

    The Company is currently in default of certain non-financial covenants in its credit facility (the "Foothill/Elliott Credit Facility"), with Foothill Capital Corporation ("Foothill") and Elliott. Accordingly, the Company has classified $17.8 million of otherwise long-term debt as current in the Company's financial statements for the fiscal year ended December 31, 2001. While Foothill has not taken any steps to accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility, it could do so at any time. Also, Foothill could refuse to advance additional amounts to the Company under the revolving credit portion of the Foothill/Elliott Credit Facility. If Foothill were to accelerate amounts due under the Foothill/Elliott Credit facility, the trustee under the indenture for the Company's 9 3/4% Senior Notes due 2008 could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt as current in the Company's financial statements for the fiscal year ended December 31, 2001. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

    There are currently no additional committed sources of financing available to the Company and no availability under existing facilities. Even if business conditions substantially improve and cost control initiatives are successful during 2002, the Company will require substantial cash flow to continue operations on a satisfactory basis, fund capital expenditures and meet its principal and interest requirements with respect to the 9 3/4% Senior Notes, Foothill/Elliott Credit Facility and other indebtedness as those amounts become due.

    The Company has incurred significant operating losses during each of the past three years and has operated with working capital deficits during this period. As a result, the Company's capital requirements during 2001 were funded primarily through $4.9 million in funds provided by Elliott pursuant to a depository agreement and a factoring arrangement, the $15.0 million cash sale of a substantial portion of the Company's multi-client data library in the southern United States, and close management of the Company's accounts receivable and payables.

    The Company will need to attain profitable operating levels in order to provide sufficient cash flow to service its debt, maintain its operations and fund capital expenditures. While the Company reduced its 2001 operating loss before giving effect to non-cash charges, the overcapacity in the seismic service industry and the Company's increasing reliance on international operations, will require that the Company continue to closely manage its available cash resources. Because of the high costs associated with equipping and operating crews outside of North America and the time generally required to process billings and receive payments, the Company expects to require significant amounts of liquidity to support its international projects.

    The Company has approximately $134.0 million of debt and preferred stock outstanding at December 31, 2001. Currently, the Company's highly leveraged capital structure negatively impacts and will continue to negatively impact its profitability and operating cash flow. If the Company is not able to significantly improve its operations or obtain additional financing, either from Elliott or other sources, a financial restructuring will be required to allow the Company to be a viable entity on a long-term basis.

    Management is currently negotiating with Elliott and Foothill to obtain waivers to loan covenants and to provide additional financing to fund its operations through 2002. However, there can be no assurance that additional financing commitments or waivers to loan covenants can be obtained or that the terms of financing arrangements will be acceptable and the amounts will be sufficient to meet the company's needs. Additionally, the Company has taken measures to reduce costs through consolidation of certain locations, resizing its United States operations to reduced current demand levels, and reductions in overhead personnel. Should such measures be unsuccessful, and should the Company not receive waivers from Foothill or get additional support from Elliott, there would be substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of those uncertainties.

(2) BASIS OF PRESENTATION

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

    On December 6, 1996 (the "Petition Date"), GGI filed for protection under the United States Bankruptcy Code and began its reorganization under the supervision of the Bankruptcy Court. The reorganization was precipitated by several factors, including overly rapid and under-financed expansion in the United States and Latin American markets, costs related to the development of a proprietary data recording system and poor operational results in the United States and certain international markets. These factors impaired GGI's ability to service its indebtedness, finance its existing capital expenditure requirements and meet its working capital needs. In addition, GGI was unable to raise additional equity, causing a disproportionate reliance on debt financing and equipment leasing. In connection with the reorganization, GGI replaced its senior management, disposed of unprofitable operations and developed the plan of reorganization (the "Plan"), which was consummated on September 30, 1997 (the "Effective Date") with the purchase by Grant of substantially all of the assets and the assumption of certain liabilities of GGI. GGI is currently in liquidation and will distribute all of its assets pursuant to the Plan. Upon the completion of its asset distribution, GGI will dissolve and cease to exist.

    On the Effective Date, in connection with the Plan, Grant, which was formerly known as Grant Acquisition Corporation, acquired substantially all of the assets and assumed certain liabilities of GGI, which was formerly known as Grant Geophysical, Inc., Elliott and Elliott International owned 84.6% of the issued and outstanding common stock of Grant at December 31, 2000 and 2001. Elliott International owned all of the preferred stock that was outstanding in 1998. This preferred stock was redeemed on June 5, 1998 and all authorized shares have been canceled. Elliott owned all of the outstanding shares of the 8% Exchangeable Preferred Stock at December 31, 1999. The general partners of Elliott are Paul E. Singer and Elliott Capital Advisors, L.P. The general partner of Elliott International is Hambledon, Inc., a corporation controlled by Mr. Singer. Elliott and Elliott International are each managed by Elliott Management Corporation (formerly Stonington Management Corporation), a corporation controlled by Mr. Singer. For financial statement purposes, the purchase of GGI's assets by Grant was accounted for as a purchase acquisition. The purchase price was allocated between the fair value of the GGI assets purchased and liabilities assumed, and Grant recorded goodwill of approximately $21.3 million. The effects of the acquisition are reflected in Grant's assets and liabilities as of the effective date.

    The acquisition of Solid State by Grant during the fourth quarter of 1997 occurred in two parts: the initial acquisition of a majority interest accounted for as a purchase and the acquisition of the minority interest. As of September 30, 1997 the Principal Stockholders owned a controlling interest in both Solid State (approximately 64%) and Grant (100%). As such, at that date, the Principal Stockholders were deemed to have transferred their ownership in Solid State to Grant. The acquisition of the majority interest in Solid State was accounted for as an exchange of ownership interests between entities under common control, and the assets and liabilities of Solid State were transferred to Grant's Financial Statements at historical cost in a manner similar to a pooling-of-interests. The acquisition of the unaffiliated minority interest began in November 1997 when Grant initiated a tender offer (the "Tender Offer") for all the outstanding common shares of Solid State not held by Grant. In connection with the Tender Offer, the Principal Stockholders transferred their ownership of Solid State to Grant and agreed to loan Grant $15.8 million to pay for the shares tendered in the Tender Offer. The Tender Offer expired on December 19, 1997 and the acquisition was completed on December 23, 1997, after which Solid State became a wholly owned subsidiary of Grant. The acquisition of the unaffiliated minority interest in Solid State was accounted for as a purchase, resulting in approximately $15.3 million in goodwill.

    As a result of the aforementioned transactions, Grant's consolidated balance sheets as of December 31, 2000 and December 31, 2001 and statements of operations and cash flows for years ended December 31, 1999, 2000 and 2001 are presented using the basis of accounting discussed above.

    Grant purchased, effective July 1, 1998, all of the outstanding partnership interests in Interactive Seismic Imaging ("ISI"), a seismic data processing company, for $3.6 million in cash. Grant had been a 10% owner of ISI since its formation in 1994, and subsequent to the July 1 acquisition, Grant integrated the ISI operation into its domestic operational entity.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Revenue from the licensing of multi-client data surveys is recognized upon issuance of license when the Company obtains a non-cancelable commitment from the customer.

    Revenue from the Company's data processing services is recognized as the services are performed.

    Cash and Cash Equivalents

    For purposes of the consolidated statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Such investments totaled $46,000 and $0 at December 31, 2000 and 2001, respectively.

    Restricted Cash

    At December 31, 2000 and 2001, restricted cash included certificates of deposit totaling $17,000, which were pledged as collateral for letters of credit.

    Allowance for Doubtful Accounts

    A reconciliation of the allowance for doubtful accounts is provided below (in thousands).

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                         1999            2000            2001
                                                      ----------      ----------      ----------

         Balance at beginning of period .........     $       86      $      352      $      461
         Charged to costs and expenses ..........            765             200             370
         Amounts charged off ....................           (499)            (91)            (41)
                                                      ----------      ----------      ----------
         Balance at end of period ...............     $      352      $      461      $      790
                                                      ==========      ==========      ==========

    Inventories

    Inventories, which consist primarily of miscellaneous supplies, are stated at the lower of cost or market. Cost is determined using the specific identification method.

    Prepaids

    Prepaid expenses are recognized over the period in which benefits are obtained from the expenditure.

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

    Depreciation is provided principally by the straight-line method over the estimated useful lives of the various classes of assets as follows:

                                                                      YEARS
                                                                      -----
         Buildings and improvements ............................       5-20
         Data processing equipment .............................        3-5
         Plant facilities and office fixtures ..................       5-10
         Seismic exploration and transportation equipment ......       3-10

    Plant and equipment held under capital leases are amortized by the straight-line method over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance and repairs are charged to operations. Betterments and major renewals are capitalized. Amortization of assets recorded under capital leases is included with depreciation and amortization expense.

    Multi-Client Data Library

    The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve-month period beginning at the completion of the acquisition and processing of each multi-client survey, costs are amortized based on revenues from such survey (inclusive of underwriting fees) as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years. Amortization expense associated with the Company's multi-client data library was $5.8 million and $18.4 million for the years ended December 31, 2000 and 2001, respectively. As of December 31, 2000 and 2001, accumulated amortization related to the Company's multi-client data library was $10.6 million and $29.0 million, respectively.

    On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey or group of surveys are less than the carrying value of such survey or group of surveys (see Note 4).

    Asset Impairment

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets and certain identifiable intangibles are written down to their current fair value whenever events or changes in circumstances indicate that the carrying amounts of these assets are not recoverable through future undiscounted cash flows. These events or changes in circumstances may include but are not limited to a significant change in the extent to which an asset is used, a significant decrease in the market value of the asset, or a projection or forecast that demonstrates continuing losses associated with an asset. If an impairment is determined, the asset is written down to its current fair value and a loss is recognized (see Note 4).

    Goodwill

    Goodwill, representing the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. Accumulated amortization was approximately $4.7 million and $6.2 million as of December 31, 2000 and 2001, respectively. The Company assesses the recoverability of this intangible asset by determining whether the goodwill balance is expected to be recovered through undiscounted future operating cash flows of the acquired operation over the remaining estimated life of the goodwill. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflective of Grant's estimated average cost of capital. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Based on the fourth quarter 2001 assessment, the remaining net book value of the goodwill created in the purchase of GGI's assets, previously being amortized over 30 years, the goodwill created in the acquisition of Solid State's minority interest, previously being amortized over 20 years and the goodwill created in the purchase of the remaining interest in ISI, previously being amortized over 30 years, was fully impaired during 2001 (see Note 4).

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

    The more significant areas requiring the use of management estimates relate to estimated future net cash flows related to long-lived assets, valuation allowances for deferred tax assets and expected future sales associated with the Company's multi-client data library. Actual results could differ materially from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

    Foreign Exchange Gains and Losses

    The United States ("U.S.") dollar is the Company's primary functional currency in all foreign locations with the exception of its Canadian subsidiaries. Accordingly, those foreign entities (other than Canada) translate property and equipment (and related depreciation) and inventories into U.S. dollars at the exchange rate in effect at the time of their acquisition while other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. Re-measurement gains and losses are included in the determination of net income and are reflected in other income (expense). The Canadian subsidiaries use the Canadian dollar as their functional currency and translate all monetary assets and liabilities at year-end exchange rates and operating results at average exchange rates prevailing during the year. Adjustments resulting from the translation of Canadian assets and liabilities are recorded in the accumulated other comprehensive loss account in stockholders' equity (deficit).

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

    Income (Loss) Per Common Share

    In accordance with SFAS No. 128, "Earnings per Share," basic income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period without any dilutive effects considered. Diluted income (loss) per common share reflects dilution for all potentially dilutive securities, including warrants and convertible securities. The income
(loss) is adjusted for cumulative preferred stock dividends in calculating net income (loss) attributable to common shareholders.

    Stock-Based Compensation

    As allowed by SFAS No. 123, "Accounting of Stock Based Compensation" the Company has elected to continue to follow the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation expense is recognized only in situations where stock compensation plans award intrinsic value to recipients at the date of grant, rather than following the fair value method of SFAS No. 123. Pro forma disclosure of the estimated effects on net income (loss) and income (loss) per common share had the fair value method prescribed by SFAS No. 123 been followed is included in Note 12.

    Segment Information

    The Company follows the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The management approach required by SFAS No. 131 designates the internal organization used by management for making operating decisions and assessing performance as the basis for determining the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. (see Note 5).

    Reclassifications

    Certain amounts previously reported have been reclassified to conform to current year financial statement presentation.

(4) CHARGE FOR ASSET IMPAIRMENT

    In the third and fourth quarters of 1999, the Company wrote down certain multi-client data surveys in the amounts of $4.7 million and $0.3 million, respectively.

    In the fourth quarter of 2000, the Company wrote down certain multi-client data surveys in the amount of $3.3 million to reflect estimated recoverable value. This impairment position included approximately $2.2 million of book loss that resulted from the March 2001 data sale for $15.0 million cash (see Note 5).

    In the third and fourth quarters of 2001, the Company wrote down certain multi-client data surveys in the amounts of $97,000 and $746,000, respectively. Additionally, the Company wrote down the remaining net book value of the goodwill created in the purchase of GGI's assets, in the acquisition of Solid State's minority interest and in the purchase of the remaining interest in ISI in the amounts of $18.0 million, $11.3 million and $2.0 million respectively, in December 2001. Finally, the Company wrote-down certain of its fixed assets in the amount of $6.4 million.

    The multi-client data survey impairments in 1999, 2000 and 2001 were due to revised estimates of future licensing prospects for such data due to reduced interest in the area by oil and gas companies and depressed exploration activities in the oil and gas exploration and production industry sector. The impairment of goodwill in 2001 resulted from revised estimates of projected discounted future operating cash flows due to depressed exploration activity resulting in decreased demand for the Company's data acquisition and data processing services in the United States and Canada. The impairment of fixed assets in 2001 was due to technological obsolescence of certain of the Company's assets.

(5) SEGMENT INFORMATION

    Grant has determined that its reportable segments are those based on the Company's method of internal reporting, which disaggregates its one product/service line (geophysical services) into four geographic regions: the United States, Canada, Latin America and the Far East.

    The accounting policies of the segments are the same as those described in
Note 3 - Summary of Significant Accounting Policies for Segment Information. Grant evaluates the performance of its segments and allocates resources to them based on operating income (loss). There are no intersegment revenues.

    The tables below present information about the Company's reported segments for the periods indicated (dollars in thousands):

                                                                                        LATIN
                                                    UNITED STATES       CANADA         AMERICA         FAR EAST         TOTAL
                                                    -------------     ----------      ----------      ----------      ----------
     FOR THE YEAR ENDED DECEMBER 31, 2001
       Revenues .................................     $   34,848      $   12,502      $   44,127      $    1,974      $   93,451
       Operating Income (Loss) ..................        (42,295)        (14,685)           (608)            360         (57,228)
       Depreciation and Amortization ............         26,734           4,483           4,208             310          35,735

     FOR THE YEAR ENDED DECEMBER 31, 2000
       Revenues .................................     $   26,825      $   14,984      $   20,183      $    4,160      $   66,152
       Operating Loss ...........................        (20,867)         (2,227)         (4,483)         (3,014)        (30,591)
       Depreciation and Amortization ............         17,297           5,553           2,168           1,898          26,916

     FOR THE YEAR ENDED DECEMBER 31, 1999
       Revenues .................................     $   32,243      $   11,232      $   15,057      $    7,515      $   66,047
       Operating Loss ...........................        (19,684)         (1,999)         (6,444)         (4,986)        (33,113)
       Depreciation and Amortization ............         16,502           3,763           2,677           3,205          26,147

    Revenues and identifiable assets by country are as follows as of and for the periods indicated (dollars in thousands):

                                             YEAR ENDED DECEMBER 31,
                                    ----------------------------------------
                                       1999           2000           2001
                                    ----------     ----------     ----------
         Total revenues
         United States ........     $   32,243     $   26,825     $   34,848
         Canada ...............         11,232         14,984         12,502
         Latin America ........         15,057         20,183         44,127
         Far East .............          7,515          4,160          1,974
                                    ----------     ----------     ----------
                                    $   66,047     $   66,152     $   93,451
                                    ==========     ==========     ==========

                                                      DECEMBER 31,
                                               -------------------------
                                                  2000           2001
                                               ----------     ----------
         Identifiable assets:
         United States ...................     $   62,571     $    5,771
         Canada ..........................         25,068         10,615
         Latin America ...................         13,148         23,173
         Far East ........................            633             42
                                               ----------     ----------
         Total identifiable assets .......        101,420         39,601
         Corporate assets ................          8,335          6,324
                                               ----------     ----------
                                               $  109,755     $   45,925
                                               ==========     ==========

    During 1999, the Company did not derive more than 10% of its revenue from any single customer. For the year 2000, revenues from two oil companies were approximately $10.1 million (15%) and $9.7 million (15%). During 2001, revenues from two oil companies were approximately $15.7 million (17%) and $14.8 million (16%).

(6)  MULTI-CLIENT DATA SALE

    On March 23, 2001, the Company completed the sale of a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States for $15,000,000 cash to a third party seismic data broker, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. The sales proceeds were utilized to retire cash advanced in 2000 and 2001 by Elliott amounting to $9,350,000 plus accrued preferred return thereon with the remaining balance used to reduce borrowings outstanding under the Company's revolving credit facility. The sales proceeds of $15,000,000 were recorded as revenues with a corresponding charge to amortization in the same amount for the year ended December 31, 2001. In view of this sale, as well as other multi-client data library sales completed subsequent to December 31, 2000, $16,678,000 of cost basis in the multi-client data library was classified in current assets at December 31, 2000 in the accompanying consolidated balance sheet. Revenues from aggregate sales of multi-client data were $20,432,000 and amortization of related costs were $18,386,000 for the year ended December 31, 2001.

(7) PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment follows:

                                                                        ACCUMULATED
                                                             COST       DEPRECIATION
                                                          ----------    ------------
                                                            (DOLLARS IN THOUSANDS)
         DECEMBER 31, 2000
             Land ...................................     $      415     $       --
             Buildings and improvements .............          1,959            512
             Plant facilities and store fixtures ....          1,384          1,130
             Machinery and equipment ................         92,670         57,584
                                                          ----------     ----------
                                                          $   96,428     $   59,226
                                                          ==========     ==========

         DECEMBER 31, 2001
             Land ...................................     $      392     $       --
             Buildings and improvements .............          1,587            456
             Plant facilities and store fixtures ....          1,308          1,150
             Machinery and equipment ................         92,136         74,764
                                                          ----------     ----------
                                                          $   95,423     $   76,370
                                                          ==========     ==========

    Depreciation expense on property, plant and equipment for the years ended December 31, 1999, 2000 and 2001 was $21.3 million, $19.6 million and $15.9 million, respectively. Additionally, effective January 1, 2002, the Company has extended the useful lives of certain of its assets to properly match the depreciation expense with the future revenues expected to be obtained from the assets. (See Note 21). The 2002 impact on depreciation expense resulting from the asset life extensions will be a reduction of approximately $750,000.

(8) INCOME TAXES

    The amounts of income (loss) before income taxes attributable to domestic and foreign operations follow (dollars in thousands):

                                               YEAR ENDED DECEMBER 31,
                                    ------------------------------------------
                                       1999            2000            2001
                                    ----------      ----------      ----------
         Domestic .............     $  (30,160)     $  (25,131)     $  (46,863)
         Foreign ..............        (14,357)        (12,148)        (19,423)
                                    ----------      ----------      ----------
                                    $  (44,517)     $  (37,279)     $  (66,286)
                                    ==========      ==========      ==========

    The components of income tax expense follow (dollars in thousands):

                                                YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                          1999           2000           2001
                                       ----------     ----------     ----------
         Current:
             State ...............     $       --     $       --     $       --
             Federal .............             --             --             --
             Foreign .............          1,236            343          1,111
         Deferred:
             State ...............             --             --             --
             Federal .............             --             --             --
             Foreign .............             --             --             --
                                       ----------     ----------     ----------
         Income tax expense ......     $    1,236     $      343     $    1,111
                                       ==========     ==========     ==========

    The total income tax expense (benefit) is different from the amount computed by applying the U.S. Federal income tax rate to income before income taxes. The reasons for these differences were as follows (dollars in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                             1999            2000            2001
                                                          ----------      ----------      ----------
         Income tax expense (benefit) at U.S.
           federal rate .............................     $  (15,581)     $  (13,048)     $  (23,200)
         Increases (reductions) in taxes from:
         Foreign income taxed at more (less)
           than U.S. rate ...........................            530             269             132
         Losses with no tax benefit expected ........         16,287          13,122          24,179
                                                          ----------      ----------      ----------
         Income tax expense recorded ................     $    1,236      $      343      $    1,111
                                                          ==========      ==========      ==========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

                                                                                    YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------------
                                                                             1999            2000            2001
                                                                          ----------      ----------      ----------
         Deferred tax assets:
           Plant and equipment, principally due to differences
              in depreciation .......................................     $    1,425      $    4,240      $   10,675
           Goodwill amortization ....................................             --              --           5,959
           Financing costs ..........................................             84              34               6
           Research and development costs ...........................            494             476             448
           Allowance for doubtful accounts and other accruals .......            119             161             276
           Net capital loss carryforwards ...........................            113             533              --
           Net operating loss carryforwards .........................         29,258          36,314          33,268
                                                                          ----------      ----------      ----------
                   Total ............................................         31,493          41,758          50,632

         Deferred tax liabilities:
           Goodwill amortization ....................................           (557)           (803)             --
           Plant and equipment, principally due
              to differences in depreciation ........................             --              --              --
                                                                          ----------      ----------      ----------
           Net deferred tax asset ...................................         30,936          40,955          50,632
           Valuation allowance ......................................        (30,936)        (40,955)        (50,632)
                                                                          ----------      ----------      ----------
                   Net deferred tax asset
                     (liability) ....................................     $       --      $       --      $       --
                                                                          ==========      ==========      ==========

    A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is then adjusted when the realization of deferred tax assets becomes more likely than not. Adjustments are also made to recognize the expiration of net operating loss carryforwards, with equal and offsetting adjustments to the related deferred tax asset. The increase in the valuation allowance during 2000 and 2001 of approximately $10,019,000 and $9,677,000, respectively, resulted primarily from current period net operating losses.

    As of December 31, 2001, Grant has U.S. ($79,060,287) and non-U.S. ($13,706,950) net operating loss carryforwards of approximately $92,767,237. Such tax loss carryforwards expire in varying amounts during the periods from 2002 through 2015, except for $1,876,513 of the non-U.S. loss which has an indefinite carryforward period.

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

(9) DEBT AND OTHER FINANCINGS

    A summary of notes payable, long-term debt, and capital lease obligations was as follows (dollars in thousands):

                                                                                                     DECEMBER 31,
                                                                                              --------------------------
                                                                                                 2000            2001
                                                                                              ----------      ----------
         Term loan -- affiliate:
           Prime plus 1.5%, minimum 7% (7% at December 31, 2001), due May 11, 2005 ......     $    7,500      $    7,500
                                                                                              ==========      ==========


         Revolving Credit Line and Term Loans:
           Term loan -- prime plus 1.5%, minimum 7% (7% at December 31, 2001),
              due January 1, 2005 .......................................................     $    8,231      $    9,250
           Revolving credit line -- prime plus 1.5%, minimum 7% (7% at
              December 31, 2001), due May 11, 2005 ......................................          2,965           4,061
         Senior Notes -- 9.75%, due February 15, 2008 ...................................         43,435          43,469
         Agreement for sale with recourse - affiliate - 10% due September  30, 2002 .....             --           4,000
         Equipment notes payable - prime plus 3.0% (7.75% at December 31, 2001), due
             December 31, 2002 ..........................................................          2,254           2,263
         Other notes payable -- 8% to 10.38%, due 2002-2005 .............................          1,370             591
         Capital lease obligations -- 5.8% to 10%, due 2002-2006 ........................          1,210             861
         Factored foreign trade receivable ..............................................          2,694              --
                                                                                              ----------      ----------
         Total long-term debt ...........................................................         62,159          64,495
         Less current portion ...........................................................        (10,924)        (63,776)
                                                                                              ----------      ----------
                 Notes payable, long-term debt and capital lease
                   obligations excluding current portion ................................     $   51,235      $      719
                                                                                              ==========      ==========

    On October 1, 1997, Grant and Elliott entered into a credit facility (the "Credit Facility") providing for a revolving loan facility under which Grant could borrow up to an aggregate principal amount of $5 million. On December 18, 1997, the credit facility was amended to provide for a term loan of $15.8 million in addition to the revolving loan. The proceeds of the term loan were used by Grant to purchase all of the stock of Solid State not already owned by Grant (see Note 2). This original credit facility was due to expire on March 31, 1999, at which time all obligations of Grant under the credit facility were due and payable. In connection with the redemption of the cumulative pay-in-kind preferred stock, par value $.001 per share ("Preferred Stock") (see Note 14), held by Elliott International (formerly Westgate International L.P. ("Westgate")), Elliott agreed to amend the Credit Facility on June 5, 1998 to increase the maximum borrowing capacity from $5 million to $15 million and to extend the term of the facility from March 31, 1999 to March 31, 2000. In April 1999, the Credit Facility was further extended to $20 million. The loans under the Credit Facility were collateralized by all of Grant's assets and a pledge by Grant of certain notes and all the outstanding shares of capital stock of its subsidiaries. Each subsidiary of Grant executed a guaranty in favor of Elliott, each of which guaranteed payment of all Grant's obligations owed to Elliott under the Credit Facility. Each subsidiary pledged its assets in favor of Elliott to secure its obligations under its respective guaranty. The Credit Facility contained restrictions which, among other things, prohibited Grant's right to pay dividends and limited its right to borrow money, purchase fixed assets or engage in certain types of transactions without the consent of the lender. The $15.8 million term loan was paid in full on February 18, 1998 with the proceeds of the Senior Notes (See below). At December 31, 1998, the Company was in technical violation of a covenant in the Credit Facility which limited the capital expenditures for any one year to a maximum of $14 million. The Company obtained from Elliott a consent and waiver to the default, effective December 31, 1998. In addition, the Credit Facility limits the Company from taking, without the consent of the lender, certain actions, including creating indebtedness in excess of specified amounts and declaring and paying dividends.

    On May 11, 1999, the Company entered into a Loan and Security Agreement (the "Foothill/Elliott Credit Facility") with Foothill Capital Corporation and Elliott (collectively the "Lenders"), pursuant to which the Company could borrow up to $6.0 million through a revolving facility and up to $19.0 million through two term loans. Proceeds were used to repay all of the Company's outstanding indebtedness to Elliott ($14.8 million) and to provide additional liquidity and working capital to support the Company's operations. The Foothill/Elliott Credit Facility imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make other distributions in cash or certain property, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company or its subsidiaries, make investments (as defined in the Foothill/Elliott Credit Facility) and maintain a minimum EBITDA (earnings before interest, tax, depreciation and amortization) level. The interest rate on the loans is 1.5% over prime with a minimum interest rate of 7%.

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

    On March 22, 2001, the Company completed modifications of the Loan and Security Agreement with Foothill/Elliott whereby the credit facility was modified and extended through May 11, 2005.

    On June 28, 2001, the Company completed further modifications to the Foothill/Elliott Credit Facility whereby the credit facility was decreased from $29.0 million to $28.0 million by means of decreasing the original commitment under the term loan. The original term loan of $11.5 million, which had been reduced through periodic payments to $6.1 million, was increased to an outstanding balance of $10.5 million. Additional modifications were made to the agreement to revise the repayment period on the Foothill term loan. Under the amended agreement, the final principal payment on the term loan will be made January 2005. At December 31, 2001, $7.5 million and $9.3 million were outstanding under the Elliott term loan and the Foothill term loan, respectively and $4.1 million was outstanding under the Foothill revolving credit line. Based on the company's borrowing base at December 31, 2001, these amounts represent the maximum amount then allowable at such date under the facility. The Foothill/Elliott credit facility contains certain affirmative covenants regarding the timely submission of financial information to Foothill. The Company is not currently in compliance with this covenant, therefore, an event of default exists on the facility. Accordingly, the Company has classified $17.8 million of otherwise long-term debt as current in the Company's Financial Statements. Additionally, the agreement contains certain requirements regarding financial condition and reporting that could be interpreted to result in an event of default under the agreement. As of April 15, 2002, the Company had not been notified of any default on the Facility.

    The Company's equipment notes payable and capital lease obligations represent installment loans or capital lease obligations primarily related to the acquisition of seismic recording equipment.

    On February 18, 1998, Grant completed an offering of $100 million face value 9 3/4% Senior Notes due and payable in a lump sum on February 15, 2008. The Senior Notes bear interest from February 18, at a rate per annum set forth above payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1998. The net proceeds to Grant from the sale of the Senior Notes was approximately $95.2 million after deducting the Initial Purchaser's discount and certain other estimated fees and expenses. Grant used the proceeds to repay approximately $74.5 million of the outstanding balance of debt ($73.0 million) and interest ($1.5 million) existing at December 31, 1997. Total debt issue costs of $4.3 million were incurred in connection with the offering and are being amortized over the term of the notes. The unamortized portion of the debt issue costs, included in the Company's other assets, is $1.3 million at December 31, 2001.

    The Senior Notes were issued under an indenture (the "Indenture") entered into among the Company, as issuer, the Subsidiary Guarantors, and LaSalle Bank National Association, as trustee, dated as of February 18, 1998. The Indenture imposes certain limitations on the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness (including capital leases), incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company or any of its Restricted Subsidiaries. Additionally, the indenture provides for an event of default, if a default resulting in the acceleration of indebtedness of the Company greater than $5.0 million occurs. As of April 15, 2002, the Company is not being held in default by any of its lenders but due to the event of default on the Foothill/Elliott credit facility mentioned above, the Company has classified $43.5 million of otherwise long-term debt as current in the Company's financial statements for the fiscal year ended December 2001.

    In order to improve its liquidity and supplement its operating activities, pursuant to a registration statement originally filed on October 28, 1999 and declared effective on January 12, 2000, the Company offered to exchange (the "Exchange Offer") $100,000,000 aggregate principal amount of its outstanding Senior Notes for shares of its Convertible Preferred Stock with an aggregate liquidation value equal to 65% of the aggregate principal amount of the Senior Notes tendered, plus 100% of the accrued and unpaid interest thereon through the date of the exchange. On January 19, 2000, a total of $56,320,000 of the Senior Notes, together with $2,364,000 of accrued and unpaid interest, were exchanged for 389,722 shares of Convertible Preferred Stock. The Senior Notes exchanged represent all of the Senior Notes previously held by Elliott and Elliott International. No other Senior Notes were tendered and the Exchange Offer expired on February 7, 2000. The consummation of the Exchange Offer has increased the Company's liquidity by reducing its principal payment obligations with respect to the Senior Notes and reducing the negative cash flow impact of its interest payment obligations on the Senior Notes. The Company intends to pay dividends on the Convertible Preferred Stock in additional shares of Convertible Preferred Stock until further notice. In connection with the Exchange Offer, the Company solicited and obtained requisite consents from the holders of its Senior Notes in order to amend definitions and to modify certain restrictive covenants in the indenture governing the Senior Notes. As evidenced by market transactions, the estimated fair value of the Senior Notes was $30.6 million at December 31, 2001.

    In August 2000, the Company entered into an agreement with Elliott to assign, from time to time, a net revenue interest in certain geological and geophysical data included in the U.S. multi-client data library for an amount up to $7.5 million. Proceeds from net revenue interest sales, together with a computed preferred return of 1% per month are payable from future sales of multi-client data. In November 2000, the Company entered into a depository agreement with Elliott whereby Elliott made cash deposits aggregating $1,000,000 with the Company to be applied toward the purchase of an undivided mineral interest and related seismic data in a prospect developed by the Company during 2000. In January of 2001, this agreement was amended to increase the amount to $1,850,000. For financial reporting purposes, at December 31, 2000 cumulative proceeds to the Company of $8,500,000, together with applicable preferred return, have been classified in current liabilities as advanced data sales liability in the accompanying consolidated balance sheet. Elliott was repaid in full for these fundings on March 23, 2001 from a portion of the proceeds from the sale of a substantial portion of the Company's southern U.S. multi-client data library (see Note 6).

    On August 3, 2001, the Company completed an agreement with Elliott for the sale, with recourse retained, of certain of its foreign accounts receivable. The agreement allows the Company to sell, at its election, both billed and unbilled receivables arising out of data acquisition and processing services rendered by Grant's branch operations in Ecuador and Colombia. The maximum amount available for Elliott to purchase is $4.0 million and the agreement extends through February 2002, with all repayments to Elliott required by that time. As of December 31, 2001, the Company's obligation under the agreement was $4.0 million. On January 7, 2002, the agreement for purchase and assignment of foreign accounts receivable with Elliott was modified to extend the term of the agreement to September 30, 2002 and to increase the maximum amount allowable to be purchased by Elliott from the Company to $5,250,000. On February 5, 2002, March 5, 2002 and March 21, 2002 additional modifications were made to the Elliott agreement to increase the maximum amount allowable to be purchased by Elliott from the Company to $7,500,000, $10,900,000 and $11,700,000, respectively. Additionally, the March 21, 2002 amendment expanded the scope of the agreement to include receivables for all of the Company's South American locations. As of March 28, 2002, $11,700,000 was outstanding under the agreement.

    There are no additional formal commitments to provide financing in place at this time. Should business conditions not improve or cost control initiatives not be successful during 2002, the Company would require additional sources of financing to sustain operational activities. There can be no assurance that Elliott will continue to provide credit support and working capital funding, or that alternative financing will be available on commercially acceptable terms or that such financing will be available at all.

    As of December 31, 2001, the maturities of the Company's notes payable, long-term debt and capital lease obligations (in thousands) are as follows:

                             YEARS ENDED
                             DECEMBER 31        AMOUNT
                             -----------        ------
                            2002..........     $ 71,276(1)
                            2003..........          408
                            2004..........          244
                            2005..........           63
                            2006..........            4
                         Thereafter.......           --
                                               --------
                                               $ 71,995
                                               ========

----------
(1) See above for discussion on classification of the Foothill/Elliott credit facility and the 9 3/4% Senior Notes.

(10) LEASES

    The Company had under capital and operating leases office and warehouse space and equipment with remaining terms ranging from approximately one to five years. The future minimum lease payments under Grant's various capital and non-cancelable operating leases are as follows (dollars in thousands):

                                                                           CAPITAL        OPERATING
          YEARS                                                             LEASES          LEASES
          -----                                                           ----------      ----------
           2002 .....................................................     $      446      $      496
           2003 .....................................................            282             111
           2004 .....................................................            165              32
           2005 .....................................................             33              --
           2006 .....................................................              4              --
                                                                          ----------      ----------
         Total minimum lease payments ...............................            930             639
         Less interest ..............................................            (69)             --
                                                                          ----------      ----------
                   Present value of net minimum lease payments ......     $      861      $      639
                                                                          ==========      ==========

    Accumulated amortization for capitalized leases was $5.0 million and $1.1 million at December 31, 2000 and 2001, respectively. Rental expense was $2.2 million, $2.4 million and $1.6 million for 1999, 2000 and 2001, respectively.

(11) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(12) STOCK-BASED COMPENSATION

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

    The Incentive Plan was amended in June 2001 to increase the number of shares reserved for issuance under the Incentive Plan from 2,000,000 shares of Grant common stock to 2,750,000 shares of Grant common stock. Additionally, effective June 30, 2001, the Board of Directors approved the repricing of certain original options outstanding with exercise prices between $3.00 and $6.84 per share to $2.00 per share. No compensation cost resulted from the repricing because, as of the repricing date, the exercise price of the repriced options was not estimated to be less than the fair value of the underlying shares. The Company has adopted the variable method of accounting for the related options effective June 30, 2001. No compensation cost has been recognized for the year ended December 31, 2001 related to these options, as the exercise price of the repriced options is not estimated to have exceeded the fair value of the underlying shares during the period beginning June 30, 2001 and ending December 31, 2001.

    The Incentive Plan is required to be administered by the Board of Directors or by a committee of the Board of Directors consisting of at least two non-employee directors. The Board of Directors or its designated committee will select the employees and non-employee directors to whom awards may be granted and the type of award to be granted and determine, as applicable, the number of shares to be subject to each award, the exercise price and the vesting. In making such determinations, the Board of Directors or its designated committee will take into account the employee's present and potential contributions to the success of the Company and other relevant factors. As of December 31, 2001, awards covering 2,342,400 shares have been made by the Board of Directors. During 2001, there were 1,080,100 option cancellations due to terminations. All such options were granted at a price equal to or in excess of the then estimated fair market value of the Company's stock at the date of grant. Such options have an average exercise price of $2.42 per share (range of $2.00 to $6.84 per share), subject to adjustment in certain circumstances. The 2001 awards consist of 1,288,800 non-statutory stock options that will vest annually in equal one-third increments beginning on June 30, 2002. Such options have an exercise price of $2.00 per share. In addition, 57,000 total restricted shares (36,000 in 1998, 18,000 in 1999 and 3,000 in 2000) were granted to each non-employee director subject to the satisfaction of certain conditions set forth under the Incentive Plan. The Company recognized approximately $69,000 in compensation expense in 2000 and $0 in 2001, respectively, in relation to such restricted shares, based on its estimate of fair market value pursuant to SFAS No. 123. As of March 28, 2002, 54,000 of such shares were unrestricted.

Stock Options

    A summary of the status of stock options granted is presented below.

                                                           NUMBER         WEIGHTED
                                                          OF SHARES        AVERAGE
                                                         UNDER OPTION   EXERCISE PRICE
                                                         ------------   -------------
         Shares under option at December 31, 1999 ...      1,766,400     $     5.03
           Granted ..................................        705,000     $     2.79
           Exercised ................................             --             --
           Canceled .................................        337,700     $     5.68
                                                          ----------     ----------
         Shares under option at December 31, 2000 ...      2,133,700     $     4.14
           Granted ..................................      1,288,800     $     2.00
           Exercised ................................             --     $       --
           Canceled .................................      1,080,100     $     3.86
                                                          ----------     ----------
         Shares under option at December 31, 2001 ...      2,342,400     $     2.42
                                                          ==========     ==========

          Options exercisable at December 31:
           2000 .....................................        842,467     $     4.34
           2001 .....................................        735,933     $     3.41

    The following table summarizes information with respect to stock options outstanding at December 31, 2001

                                NUMBER             WEIGHTED                                  NUMBER
            RANGE OF          OUTSTANDING           AVERAGE              WEIGHTED          EXERCISABLE        WEIGHTED
            EXERCISE              AT               REMAINING              AVERAGE              AT              AVERAGE
             PRICES            12/31/01        CONTRACTUAL LIFE       EXERCISE PRICE        12/31/01       EXERCISE PRICE
            --------          -----------      ----------------       --------------       -----------     --------------
         $ 4.75 to $6.84         298,000              4.87               $  5.49             298,000            $ 5.49
            $ 2.00             2,044,400              4.44               $  2.00             437,933            $ 2.00
                               ---------                                                     -------            ------
                               2,342,400                                                     735,933            $ 3.41
                               =========                                                     =======

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

                                                                         2001
                                                              --------------------------
                                                                 AS
                                                               REPORTED       PRO FORMA
                                                              ----------      ----------
         Net loss applicable to common stock ............     $  (72,217)     $  (72,217)
         Loss per common share - basic and diluted ......     $    (4.96)     $    (4.96)

                                                                         2000
                                                              --------------------------
                                                                 AS
                                                               REPORTED       PRO FORMA
                                                              ----------      ----------
         Net loss applicable to common stock ............     $  (41,926)     $  (41,926)
         Loss per common share - basic and diluted ......     $    (2.88)     $    (2.88)

    The estimated weighted average fair value of options granted during 2000 and 2001 was $0 and $0, respectively, determined in conformity with the Black-Scholes option pricing model in all material respects.

(13) EMPLOYEE BENEFIT PLANS

    Employee Retirement Savings Plan

    GGI had established a defined contribution plan covering substantially all U.S. and certain foreign employees whereby participants could elect to contribute between 1% and 15% of their annual salary. Participants could not make contributions in excess of $10,500 per year (as adjusted annually by the cost of living adjustment factor). On the Effective Date, GGI assumed and assigned the plan to Grant. Under the plan, the employer may contribute, on a discretionary basis, one-half of the participant's contribution percentage up to 6% (limited to 3% of any employee's annual salary). The plan was amended in June 1997 to eliminate the employer's option to contribute common stock so that discretionary contributions may be made only in the form of cash. Cash contributions to the plan by Grant for years ended December 31, 1999, 2000 and 2001 totaled $94,000, $51,000, and $43,000, respectively.

    Other Post Retirement Benefits

    GGI sponsored a defined contribution post-retirement plan which, pursuant to the Plan, was assumed by GGI and assigned to Grant. The post-retirement plan is contributory and is structured to provide medical coverage for eligible retirees and their dependents (as defined in the post-retirement plan). Generally, employees who have completed 10 years of continuous service with the Company, are between 55 and 65 years of age, and are ineligible for Medicare are eligible for plan participation. On December 19, 2001, the post-retirement plan was amended to eliminate this medical coverage benefit from the post-retirement plan effective February 1, 2002. Liabilities for post-retirement health care benefits are not material to the Company's results of operations or financial position.

(14) STOCKHOLDERS' EQUITY

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

    Grant has authorized 150,000 shares of 8% exchangeable pay-in-kind preferred stock (the "Exchangeable Preferred Stock"), par value $0.001 per share, with a liquidation preference of $100 per share, of which 0 and 0 shares were outstanding as of December 31, 2000 and 2001, respectively. Dividends accrued at an annual rate of 8%, of the liquidation value and paid quarterly on April 1, July 1, October 1 and January 1. Unpaid dividends associated with the Exchangeable Preferred Stock at December 31, 1999 were approximately $225,000. The shares were issued between August 16 and December 29, 1999, and dividends accrued from the issuance date. See Note 9 -- Debt for discussion of the issuance of shares of the Company's 8% Convertible Preferred Stock for outstanding shares of the Company's Exchangeable Preferred Stock and a portion of the Company's outstanding Senior Notes.


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

    Common Stock

    At December 31, 2001, Grant had authorized 50,000,000 shares of common stock, par value $.001 per share, of which 14,547,055 were issued and outstanding at December 31, 2000 and 2001. On September 30, 1999, the Company entered into an Asset Purchase Agreement, effective October 30, 1999 for the purchase of certain seismic acquisition equipment. The purchase price for the assets included the issuance of 100,000 shares of common stock, valued at $3.00 per share, which management considers fair market value at such time. The changes in common stock for the years ended December 31, 1999, 2000 and 2001 are as follows (dollars in thousands):

                                                                                COMMON STOCK
                                                                          -------------------------
                                                                            SHARES         AMOUNT
                                                                          ----------     ----------
         Balance, December 31, 1998 .................................     14,426,055     $       14
           Common stock issued to directors .........................         18,000             --
           Common stock issued in connection with the purchase of
              equipment .............................................        100,000              1
                                                                          ----------     ----------
         Balance, December 31, 1999 .................................     14,544,055     $       15
                                                                          ----------     ----------
           Common stock issued to directors .........................          3,000             --
                                                                          ----------     ----------
         Balance, December 31, 2000 .................................     14,547,055     $       15
                                                                          ----------     ----------
         Balance, December 31, 2001 .................................     14,547,055     $       15
                                                                          ==========     ==========

(15) COMMITMENTS AND CONTINGENCIES

    On December 11, 1997, certain holders of interests under the Plan, acting through an "ad hoc" committee, (the "Plaintiffs") commenced a lawsuit in the Bankruptcy Court against Grant, GGI, Elliott, Elliott International and Solid State. The lawsuit alleged that (i) GGI and Elliott breached their obligations under the Plan by seeking to complete the Solid State acquisition prior to commencing an offering of the Company's common stock, par value $.001 per share ("Common Stock"), to certain holders of claims and other interests under the Plan (the "Subscription Offering"), (ii) the Solid State acquisition and certain related transactions were unfair to the Plaintiffs because they diluted the value of the Common Stock to be issued to them under the Subscription Offering and impaired the Company's equity value and (iii) the Solid State acquisition and certain related transactions could and should have been, but were not, adequately disclosed in the disclosure statement filed with the Bankruptcy Court regarding the Plan. The Plaintiffs requested (i) compensatory and punitive damages in an unstated amount and (ii) revocation of the Plan. In addition, the Plaintiffs sought to enjoin completion of the Solid State acquisition and certain related transactions pending a trial on the merits. This request for injunctive relief was denied by the Bankruptcy Court on December 16, 1997, and was denied on appeal by the United States District Court for the District of Delaware on December 19, 1997. During the discovery process for the lawsuit, the parties began to discuss a settlement. These discussions led to a settlement of the lawsuit on June 19, 1998 (the "Settlement"). Under the terms of the Settlement, in exchange for a full and complete release of all of the Plaintiffs' claims against Elliott, Elliott International, the Company and their respective officers, directors, partners, employees, agents, subsidiaries, affiliates, successors and assigns relating to or arising out of the bankruptcy proceedings of GGI and a dismissal of the lawsuit, Elliott paid the Plaintiffs $150,000 for reimbursement of legal expenses and permitted the Plaintiffs to purchase Grant Common Stock in the Subscription Offering at a discounted subscription purchase price of $4.75 per share. The Company recorded $635,000 in litigation expense associated with the Settlement, representing the cash paid by Elliott and the $0.25 discount permitted the Plaintiffs to purchase Grant Common Stock in the Subscription Offering. In addition, Elliott agreed to indemnify Grant against any liability that they may incur in connection with the lawsuit. Nevertheless, other eligible subscribers in the Subscription Offering who did not execute a release in connection with the Subscription Offering could commence other lawsuits related to the Plan, which may not be subject to indemnification by Elliott, and which could have an adverse effect on Grant's business, reputation, financial position, results of operations or cash flows.

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

(16) RELATED PARTY TRANSACTIONS

    A former senior vice president of Grant loaned approximately CAD $500,000 for a two-year term at 10% interest to an entity in which the Company held, at the time, an 18% common equity interest. Additionally, Grant owned $268,000 of redeemable, cumulative preferred shares in the same entity. Currently, the Company holds a 10.9% common equity interest and no preferred shares. During 1998, Grant recorded a $271,000 write-down to reduce the carrying value of its investment in this entity to zero due to the entity's uncertain financial condition. The Company has in the past used this entity periodically to perform survey services. The senior vice president resigned in May 1998.

    The Company's former Chairman of the Board ("Chairman") was an officer of an affiliate of the Principal Stockholders of Grant. On April 28, 1998, Elliott granted to the Chairman options to purchase 100,000 shares of the Company's Common Stock from Elliott. Additionally, the Chairman has entered into a consulting agreement, dated April 28, 1998, with Grant (the "Consulting Agreement") which provides for an annual consulting fee of $100,000 for as long as he remained Chairman. Under the Consulting Agreement, the Chairman was also granted options by the Company to purchase 50,000 shares of Common Stock under the Incentive Plan at exercise prices equal to or in excess of the fair market value of the Company's stock on date of grant. These options vested annually in equal one-third increments beginning on December 31, 1998, and have an average exercise price of $6.07 per share. The Chairman resigned from the Board of Directors in December 2000 and at such time was granted stock options for 100,000 shares extending for one year to purchase shares at $2 per share as compensation for future services.

    See Note 20 for a discussion of the subscription offering and Notes 9, 14 and 21 for discussion of financing with Elliott.

    During 2000 and 2001, the Company performed data acquisition and processing services for an affiliated oil and gas exploration and production company. Further, this affiliated company participated in 2000 as an underwriter in one of the Company's multi-client data library programs. Revenues for these services were approximately $10,092,000 and $1,480,000 for 2000 and 2001, respectively, and related accounts receivable outstanding at December 31, 2001 was $200,000. Management of the Company believes such operations were conducted under terms and conditions comparable to third-party customers.

(17) LOSS PER SHARE

    Loss per common share-basic and diluted is computed as follows (in thousands, except per share amounts):

                                                                         YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                   1999            2000            2001
                                                                ----------      ----------      ----------
         Net loss applicable to common stock ..............     $  (46,049)     $  (41,926)     $  (72,217)
                                                                ==========      ==========      ==========
         Weighted average common shares ...................         14,458          14,547          14,547
                                                                ==========      ==========      ==========
         Loss per common share -- basic and diluted .......     $    (3.18)     $    (2.88)     $    (4.96)
                                                                ==========      ==========      ==========

     Dividend requirements on Grant's pay-in-kind preferred stock were $0.3 million, $4.3 million and $4.8 million for the years ended December 31, 1999, 2000, and 2001, respectively.

(18) COMPREHENSIVE INCOME (LOSS)

    Effective January 1, 1998, Grant adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components, including foreign currency translation adjustments and unrealized gains (losses) on marketable securities classified as available-for-sale. Grant's total comprehensive gain (loss) is as follows for the periods presented. No tax benefit (after consideration of the valuation allowance required under SFAS No. 109) has been allocated to "Other comprehensive loss -- foreign currency translation adjustments" for any of the reported periods.

                                                                              YEAR ENDED  DECEMBER 31,
                                                                     ------------------------------------------
                                                                        1999            2000            2001
                                                                     ----------      ----------      ----------
                                                                                   (IN THOUSANDS)
         Net loss applicable to common stock ...................     $  (46,049)     $  (41,926)     $  (72,217)
         Other comprehensive gain (loss) - foreign currency
           translation adjustments .............................          1,106            (996)             48
                                                                     ----------      ----------      ----------
                   Total comprehensive loss ....................     $  (44,943)     $  (42,922)     $  (72,169)
                                                                     ==========      ==========      ==========

(19) SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                             1999           2000           2001
                                                                          ----------     ----------     ----------
         CASH PAID FOR INTEREST AND TAXES:
           Taxes, net of refunds ....................................     $    2,282     $      218     $    3,155
           Interest .................................................         10,765          4,822          4,539

    As discussed in Note 8, on January 19, 2000 a total of $56,320,000 of the Company's then outstanding Senior Notes, together with $2,364,000 of accrued and unpaid interest, were exchanged for 389,722 shares of the Company's 8% Convertible Preferred Stock. The difference between the carrying value of the Senior Notes exchanged and the Convertible Preferred Stock has been reflected as an increase in additional paid-in capital due to the related party nature of the exchange.

    Non-cash investing and financing activities consisted of the following (in thousands):

                                                                          YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                    1999           2000           2001
                                                                 ----------     ----------     ----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Property, plant and equipment acquired through debt
    issuance ...............................................     $    2,000     $    1,268     $    1,900
  Property, plant and equipment acquired through stock
    issuance ...............................................            300             --             --
  Dividends paid in preferred stock in-kind ................             68          3,376          4,725

(20) SUBSCRIPTION OFFERING

    Pursuant to the Plan of Reorganization discussed in Note 1, the Company was required to conduct a subscription offering (the "Subscription Offering") of 4,750,000 shares of Grant Common Stock to certain holders of claims and other interests under the Plan for an aggregate purchase price of $23,750,000. The Plan provided that (i) Eligible Class 5 Claim Holders; (ii) Eligible Class 7 Interest Holders; and (iii) Eligible Class 8 Interest Holders, each as defined in the Plan (Collectively, the "Eligible Subscribers") could participate in the Subscription Offering. Because Elliott and certain of its affiliates, as interest holders under the Plan, were entitled to purchase 1,356,231 shares of Grant Common Stock in an offering by the Company, the Principal Stockholders offered the balance of such shares of Grant Common Stock to the Eligible Subscribers pursuant to the Subscription Offering. The Company registered the shares of Grant Common Stock with the Commission pursuant to the Subscription Offering. The registration statement became effective on July 7, 1998, and rights to subscribe for shares of Common Stock pursuant to the Subscription Offering expired if not exercised on August 24, 1998. As a result of the Subscription Offering, a total of 2,080,722 of shares were subscribed. The total purchase price for these shares received by the Principal Shareholders was approximately $9,918,000.

(21) SUBSEQUENT EVENTS

    Effective January 1, 2002, the Company has extended the useful lives of certain of its assets to properly match the depreciation expense with the future revenues expected to be obtained from the assets. The assets are primarily recording systems used to acquire seismic data in the Company's international locations. The 2002 impact on depreciation resulting from the asset life extensions will be a reduction of approximately $750,000.

    On January 7, 2002, the agreement for purchase and assignment of foreign accounts receivable with Elliott was modified to extend the term of the agreement to September 30, 2002 and to increase the maximum amount allowable to be purchased by Elliott from the Company to $5,250,000.

    On February 5, 2002, March 5, 2002 and March 21, 2002, additional modifications were made to the Elliott agreement to increase the maximum amount allowable to be purchased by Elliott from the Company to $7,500,000, $10,900,000 and $11,700,000, respectively. Additionally, the March 21, 2002 amendment expanded the scope of the agreement to include receivables for all of the Company's South American locations. As of March 28, 2002, $11,700,000 is outstanding under the agreement.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL FINANCIAL INFORMATION
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         1ST             2ND             3RD                4TH
                                                       QUARTER         QUARTER         QUARTER            QUARTER
                                                      ----------      ----------      ----------         ----------

         2000
         Revenues ...............................     $   24,801      $   16,751      $    8,847         $   15,753
         Operating loss .........................         (5,774)         (5,090)         (7,733)           (11,994)(1)
         Net loss ...............................         (8,222)         (7,104)         (9,711)           (12,585)
         Net loss applicable to common stock ....         (9,139)         (8,202)        (10,844)           (13,741)
         LOSS PER COMMON SHARE -
           BASIC AND DILUTED:
         Net loss per common share ..............     $     (.63)     $     (.56)     $     (.75)        $     (.94)

         2001
         Revenues ...............................     $   36,075      $   11,952      $   23,990         $   21,434
         Operating loss .........................         (2,830)         (5,004)         (5,008)(2)        (44,386)(3)
         Net loss ...............................         (5,592)         (6,882)         (7,392)           (47,531)
         Net loss applicable to common stock ....         (6,745)         (8,072)         (8,618)           (48,782)
         LOSS PER COMMON SHARE -
           BASIC AND DILUTED:
         Net loss per common share ..............     $     (.46)     $     (.55)     $     (.59)        $    (3.36)

----------

(1) Includes a $3,299 charge for asset impairment on the multi-client data library (see Note 4 to consolidated financial statements).

(2) Includes a $97 charge for asset impairment on the multi-client data library (see Note 4 to consolidated financial statements).

(3) Includes a $745 charge for asset impairment on the multi-client data library, a $31,390 charge for impairment of goodwill and a $6,372 charge for a net impairment on certain of the Company's fixed assets. (see Note 4 to consolidated financial statements).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------

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

     10.5              -- Grant Geophysical, Inc. 1997 Equity and Performance Incentive
                          Plan, as amended. (incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1, File No.
                          333-89863, originally filed with the Commission on October 28,
                          1999).

     10.6              -- Employment Agreement between the Registrant and Richard H. Ward, dated February 3, 1999 (incorporated by reference to Exhibit
                          10.17 of the Registrant's Annual Report on Form 10-K for the
                          fiscal year ended December 31, 1998, filed with the Commission on April 8, 1999).

     10.7              -- Loan and Security Agreement dated as of May 11, 1999 by and among the Registrant, Elliott Associates, L.P. and Foothill
                          Capital Corporation (incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 13, 1999).

    10.8               -- Amendment No. 1 to Loan and Security Agreement, dated as of
                          August 12, 1999, by and among the Registrant, Elliott
                          Associates, L.P. and Foothill Capital Corporation (incorporated by reference to Exhibit 10.11 of the Registrant's Registration
                          Statement on Form S-1, File No. 333-89863, originally filed with the Commission on October 28, 1999).

    10.9               -- Amendment No. 2 to Loan and Security Agreement, dated as of
                          September 23, 1999, by and among the Registrant, Elliott
                          Associates, L.P., and Foothill Capital Corporation.
                          (incorporated by reference to Exhibit 10.12 of the Registrant's
                          Registration Statement on Form S-1, File No. 333-89863,
                          originally filed with the Commission on October 28, 1999).

    10.10              -- Amendment No. 3 to Loan and Security Agreement, dated as February 14,
                          2000, by and among the Registrant, Elliott Associates, L.P. and
                          Foothill Capital Corporation. (incorporated by reference to Exhibit
                          10.13 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, originally filed with the Commission on
                          April 16, 2001).

    10.11              -- Employment Agreement between the Registrant and Stephen H. Wood, dated February 24, 1999 (incorporated by reference to Exhibit
                          10.18 of the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1998, filed with the Commission on April
                          8, 1999).

    10.12              -- Form of Indemnity Agreement between the Registrant and its directors (incorporated by reference to Exhibit 10.1 of the
                          Registrant's Current Report on Form 8-K filed with the
                          Commission on August 19, 1999).

    10.13              -- Employment Agreement between the Registrant and Thomas L. Easley, dated January 27, 2000. (incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the year ended
                          December 31, 2001, originally filed with the Commission on April 16,
                          2001).

    10.14              -- Amended and Restated Receipt, Assignment and Conveyance of Net
                          Revenue Interest as of August 30, 2000 by and between Grant
                          Geophysical Corp. and Elliott Associates, L.P. (incorporated by reference to Exhibit 10.01 of the Registrant's Quarterly Report
                          on Form 10-Q for the quarter ended June 30, 2000, originally filed with the Commission on August 22, 2000.

    10.15              -- Depository Agreement for Purchase Option as of December 1, 2000
                          by and between Grant Geophysical Corp. and Elliott Associates,
                          L.P.  (incorporated by reference to Exhibit 10.18 of the Registrant's
                          Annual Report on Form 10-K for the year ended December 31, 2001, originally filed with the Commission on April 16, 2001.

    10.16              -- Amendment to Depository Agreement for Purchase Option as of
                          January 25, 2001 by and between Grant Geophysical Corp. and
                          Elliott Associates, L.P.  (incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended
                          December 31, 2001, originally filed with the Commission on April 16, 2001).

    10.17              -- Second Amendment to Depository Agreement for Purchase Option as
                          of February 20, 2001 by and between Grant Geophysical Corp. and
                          Elliott Associates, L.P.  (incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended
                          December 31, 2001, originally filed with the Commission on April 16, 2001).

    10.18              -- Third Amendment to Depository Agreement for Purchase Option as
                          of February 22, 2001 by and between Grant Geophysical Corp. and
                          Elliott Associates, L.P.  (incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended
                          December 31, 2001, originally filed with the Commission on April 16, 2001).

    10.19              -- Amendment No. 4 to Loan and Security Agreement and Consent
                          effective February 2001 by and among Grant Geophysical Inc.,
                          Foothill Capital Corporation and Elliott Associates, L.P. Third
                          Amendment to Depository Agreement for Purchase Option as of
                          February 22, 2001 by and between Grant Geophysical Corp. and
                          Elliott Associates, L.P.  (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended
                          December 31, 2001, originally filed with the Commission on April 16, 2001).

    10.20              -- Amendment Number Five to Loan and Security Agreement and Consent
                          effective as of March 21, 2001 by and among Grant Geophysical
                          Inc., Foothill Capital Corporation and Elliott Associates, L.P. (incorporated
                          (by reference to Exhibit 10.23 of the Registrant's Annual Report on Form
                          10-K for the year ended December 31, 2001, originally filed with the Commission on April 16, 2001).

    10.21              -- Amendment Number Six to Loan and Security Agreement and Consent
                          effective as of June 28, 2001 by and among Grant Geophysical, Inc.,
                          Foothill Capital Corporation and Elliott Associates, L.P.  (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on
                          Form 10-Q for the quarter ended September 30, 2001, originally filed with the Commission on November 14, 2001).

    10.22              -- Agreement for Purchase and Assignment of Foreign Accounts Receivable
                          By and between Grant Geophysical (Int'l), Inc. and Elliott Associates, L.P.
                          (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly
                          Report on Form 10-Q for the quarter ended September 30, 2001, originally filed with the Commission on November 14, 2001).

    10.23              -- Guaranty Agreement by Grant Geophysical Corp. in favor of Elliott Associates, L.P.
                          (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly
                          Report on Form 10-Q for the quarter ended September 30, 2001, originally filed with the Commission on November 14, 2001).

    10.24*             -- Amendment Number One to Agreement for Purchase and Assignment  of
                          Foreign Accounts Receivable by and between Grant Geophysical (Int'l), Inc.
                          and Elliott Associates, L.P.

    10.25*             -- Amendment Number Two to Agreement for Purchase and Assignment  of
                          Foreign Accounts Receivable by and between Grant Geophysical (Int'l), Inc.
                          and Elliott Associates, L.P.

    10.26*             -- Amendment Number Three to Agreement for Purchase and Assignment  of
                          Foreign Accounts Receivable by and between Grant Geophysical (Int'l), Inc.
                          and Elliott Associates, L.P.

    10.27*             -- Amendment Number Four to Agreement for Purchase and Assignment  of
                          Foreign Accounts Receivable by and between Grant Geophysical (Int'l), Inc.
                          and its designated affiliates, and Elliott Associates, L.P.

    10.28*             -- Employment Agreement between the Registrant and Richard F. Miles, dated
                          August 1, 2001.


     21.1              -- Subsidiaries of the Registrant. (incorporated by reference to the Registrant's Registration Statement on Form S-1, originally filed with the Commission on October 28, 1999).

     99.1*             -- Letter to SEC regarding Arthur Andersen LLP.

----------

*    filed herein.