Form 10-Q
period 2002-03-31
GRANT GEOPHYSICAL INC
filed 2002-05-23
CIK 866722

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

                      For the quarter ended March 31, 2002

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

                            Yes [ ]      No [ ]

    As of May 10, 2002, 14,547,055 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public market for the common stock.

--------------------------------------------------------------------------------
* The Commission file number refers to a Form S-1 registration statement filed by the registrant under the Securities Act of 1933, which became effective January 12, 2000.

================================================================================

                             GRANT GEOPHYSICAL, INC.

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002

                                                                       PAGE(S)
                                                                       -------
   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

        Consolidated Balance Sheets as of December 31, 2001 and
          March 31, 2002                                                  3

        Consolidated Statements of Operations for the Three
          Months Ended March 31, 2001 and 2002                            4

        Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2001 and 2002                                   5

        Notes to Consolidated Financial Statements                        6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                10

   Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                                  13

   PART II.  OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds                    15
   Item 3.  Defaults on Senior Securities                                15
   Item 4.  Submission of Matters to a Vote of Security Holders          15
   Item 6.  Exhibits and Reports on Form 8-K                             15

   PART III.  SIGNATURES                                                 15


                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   DECEMBER 31,       MARCH 31,
                                                                       2001             2002
                                                                   ------------      -----------
                                                                                     (UNAUDITED)
   ASSETS

   Current assets:
     Cash and cash equivalents                                      $    2,471       $     990
     Restricted cash                                                        17              17
     Accounts receivable:
       Trade (net of allowance for doubtful accounts of $790 and
         $792 at December 31, 2001 and March 31, 2002,
         respectively)                                                  14,142          16,409
     Other                                                               3,696           5,049
     Inventories                                                           447             239
     Prepaids                                                            2,146           2,165
     Work in process                                                     1,511             508
                                                                    ----------       ---------
       Total current assets                                             24,430          25,377

   Property, plant and equipment                                        95,423          96,849
   Less: accumulated depreciation and amortization                      76,370          78,161
                                                                    ----------       ---------
       Net property, plant and equipment                                19,053          18,688

   Multi-client data library - non current, net                            599             554
   Other assets                                                          1,843           1,755
                                                                    ----------       ---------
       Total assets                                                 $   45,925       $  46,374
                                                                    ==========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Notes payable, current portion of long-term debt and
        capital lease obligations                                   $   63,776       $  70,926
     Term loan - affiliate                                               7,500           7,500
     Accounts payable                                                   12,471          10,832
     Accrued expenses                                                    9,402           9,149
     Accrued interest                                                    1,854             978
     Unearned revenue-current                                            4,349             848
     Foreign income taxes payable                                        1,272           2,046
                                                                    ----------       ---------
     Total current liabilities                                         100,624         102,279

   Long-term debt and capital lease obligations                            719             559
   Unearned revenue - non current                                          782             782
   Other liabilities and deferred credits                                1,399           1,375

   Stockholders' equity:
     Preferred stock, $.001 par value. Authorized 5,000,000
       shares 8% convertible preferred series, liquidation
       value $100 per share issued and outstanding 620,408
       shares at December 31, 2001 and 632,918 shares at
       March 31, 2002, respectively                                     62,041          63,292
     Common stock, $.001 par value. Authorized 50,000,000;
       shares issued and outstanding 14,547,055 shares at
       December 31, 2001 and March 31, 2002                                 15              15
     Additional paid-in capital                                         58,867          58,867
     Accumulated deficit                                              (176,194)       (178,485)
     Accumulated other comprehensive income                             (2,328)         (2,310)
                                                                    ----------       ---------
       Total stockholders' equity                                      (57,599)        (58,621)
                                                                    ----------       ---------

       Total liabilities and stockholders' equity                   $   45,925       $  46,374
                                                                    ==========       =========

           See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ---------------------
                                                    2001           2002
                                                  --------       --------
                                                        (UNAUDITED)
  Revenues                                        $ 36,075       $ 29,313

  Expenses:
    Direct operating expenses                       14,371         23,347
    Selling, general and administrative
      expenses                                       2,261          2,158
    Depreciation and amortization                   22,273          2,327
                                                  --------       --------
      Total costs and expenses                      38,905         27,832
                                                  --------       --------

      Operating income (loss)                       (2,830)         1,481

  Other income (expense):
    Interest, net                                   (1,730)        (1,742)
    Other                                             (913)             3
                                                  --------       --------
      Total other expense                           (2,643)        (1,739)
                                                  --------       ---------

      Loss before taxes                             (5,473)          (258)

  Income tax expense                                   119            782
                                                  --------       --------
    Net loss                                        (5,592)        (1,040)
    Preferred dividend requirements                  1,153          1,248
                                                  --------       --------
    Net loss applicable to common stock           $ (6,745)      $ (2,288)
                                                  ========       ========
  LOSS PER COMMON SHARE - BASIC
    AND DILUTED:

  Net loss                                        $  (0.38)     $   (0.07)
  Dividend requirements on pay-in-kind
    Preferred stock                                  (0.08)         (0.09)
                                                  --------      ---------
  Net loss per common share                       $  (0.46)     $   (0.16)
                                                  ========      =========

             See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         -------------------------
                                                                           2001            2002
                                                                         --------        ---------
                                                                               (UNAUDITED)
   CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS                                                            $ (5,592)       $ (1,040)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Depreciation and amortization expense                                4,764           2,283
       Multi-client data library amortization expense                      17,509              44
       (Gain) loss on sale of fixed assets                                    (33)            (20)
       Provision for doubtful accounts                                         30               9
       Exchange loss                                                          948             144
       Other non-cash items                                                    10              10
   CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN:
        Accounts receivable                                                (5,600)         (3,629)
        Inventories                                                            63             208
        Prepaids                                                              214             (20)
        Work in process                                                       797           1,003
        Other assets                                                          114              80
     INCREASE (DECREASE) IN:
        Accounts payable                                                    5,843          (1,624)
        Accrued interest and other expenses                               (13,907)         (4,630)
        Foreign income tax payable                                             --             774
        Other liabilities and deferred credit                                 (41)            (24)
                                                                         --------        ---------

       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  5,119          (6,432)

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                               (431)         (1,145)
     Multi-client data library                                               (203)             --
     Proceeds from sale of assets                                             130              34
                                                                         --------        --------

       NET CASH USED IN INVESTING ACTIVITIES                                 (504)         (1,111)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings made                                                       10,621          14,645
     Repayment on borrowings                                              (15,257)         (8,469)
                                                                         --------        ---------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (4,636)          6,176
                                                                         --------        --------
       EFFECT OF EXCHANGE RATE USED IN CHANGES ON CASH                       (390)            114
                                                                         --------        --------
       NET DECREASE IN CASH AND CASH EQUIVALENTS                             (411)         (1,481)
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     3,654           2,471
                                                                         --------        --------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  3,243        $    990
                                                                         ========        ========



          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) INDUSTRY CONDITIONS/LIQUIDITY/GOING CONCERN

    The liquidity of Grant Geophysical, Inc. and its subsidiaries ("Grant" or the "Company") should be considered in light of the cyclical nature of demand for land and transition zone seismic services. These fluctuations have rapidly impacted the Company's liquidity as supply and demand factors directly affect pricing.

    The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. While management believes there has been a recent improvement in market conditions for seismic services, especially in Latin America, funds to finance operations are expected to remain limited through 2002 and may not permit the Company to continue its operations in the ordinary course of business. The Company has in the past relied on its majority stockholder, Elliott Associates, L.P. ("Elliott"), to provide credit support and interim funding. As of May 10, 2002, $11.7 million has been provided by Elliott to the Company to provide working capital in the form of a factoring arrangement for certain foreign receivables, which represents the maximum amount allowed under the agreement (see Note 4). Elliott has indicated to the Company that it will not provide any additional funding to the Company on this basis.

    The Company is currently in default of certain non-financial covenants in its credit facility (the "Foothill/Elliott Credit Facility"), with Foothill Capital Corporation ("Foothill") and Elliott and under current circumstances other defaults are expected to occur. Accordingly, the Company has classified $16.9 million of otherwise long-term debt as current in the Company's financial statements for the quarter ended March 31, 2002. While Foothill has not taken any steps to accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility, it could do so at any time. Also, Foothill could refuse to advance additional amounts to the Company under the revolving credit portion of the Foothill/Elliott Credit Facility. If Foothill were to accelerate amounts due under the Foothill/Elliott Credit facility, or upon other events of default under the indenture for the Company's 9 3/4% Senior Notes due 2008, the trustee could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt related to the Senior Notes as current in the Company's financial statements for the quarter ended March 31, 2002. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

    There are currently no additional committed sources of financing available to the Company and no availability under existing facilities. Even if business conditions substantially improve and cost control initiatives are successful during 2002, the Company will require substantial cash flow to continue operations on a satisfactory basis, fund capital expenditures and meet its principal and interest requirements with respect to the 9 3/4% Senior Notes, Foothill/Elliott Credit Facility and other indebtedness, and its obligations under the Elliott factoring arrangement, as those amounts become due.

    The Company will need to attain profitable operating levels in order to provide sufficient cash flow to service its debt, maintain its operations and fund capital expenditures. While the Company was able to generate $1.5 million of operating income in the three months ended March 31, 2002, the overcapacity in the seismic service industry and the Company's increasing reliance on international operations, will require that the Company continue to closely manage its available cash resources. Because of the high costs associated with equipping and operating crews outside of North America and the time generally required to process billings and receive payments, the Company expects to require additional financing to support its international projects.

    The Company has approximately $142.3 million of debt and preferred stock outstanding at March 31, 2002. Currently, the Company's highly leveraged capital structure negatively impacts and will continue to negatively impact its profitability and operating cash flow. If the Company is not able to significantly improve its operations or obtain additional financing, either from Elliott or other sources, a financial restructuring will be required to allow the Company to be a viable entity on a long-term basis.

    Management is currently negotiating with Elliott and Foothill to obtain waivers to loan covenants and to provide additional financing. However, there can be no assurance that additional financing commitments or waivers to loan covenants can be obtained, that the terms of financing arrangements will be acceptable and the amounts will be sufficient to meet the company's needs or that additional defaults will not occur:
Additionally, the Company has taken measures to reduce costs through consolidation of certain locations, resizing its United States operations to reduced current demand levels, and reductions in overhead personnel. Should such measures be unsuccessful, and should the Company not receive waivers from Foothill or get additional support from Elliott, or should additional defaults occur, there would be substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of those uncertainties.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND INDUSTRY CONDITIONS

    The consolidated balance sheets of the Company as of March 31, 2002 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2002 are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements of Grant and its consolidated subsidiaries contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2002, respectively. Results of operations for the interim periods included herein are not necessarily indicative of results of operations for the full year periods. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Multi-client Data Library

    The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve-month period beginning at the completion of the acquisition and processing of each multi-client survey, costs are amortized based on revenues from such survey as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years. Amortization expense associated with the Company's multi-client data library was $17.5 million and $44,000 for the three months ended March 31, 2001 and 2002, respectively. As of December 31, 2001 and March 31, 2002, accumulated amortization related to the Company's multi-client data library was $29.0 million. On March 23, 2001, the Company completed the sale of a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker for $15,000,000 cash, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. The Company's remaining multi-client data library was $0.6 million at March 31, 2002.

    On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey or group of surveys.

    Asset Impairment

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets", long-lived assets and certain identifiable intangibles are written down to their current fair value whenever events or changes in circumstances indicate that the carrying amount of these assets are not recoverable. These events or changes in circumstances may include but are not limited to a significant change to the extent in which an asset is used, a significant decrease in the market value of the asset, or a projection or forecast that demonstrated continuing losses associated with an asset. If an impairment is determined, the asset is written down to its current fair value and a loss is recognized.

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

    Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," that requires all business combinations initiated after June 30, 2001 to be accounted for as purchases. The Company adopted SFAS No. 141 as required on July 1, 2001. The adoption did not have a material impact on the Company's financial position or results of operations.

    In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", requiring that all intangible assets without a contractual life no longer be amortized but reviewed annually, or as warranted by triggering events, for impairment in accordance with specific determination and measurement provisions. The Company has adopted SFAS No. 142 when required to do so on January 1, 2002; however, goodwill and intangible assets acquired subsequent to June 30, 2001, were subject immediately to the provisions of this standard. The Company had no amortization expense related to goodwill for the three months ending March 31, 2002 as, due to impairments recorded in 2001, the Company has no remaining goodwill at March 31, 2002.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" was issued. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and the interim periods within. The Company has adopted SFAS No. 144 on January 1, 2002 and does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position, results of operations or cash flows.

(3)  PROPERTY, PLANT AND EQUIPMENT

     Effective January 1, 2002, the Company has extended the useful lives of certain of its assets to properly match the depreciation expense with the future revenues expected to be obtained from the assets. The assets are primarily recording systems used to acquire seismic data in the Company's international locations. The impact on depreciation resulting from the asset life extensions will be a reduction of approximately $750,000 and $220,000 for the year ended December 31, 2002 and the three months ended March 31, 2002, respectively.

(4)  DEBT

     On January 7, 2002, the agreement for purchase and assignment of foreign accounts receivable with Elliott was modified to extend the term of the agreement to September 30, 2002 and to increase the maximum amount allowable to be purchased by Elliott from the Company to $5,250,000.

    On February 5, 2002, March 5, 2002 and March 21, 2002, additional modifications were made to the Elliott agreement to increase the maximum amount allowable to be purchased by Elliott from the Company to $7,500,000, $10,900,000 and $11,700,000, respectively. Additionally, the March 21, 2002 amendment expanded the scope of the agreement to include receivables for all of the Company's South American locations. As of March 31, 2002 and May 10, 2002, $11,700,000 was outstanding under the agreement, all of which is due September 30, 2002.

    The Company is currently in default of certain non-financial covenants in the Foothill/Elliott Credit Facility and under current circumstances other defaults are expected to occur. Accordingly, the

Company has classified $16.9 million of otherwise long-term debt as current in the Company's financial statements for the quarter ended March 31, 2002. While Foothill has not taken any steps to accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility, it could do so at any time. Also, Foothill could refuse to advance additional amounts to the Company under the revolving credit portion of the Foothill/Elliott Credit Facility. If Foothill were to accelerate amounts due under the Foothill/Elliott Credit facility or upon other events of default the trustee under the indenture for the Company's 9 3/4% Senior Notes due 2008, the trustee could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt related to the Senior Notes as current in the Company's financial statements for the quarter ended March 31, 2002. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

(5) MULTI-CLIENT DATA SALE

    On March 23, 2001, the Company completed the sale of a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker for $15,000,000 cash, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. The sale proceeds of $15,000,000 were recorded as revenues with a corresponding charge to amortization in the same amount for the three months ended March 31, 2001. Revenues from aggregate sales of multi-client data were $18,400,000 and amortization of related costs were $17,516,000 for the three months ended March 31, 2001.

(6)  SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED
                                                            MARCH 31,
                                                        ------------------------
                                                        2001             2002
                                                       -------         -------
                                                       (DOLLARS IN THOUSANDS)
CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
  Taxes, net of refunds                                $    95         $ 1,537
  Interest                                               2,238           2,197


(7) SEGMENT INFORMATION

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

    The tables below present information about the Company's reported segments for the periods indicated (dollars in thousands):

                                                           UNITED                  LATIN
                                                           STATES      CANADA     AMERICA     FAR EAST      TOTAL
                                                        ---------   ---------   ---------   ----------  ---------
 FOR THE THREE MONTHS ENDED MARCH 31, 2002:

  Revenues                                              $  1,023     $  7,302   $  20,988   $       0    $ 29,313
  Operating Income (Loss)                                 (2,211)         851       2,874         (33)      1,481
  Depreciation and Amortization                              591          643       1,093           0       2,327

 FOR THE THREE MONTHS ENDED MARCH 31, 2001:

  Revenues                                              $ 21,269(1)  $  7,757   $   5,245   $   1,804    $ 36,075

  Operating Income (Loss)                               (2,937)(1)        531        (903)        479      (2,830)
  Depreciation and Amortization                           20,012(1)     1,253         678         330      22,273


------------

(1) Includes $18,400 in revenues from multi-client data library sales and $17,516 in associated amortization.

(8) COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Grant is a provider of seismic data acquisition services in land and transition zone environments in selected markets, including the United States, Canada, Latin America and the Far East. The Company also markets seismic data acquisition services in the Middle East. The Company's seismic data acquisition services typically are provided on an exclusive contract basis to domestic and international oil and gas exploration and production companies and seismic data marketing companies. Grant also provides seismic data processing services through offices located in Houston, Texas and Quito, Ecuador.

    The market for seismic land acquisition, both domestically and in Canada, remained significantly depressed throughout the first three months of 2002. Additionally, demand for land and transition zone seismic data acquisition services are primarily determined by oil and gas industry capital expenditures, budgets and spending patterns. These spending patterns are affected by individual oil and gas company budgets as well as industry-wide conditions. Overcapacity in the seismic service industry continues to suppress pricing and activity levels and has materially adversely affected the Company's results of operations. Management has implemented a business plan in 2002 with the specific objectives of improving profitability and generating positive operating cash flow through intensified sales and marketing, tighter cost controls and reduced overhead expenses. Additionally, due to the competitive markets and decreased demand in the United States and Canada, the Company has increased its reliance on its Latin American land and transition zone operations in areas where higher demand levels exist.

    As of May 10, 2002, the Company was mobilizing one crew in the United States, and operating or mobilizing four crews in Latin America and one crew in Canada. For the three months ended March 31, 2002, the Company's total revenues were $29.3 million, with approximately 3.5% from the United States, 71.6% from Latin America, 24.9% from Canada and 0.0% from the Far East.

RESULTS OF OPERATIONS

THE THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED WITH THE THREE-MONTH PERIOD ENDED MARCH 31, 2001

    Revenues. Revenues for the three months ended March 31, 2002 were $29.3 million, compared with $36.1 million for the three months ended March 31, 2001. The net decrease during the first quarter of 2002 of $6.8 million, or 18.8%, was primarily due to the sale during the 2001 quarter for $15.0 million cash of a substantial portion of the Company's multi-client data library, and ongoing rights thereto, and reduced seismic data acquisition revenues in the United States and Canada; partially offset by significantly increased Latin America data acquisition revenues.

    Revenues from United States data acquisition operations decreased $2.2 million, or 71.0%, from $3.1 million for the three months ended March 31, 2001 to $0.9 million for the three months ended March 31, 2002. The decline in data acquisition revenues is due to the Company reducing the size of its United States operations due to reduced current demand levels. During the first quarter of 2001, the Company performed $1.3 million of data acquisition services for an affiliated oil and gas exploration and production company.

    Revenues from seismic data processing operations were $0.1 million for the first three months of 2002 compared to $0.2 million for the first three months of 2001. The reduction is primarily due to the Company closing its Dallas processing center in December 2001.

    Revenues from Canadian data acquisition operations decreased $0.1 million, or 1.4% from $7.4 million in the first three months of 2001 to $7.3 million in the first three months of 2002. During the first quarter of 2002, three land seismic crews were operating in Canada. During the first quarter of 2001, a range of four to five land seismic crews were operating in Canada, although the scope of the work was of a shorter duration during the 2001 quarter.

    Revenues from sales of the data library for the first three months of 2002 were $47,000, compared to $18.4 million for the first three months of 2001. In March 2001, the Company sold for $15.0 million cash a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. At March 31, 2002, the remaining book value of the Company's multi-client data library is $0.6 million.

    Revenues for data acquisition operations in Latin America increased $15.8 million, or 303.8%, from $5.2 million in the first three months of 2001 to $21.0 million in the first three months of 2002. This revenue increase is attributable to significant increases in working crew levels in the area resulting from increased activity levels of customers' exploration operations. During the first quarter of 2001, one to three seismic crews were operating in Latin America. During the first quarter of 2002, five to six seismic crews were operating in Latin America.

    Revenues for data acquisition operations in the Far East decreased $1.8 million, or 100%, from $1.8 million in the three months ended March 31, 2001 to $0.0 million in the three months ended March 31, 2002. During the first three months of 2001, the Company mobilized and operated one crew in New Zealand. No crews were in operation in the Far East during the first three months of 2002.

    Expenses. Direct operating expenses for the three months ended March 31, 2002 increased $8.9 million, or 61.8%, to $23.3 million, compared to $14.4 million for the three months ended March 31, 2001. This increase is primarily a result of increased data acquisition activities in Latin America in the first quarter of 2002.

    Selling, general and administrative expenses decreased $0.1 million, or 4.3%, to $2.2 million for the three months ended March 31, 2002 from $2.3 million for the three months ended March 31, 2001. This reduction is the result of the Company's ongoing efforts to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

    Depreciation and amortization decreased $20.0 million, or 89.7%, to $2.3 million in the first three months of 2002 from $22.3 million for the first three months of 2001. This decrease reflects additional amortization as a result of the sale of a substantial portion of its multi-client data library, and ongoing rights thereto, in the 2001 quarter combined with reduced depreciation resulting from the Company's impairment of certain fixed assets in the fourth quarter of 2001 and asset life extensions in 2002 (see Note 3). Capital expenditures were $2.0 million and $0.4 million for the first three months of 2002 and 2001, respectively.

    Other Income (Expenses). Interest expense, net, was $1.7 million in the first three months of 2002 and 2001. Included in the 2002 quarter are foreign exchange losses of $0.1 million compared to $0.9 million for the 2001 quarter.

    Tax Provision. The income tax provisions for the 2001 and 2002 quarters consisted of foreign income taxes. No benefit for United States federal income tax loss carryforwards was recorded in either period, given the uncertainty of realization of such tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    The liquidity of the Company should be considered in light of the cyclical nature of demand for land and transition zone seismic services. These fluctuations have rapidly impacted the Company's liquidity as supply and demand factors directly affect pricing.

    The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. While management believes there has been a recent improvement in market conditions for seismic services, especially in Latin America, funds to finance operations are expected to remain limited through 2002 and may not permit the Company to continue its operations in the ordinary course. As previously discussed, the Company has in the past relied on its majority stockholder, Elliott, to provide credit support and interim funding. As of May 10, 2002, $11.7 million had been provided by Elliott to the Company to provide working capital in the form of a factoring arrangement for certain foreign receivables, which represents the maximum amount allowed under the agreement (see Note 4). Elliott has indicated to the Company that it will not provide any additional funding to the Company on this basis.

    The Company is currently in default of certain non-financial covenants in the Foothill/Elliott Credit Facility and under circumstances other defaults are expected to occur. Accordingly, the Company has classified $16.9 million of otherwise long-term debt as current in the Company's financial statements for the quarter ended March 31, 2002. While Foothill has not taken any steps to accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility, it could do so at any time. Also, Foothill could refuse to advance additional amounts to the Company under the revolving credit portion of the Foothill/Elliott Credit Facility. If Foothill were to accelerate amounts due under the Foothill/Elliott Credit Facility or upon other events of default under the indenture for the Company's 9 3/4% Senior Notes due 2008, the trustee could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt as current in the Company's financial statements for the quarter ended March 31, 2002. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

    There are currently no additional committed sources of financing available to the Company and no availability under existing facilities. Even if business conditions substantially improve and cost control initiatives are successful during 2002, the Company will require substantial cash flow to continue operations on a satisfactory basis, fund capital expenditures and meet its principal and interest requirements with respect to the 9 3/4% Senior Notes, Foothill/Elliott Credit Facility and other indebtedness, and its obligations under the Elliott factoring arrangement, as those amounts become due.

    Management is currently negotiating with Elliott and Foothill to obtain waivers to loan covenants and to provide additional financing. However, there can be no assurance that additional financing commitments or waivers to loan covenants can be obtained, that the terms of financing arrangements will be acceptable and the amounts will be sufficient to meet the company's needs or that additional defaults will not occur. Additionally, the Company has taken measures to reduce costs through consolidation of certain locations, resizing its United States operations to reduced current demand levels, and reductions in overhead personnel. Should such measures be unsuccessful, and should the Company not receive waivers from Foothill or get additional support from Elliott, or should additional defaults occur, there would be substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of those uncertainties.

    The Company's ongoing capital requirements arise primarily from its need to service debt, fund cash requirements primarily to support its international projects and to acquire, maintain or improve equipment. During the three months ended March 31, 2002, $6.4 million was used in operating activities, a significant decrease from the same period last year when the Company generated $5.1 million from operating activities. This decrease in funds generated from operating activities was principally due to decreases in the Company's accounts payable despite increased activity levels and resulting accounts receivable combined with the fact that the 2001 quarter included the $15.0 million data library sale mentioned below. During the three months ended March 31, 2002, $6.2 million was provided by financing activities, which was primarily due to additional funding provided by Elliott. This compares to the same period in 2001 when $4.6 million was used in financing activities, which was due to a $4.6 million net reduction of debt. During the three months ended March 31, 2002, $1.1 million was used in investing activities, primarily due to $2.0 million of capital expenditures, $0.9 million of which is financed and will be paid during the remainder of 2002 and beyond. This compares to $0.5 million used in investing activities in the same period in 2001.

    The Company will need to attain profitable operating levels in order to provide sufficient cash flow to service its debt, maintain its operations and fund capital expenditures. While the Company was able to generate operating income in the three months ended March 31, 2002, the overcapacity in the seismic service industry and the Company's increasing reliance on international operations, will require that the Company continue to closely manage its available cash resources. Because of the high costs associated with equipping and operating crews outside of North America and the time generally required to process billings and receive payments, the Company expects to require significant amounts of liquidity to support its international projects.

    In 2001, Elliott advanced approximately $4.9 million to the Company through a depository agreement and a factoring arrangement, as discussed below, and as of December 31, 2001, $4.0 million remained outstanding. Already in 2002, Elliott has advanced an additional $7.7 million to the Company under the factoring arrangement representing the maximum advance allowed under this arrangement. In August 2001, Elliott and the Company entered into a factoring arrangement for certain foreign receivables, when Elliott advanced $4.0 million to the Company, which remained outstanding at December 31, 2001. At May 10, 2002, the amount outstanding under this arrangement was $11.7 million and all amounts become due and payable on September 30, 2002. The Company does not expect to be able to retire these amounts from its operating cash flows. In order to avoid a default under this agreement, the Company will either need to reach an accommodation with Elliott about the payment of these amounts or obtain additional financing to refinance the amount payable to Elliott.

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

    Capital expenditures for the three months ended March 31, 2002 were approximately $2.0 million and were used primarily to upgrade and expand the Company's seismic data acquisition and recording equipment. The Company's 2002 business plan contemplates up to $8.3 million of capital expenditures primarily to upgrade and replace seismic data acquisition and recording equipment. Actual capital expenditures will, however, be limited to an amount that can be funded from available cash and any equipment financing provided by manufacturers.

    As of March 31, 2002, the Company had approximately $79.0 million of indebtedness consisting of $43.5 million principal amount of the Senior Notes, $19.9 million outstanding borrowings under the Foothill/Elliott Credit Facility, $11.7 million payable under the Elliott factoring arrangement and $3.9 million of loans and capitalized leases primarily incurred to fund capital expenditures. In addition to the Company's indebtedness, the Company has approximately $63.3 million of preferred stock outstanding at March 31, 2002. Currently, the Company's highly leveraged capital structure negatively impacts and will continue to negatively impact its profitability and operating cash flow. If the Company is not able to significantly improve its operations or obtain additional financing, either from Elliott or other sources, a financial restructuring will be required to allow the Company to be a viable entity on a long-term basis.

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

    The Company's operating results were negatively impacted by foreign exchange losses of approximately $144,000 and $948,000 for the three months ended March 31, 2002 and 2001 respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company's results of operations and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical ten-percent increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent increase. The Company estimates that if prevailing market interest rates had been ten percent higher throughout the first three months of 2002 and all other factors affecting the Company's debt remained the same, the Company's pretax loss would have been increased by approximately $0.2 million for the first three months of 2002. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher during the first three months of 2002, and all other factors affecting the Company's debt remained the same, fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $3.6 million at March 31, 2002. Given the composition of the Company's debt structure, the Company does not hedge its interest rate risk.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In January 2002, the Company issued 12,510 shares of its 8% convertible preferred stock to satisfy payment in-kind dividend requirements on such stock issue. The issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    The Company is currently in default of certain non-financial covenants in the Foothill/Elliott Credit Facility and under current circumstances other defaults are expected to occur. The Company is not in default in the payment of any principal or interest under the Foothill/Elliott Credit Facility. Discussions with Foothill to obtain waivers of the existing covenant defaults are ongoing; however, there can be no assurance that the waivers will be obtained or additional defaults will not occur. While Foothill has not taken any steps to accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility, it could do so at any time. Accordingly, the company has classified $16.9 million of otherwise long-term debt as current in the company's financial statements for the three months ended March 31, 2002. Additionally, Foothill could refuse to advance additional amounts to the Company under the revolving credit portion of the Foothill/Elliott Credit Facility.

    If Foothill were to accelerate amounts due under the Foothill/Elliott Credit Facility or upon other events of default under the indenture for the Company's
9 3/4% Senior Notes due 2008, the trustee could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt as current in the Company's financial statements for the quarter ended March 31, 2002. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    None


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GRANT GEOPHYSICAL, INC.

Date:    May 23, 2002

                                        By:       /s/ JAMES BLACK
                                            ------------------------------------
                                                      James Black
                                                Chief Financial Officer
                                             (Principal Financial Officer)


                                        By:     /s/ SCOTT A. MCCURDY
                                            ------------------------------------
                                                    Scott A. McCurdy
                                                       Controller
                                             (Principal Accounting Officer)