Form 10-Q/A
period 2002-03-31
GRANT GEOPHYSICAL INC
filed 2002-05-24
CIK 866722

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
                                                  ========      =========

             See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         -------------------------
                                                                           2001            2002
                                                                         --------        ---------
                                                                               (UNAUDITED)
   CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS                                                            $ (5,592)       $ (1,040)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Depreciation and amortization expense                                4,764           2,283
       Multi-client data library amortization expense                      17,509              44
       (Gain) loss on sale of fixed assets                                    (33)            (20)
       Provision for doubtful accounts                                         30               9
       Exchange loss                                                          948             144
       Other non-cash items                                                    10              10
   CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN:
        Accounts receivable                                                (5,600)         (3,629)
        Inventories                                                            63             208
        Prepaids                                                              214             (20)
        Work in process                                                       797           1,003
        Other assets                                                          114              80
     INCREASE (DECREASE) IN:
        Accounts payable                                                    5,843          (1,624)
        Accrued interest and other expenses                               (13,907)         (4,630)
        Foreign income tax payable                                             --             774
        Other liabilities and deferred credit                                 (41)            (24)
                                                                         --------        ---------

       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  5,119          (6,432)

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                               (431)         (1,145)
     Multi-client data library                                               (203)             --
     Proceeds from sale of assets                                             130              34
                                                                         --------        --------

       NET CASH USED IN INVESTING ACTIVITIES                                 (504)         (1,111)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings made                                                       10,621          14,645
     Repayment on borrowings                                              (15,257)         (8,469)
                                                                         --------        ---------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (4,636)          6,176
                                                                         --------        --------
       EFFECT OF EXCHANGE RATE USED IN CHANGES ON CASH                       (390)           (114)
                                                                         --------        --------
       NET DECREASE IN CASH AND CASH EQUIVALENTS                             (411)         (1,481)
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     3,654           2,471
                                                                         --------        --------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  3,243        $    990
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

    On February 5, 2002, March 5, 2002 and March 21, 2002, additional modifications were made to the Elliott agreement to increase the maximum amount allowable to be purchased by Elliott from the Company to $7,500,000, $10,900,000 and $11,700,000, respectively. Additionally, the March 21, 2002 amendment expanded the scope of the agreement to include receivables for all of the Company's South American locations. As of March 31, 2002 and May 10, 2002, $11,700,000 was outstanding under the agreement, all of which is due on September 30, 2002.

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