Form 10-Q
period 2002-06-30
GRANT GEOPHYSICAL INC
filed 2002-08-29
CIK 866722

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

                       For the quarter ended June 30, 2002

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

                                 Yes [ ] No [ ]

    As of August 29, 2002, 14,547,055 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public market for the common stock.

--------------------------------------------------------------------------------

* The Commission file number refers to a Form S-1 registration statement filed by the registrant under the Securities Act of 1933, which became effective January 12, 2000.

================================================================================

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 2002

                                                                PAGE
                                                                ----
   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

        Consolidated  Balance  Sheets  as of  December  31,
          2001 and June 30, 2002                                  3

        Consolidated   Statements  of  Operations  for  the
          Three and Six Months Ended June 30, 2001 and 2002       4

        Consolidated  Statements  of Cash Flows for the Six
          Months Ended June 30, 2001 and 2002                     5

        Notes to Consolidated Financial Statements                6

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      14

   Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk                                        19

   PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                    20

   Item 2.  Changes in Securities and Use of Proceeds            20

   Item 3.  Defaults on Senior Securities                        20

   Item 4.  Submission  of  Matters  to a Vote of  Security
     Holders                                                     21

   Item 6.  Exhibits and Reports on Form 8-K                     21

   SIGNATURES                                                    22

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,       JUNE 30,
                                                                     2001             2002
                                                                 ------------      ---------
                                                                         (UNAUDITED)
  ASSETS

  Current assets:
    Cash and cash equivalents                                     $    2,471       $   2,596
    Restricted cash                                                       17              17
    Accounts receivable:
      Trade (net of allowance for doubtful accounts of $790
      and $706 at December 31, 2001 and June 30, 2002,
      respectively)                                                   14,142           9,393
     Other                                                             3,696           4,674
    Inventories                                                          447             440
    Prepaids                                                           2,146           2,152
    Work in process                                                    1,511           1,638
                                                                  ----------       ---------
      Total current assets                                            24,430          20,910

  Property, plant and equipment                                       95,423          99,059
  Less: accumulated depreciation and amortization                     76,370          80,393
                                                                  ----------       ---------
      Net property, plant and equipment                               19,053          18,666

  Multi-client data library -- non current, net                          599             532
  Other assets                                                         1,843           1,760
                                                                  ----------       ---------
      Total assets                                                $   45,925       $  41,868
                                                                  ==========       =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Notes payable, current portion of long-term debt and
       capital lease obligations                                  $   63,776       $  72,628
    Term loan - Elliott                                                7,500           7,500
    Accounts payable                                                  12,471           5,081
    Accrued expenses                                                   9,402           9,193
    Accrued interest                                                   1,854           2,326
    Unearned revenue-current                                           4,349           2,584
    Foreign income taxes payable                                       1,272           1,290
                                                                  ----------       ---------
      Total current liabilities                                      100,624         100,602

  Long-term debt and capital lease obligations                           719             488
  Unearned revenue -- non current                                        782             782
  Other liabilities and deferred credits                               1,399           1,247

  Stockholders' equity (deficit):
    Preferred stock, $.001 par value. Authorized 5,000,000
     shares 8% convertible preferred series, liquidation value
     $100 per share issued and outstanding 620,408 shares at
     December 31, 2001 and 645,403 shares at June 30, 2002,
     respectively                                                     62,041          64,540
    Common stock, $.001 par value. Authorized 50,000,000
     shares; 14,547,055 shares issued and outstanding at
     December 31, 2001 and June 30, 2002                                  15              15
    Additional paid-in capital                                        58,867          58,867
    Accumulated deficit                                             (176,194)       (182,068)
    Accumulated other comprehensive income                            (2,328)         (2,605)
                                                                  ----------       ---------
      Total stockholders' equity (deficit)                           (57,599)        (61,251)
                                                                  ----------       ---------
      Total liabilities and stockholders' equity (deficit)        $   45,925       $  41,868
                                                                  ==========       =========

          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30,                            JUNE 30,
                                                               -------------------------          ---------------------------
                                                                2001              2002               2001             2002
                                                               -------          --------          ---------         ---------
                                                                      (UNAUDITED)                         (UNAUDITED)
   Revenues                                                    $11,952           $15,631          $  48,027         $  44,945

   Expenses:
     Direct operating expenses                                  10,012            11,707             24,383            35,054
     Selling, general and administrative expenses                1,987             2,244              4,248             4,402
     Depreciation and amortization                               4,957             2,486             27,230             4,813
                                                               -------          --------          ---------         ---------
       Total costs and expenses                                 16,956            16,437             55,861            44,269
                                                               -------          --------          ---------         ---------
       Operating income (loss)                                  (5,004)             (806)            (7,834)              676

   Other income (expense):
     Interest, net                                              (1,607)           (1,938)            (3,337)           (3,635)
     Other                                                           2               708               (911)              665
                                                               -------          --------          ---------         ---------
       Total other income (expense)                             (1,605)           (1,230)            (4,248)           (2,970)
                                                               -------          --------          ---------         ---------
       Loss before taxes                                        (6,609)           (2,036)           (12,082)           (2,294)

   Income tax expense                                              273               298                392             1,081
                                                               -------          --------          ---------         ---------
     Net loss                                                   (6,882)           (2,334)           (12,474)           (3,375)
     Preferred dividend requirements                             1,190             1,287              2,343             2,536
                                                               -------          --------          ---------         ---------
     Net loss applicable to common stock                       $(8,072)         $ (3,621)         $ (14,817)        $  (5,911)
                                                               =======          ========          =========         =========

   LOSS PER COMMON SHARE - BASIC AND DILUTED:
   Net loss                                                    $ (0.47)         $  (0.16)         $   (0.86)        $   (0.23)
   Dividend requirements on pay-in-kind
     preferred stock                                             (0.08)            (0.09)             (0.16)            (0.18)
                                                               -------          --------          ---------         ---------
   Net loss per common share                                   $ (0.55)         $  (0.25)         $   (1.02)        $   (0.41)
                                                               =======          ========          =========         =========

          See accompanying Notes to Consolidated Financial Statements.

                     GRANT GEOPHYSICAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      -------------------------
                                                                         2001            2002
                                                                      ---------       ---------
                                                                            (UNAUDITED)
    CASH FLOWS FROM OPERATING ACTIVITIES:
      NET LOSS                                                        $ (12,474)      $  (3,375)
      ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
        Depreciation and amortization expense                             9,275           4,719
        Multi-client data library amortization expense                   17,955              93
        (Gain) loss on sale of fixed assets                                 (74)           (258)
        Provision for doubtful accounts                                      60               9
        Exchange (gain) loss                                                944            (108)
        Other non-cash items                                                 20              17
    CHANGES IN ASSETS AND LIABILITIES:
      (INCREASE) DECREASE IN:
         Accounts receivable                                             (2,489)          3,762
         Inventories                                                         83               7
         Prepaids                                                            46              (7)
         Work in process                                                   (231)           (127)
         Other assets                                                       132              53
      INCREASE (DECREASE) IN:
         Accounts payable                                                    70          (7,375)
         Accrued interest and other expenses                            (10,568)         (1,500)
         Foreign income tax payable                                         208              18
         Other liabilities and deferred credit                              (90)           (152)
                                                                      ---------       ---------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               2,867          (4,224)

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net                                          (1,653)         (2,021)
      Multi-client data library                                            (230)             --
      Proceeds from sale of assets                                          311             343
                                                                      ---------       ---------
        NET CASH USED IN INVESTING ACTIVITIES                            (1,572)         (1,678)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings made                                                    24,256          19,918
      Repayment on borrowings                                           (27,274)        (13,505)
                                                                      ---------       ---------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (3,018)          6,413
                                                                      ---------       ---------
    EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (440)           (386)
                                                                      ---------       ---------
    NET DECREASE IN CASH AND CASH EQUIVALENTS                            (2,163)            125
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      3,654           2,471
                                                                      ---------       ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   1,491       $   2,596
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

    The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. While management believes there has been a recent improvement in market conditions for seismic services, especially in Latin America, funds to finance operations are expected to remain limited through 2002 and may not permit the Company to continue its operations in the ordinary course of business. The Company has in the past relied on its majority stockholder, Elliott Associates, L.P. ("Elliott"), to provide credit support and interim funding. As of August 12, 2002, $11.7 million has been provided by Elliott to the Company to provide working capital in the form of a factoring arrangement for certain foreign receivables, which represents the maximum amount allowed under the agreement and is due and payable no later than September 30, 2002 (see Note 4). Elliott has indicated to the Company that it will not provide any additional funding to the Company on this basis. The Company does not expect to be able to retire these amounts from its operating cash flows. In order to avoid a default under this agreement, either Elliott will, at its sole and absolute discretion, elect to post $11.7 million in cash collateral to permit an advance under the supplemental term loan (see Note 4) of the Foothill/Elliott Credit Facility in a like amount, the proceeds of which are used to repay the Elliott factoring arrangement or the Company will need to otherwise reach an accommodation with Elliott about the payment of these amounts or obtain additional financing to refinance the amount payable to Elliott.

    On May 24, 2002, the Company completed further modifications to the Foothill/Elliott Credit Facility whereby, among other things, the maximum amount of the Foothill revolving facility was reduced from $10.0 million to $8.0 million (subject to additional borrowing base limitations) and Foothill agreed, subject to conditions, to fund a $16.5 million supplemental term loan. The revolving facility and supplemental term loan are in addition to the $7.5 million and $7.3 million ($7.8 million at June 30, 2002) in existing term loans owing to Elliott and Foothill, respectively, under the Foothill/Elliott Credit Facility. Advances under the supplemental term loan are conditioned, among other things, on Elliott having elected, at its sole and absolute discretion, to deposit cash collateral with Foothill in the amount of such advances to secure Elliott's guarantee of the supplemental term loan. The supplemental term loan will bear interest at the 90-day CD rate announced by Wells Fargo. The Foothill supplemental term loan and all other obligations under the Foothill/Elliott Credit Facility are secured by substantially all assets of the Company and its subsidiaries, are guaranteed by Elliott and, except as to the existing Elliott term loan, may be purchased from Foothill by Elliott at any time on 5 business days' notice.

    On July 8, 2002, the Company completed further modifications to the Foothill/Elliott Credit Facility whereby, among other things, the maximum amount of the Foothill supplemental term loan was increased from $16.5 million to $19.5 million. (see Note 9)

    Of the $12.7 million remaining undrawn under the supplemental term loan as of August 12, 2002, the Company expects Elliott to post cash collateral for $11.7 million thereof in any event only to the extent the Company's obligations to Elliott under the factoring arrangement will have been reduced by a like amount at the time of funding. Consequently, the Company expects the Foothill/Elliott Credit Facility will be available to fund only $1.0 million of the Company's working capital needs and only to the extent Elliott, in its sole and absolute discretion, posts sufficient cash collateral. There are currently no additional committed sources of financing available to the Company and no availability under existing facilities. Even if business conditions substantially improve and cost control initiatives are successful during 2002, the Company will require substantial cash flow to continue operations on a satisfactory basis, fund capital expenditures and meet its principal and interest requirements with respect to the 9 3/4% Senior Notes, Foothill/Elliott Credit Facility and other indebtedness, and its obligations under the Elliott factoring arrangement, as those amounts become due.

    On August 15, 2002, the Company requested Elliott to post cash collateral for $1.0 million to allow the Company to borrow a like amount under the supplemental term loan of the Foothill/Elliott Credit Facility. The amount outstanding under the supplemental term loan at that time was $6.8 million. This request was not granted at that time, and as of August 19, 2002, the amount outstanding under the supplemental term loan remains at $6.8 million. Elliott has the right to review and consider Company requests that Elliott post cash collateral to allow borrowings under the supplemental term loan of the Foothill/Elliott Credit Facility based upon, among other things, the recent performance of the Company at the time of each request.

    On August 15, 2002, due to insufficient cash on hand, the Company was not able to make the $2.1 million interest payment on the 9 3/4% Senior Notes due 2008 on that date as required by the indenture. The indenture provides a 30 day grace period for the Company to make the payment before an event of default occurs under the indenture. Elliott has not committed to post any additional cash collateral with respect of the supplemental term loan and may refuse to do so at its sole and absolute discretion. In addition, the Company does not expect to be able to fulfill the interest payment obligation through its cash flow from operations during this grace period. Therefore, unless Elliott, at its sole and absolute discretion, posts cash collateral to allow the Company to borrow additional amounts under the supplemental term loan or alternative financing is obtained, such failure to make the interest payment on or before September 14, 2002, the end of the 30 day grace period, will result in an event of default under the indenture.

    If an event of default under the indenture occurs because the Company fails to make its required interest payment on or before September 14, 2002, the end of the 30 day grace period, or upon any other events of default under the indenture, the trustee could take the steps necessary to cause that debt to become immediately due and payable, and individual bondholders may take actions to collect their interest, which could lead to the commencement of a proceeding under the federal bankruptcy code. Additionally, the failure to make the August 15, 2002 interest payment constitutes a default under the Foothill/Elliot Credit Facility and will become an event of default under such facility at the end of the grace period if such payment has not previously been made. Moreover, under current circumstances other defaults have occurred or are expected to occur under the Foothill/Elliott Credit Facility. Accordingly, the Company has classified $18.0 million of otherwise long-term debt under the Foothill/Elliott Credit Facility as current in the Company's financial statements for the quarter ended June 30, 2002. Upon any events of default under the Foothill/Elliott Credit Facility, Foothill may accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility at any time. In addition, so long as any defaults under the Foothill/Elliott Credit Facility (including not making the interest payment on the 9 3/4% Senior Notes due 2008) is continuing, Foothill is entitled to refuse to advance additional amounts to the Company under the revolving facility. If Foothill were to accelerate amounts due under the Foothill/Elliott Credit Facility or upon other events of default under the indenture for the Company's 9 3/4% Senior Notes due 2008, including not making the interest payment within the 30 day grace period, the trustee could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt related to the Senior Notes as current in the Company's financial statements for the quarter ended June 30, 2002. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

    The Company will need to attain profitable operating levels in order to provide sufficient cash flow to service its debt, maintain its operations and fund capital expenditures. While the Company was able to generate $0.7 million of operating income in the six months ended June 30, 2002, the overcapacity in the seismic service industry and the Company's increasing reliance on international operations will require that the Company continue to closely manage its available cash resources. Because of the high costs associated with equipping and operating crews outside of North America and the time generally required to process billings and receive payments, the Company expects to require substantial cash flow to support its international projects.

    The Company has approximately $145.2 million of debt and preferred stock outstanding at June 30, 2002. Currently, the Company's highly leveraged capital structure negatively impacts and will continue to negatively impact its profitability and operating cash flow. If the Company is not able to significantly improve its operations or obtain additional financing, either from Elliott or other sources, a financial restructuring will be required to allow the Company to be a viable entity on a long-term basis.

    The Company has taken measures to reduce costs through consolidation of certain locations, reducing the size of its United States operations due to reduced demand levels, and reductions in overhead personnel. Should such measures be unsuccessful, or should defaults on any of the Company's debt occur and amounts be accelerated, there would be substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of those uncertainties.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND INDUSTRY CONDITIONS

    The consolidated balance sheet of Grant Geophysical, Inc. and subsidiaries (the "Company") as of June 30, 2002 and the related consolidated statements of operations for the three and six months ended June 30, 2001 and 2002 and the related statements of cash flows for the six months ended June 30, 2001 and 2002 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002, the results of its operations for the three and six months ended June 30, 2001 and 2002, and the results of its cash flows for the six months ended June 30, 2001 and 2002, respectively. Results of operations for the interim periods included herein are not necessarily indicative of results of operations for the full year periods. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Multi-client Data Library

    The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve-month period beginning at the completion of the acquisition and processing of each multi-client survey, costs are amortized based on revenues from such survey as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years. On March 23, 2001, the Company completed the sale of a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker for $15,000,000 cash, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. Amortization expense associated with the Company's multi-client data library was $0.4 million and $49,000 for the three months ended June 30, 2001 and 2002, respectively and $18.0 million and $93,000 for the six months ended June 30, 2001 and 2002 respectively. As of December 31, 2001 and June 30, 2002, accumulated amortization related to the Company's multi-client data library was $29.0 million and $29.1 million, respectively. The Company's remaining multi-client data library was $0.5 million at June 30, 2002.

    On a quarterly basis, management estimates the residual value of each survey and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey or group of surveys.

    Asset Impairment

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets and certain identifiable intangibles are written down to their current fair value whenever events or changes in circumstances indicate that the carrying amount of these assets are not recoverable. These events or changes in circumstances may include but are not limited to a significant change to the extent in which an asset is used, a significant decrease in the market value of the asset, or a projection or forecast that demonstrated continuing losses associated with an asset. If an impairment is determined, the asset is written down to its current fair value and a loss is recognized.

    Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    The Company has not issued any common shares during 2002. Accordingly, the weighted average number of common shares is the current number of shares outstanding. Furthermore, options, warrants or securities are currently anti-dilutive and have not been included in the weighted average for dilutive shares outstanding.

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

    In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", requiring that all intangible assets without a contractual life no longer be amortized but reviewed annually, or as warranted by triggering events, for impairment in accordance with specific determination and measurement provisions. The Company has adopted SFAS No. 142 when required to do so on January 1, 2002; however, goodwill and intangible assets acquired subsequent to June 30, 2001, were subject immediately to the provisions of this standard. Due to impairments recorded in 2001, the Company has no remaining goodwill at June 30, 2002.

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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This statement rescinds the following statement of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and its amendment SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," as well as, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". The statement also amends SFAS No. 13, "Accounting for Leases", by eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not believe that this statement will have a material impact on its financial position, results of operations or cash flows.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under the terms of SFAS No. 146, the statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan. The effective date of the statement is for exit or disposal activities initiated after December 31, 2002 with early application encouraged. Management does not believe that this statement will have a material impact on its financial position, results of operations or cash flows.


(3) PROPERTY, PLANT AND EQUIPMENT

    Effective January 1, 2002, the Company extended the useful lives of certain of its assets to properly match the depreciation expense with the future revenues expected to be obtained from the assets. The assets are primarily recording systems used to acquire seismic data in the Company's international locations. The impact on depreciation resulting from the asset life extensions was $380,000 and $160,000 for the six and three months ended June 30, 2002, respectively.

(4) DEBT

    On January 7, 2002, the agreement for purchase and assignment of foreign accounts receivable with Elliott was modified to extend the term of the agreement to September 30, 2002 and to increase the maximum amount allowable to be purchased by Elliott from the Company to $5,250,000.

    Furthermore, on February 5, 2002, March 5, 2002 and March 21, 2002, additional modifications were made to the Elliott agreement to increase the maximum amount allowable to be purchased by Elliott from the Company to $7,500,000, $10,900,000 and $11,700,000, respectively. Additionally, the March
21, 2002 amendment expanded the scope of the agreement to include receivables for all of the Company's South American locations.

    On May 24, 2002, the Company completed further modifications to the Foothill/Elliott Credit Facility whereby, among other things, the maximum amount of the Foothill revolving facility was reduced from $10.0 million to $8.0 million (subject to additional borrowing base limitations) and Foothill agreed, subject to conditions, to fund a $16.5 million supplemental term loan. The revolving facility and supplemental term loan are in addition to the $7.5 million and $7.3 million ($7.8 million at June 30, 2002) in existing term loans owing to Elliott and Foothill, respectively, under the Foothill/Elliott Credit Facility. Advances under the supplemental term loan are conditioned, among other things, on Elliott having elected, at its sole and absolute discretion, to deposit cash collateral with Foothill in the amount of such advances to secure Elliott's guarantee of the supplemental term loan. The supplemental term loan will bear interest at the 90-day CD rate announced by Wells Fargo. The Foothill supplemental term loan and all other obligations under the Foothill/Elliott Credit Facility are secured by substantially all assets of the Company and its subsidiaries, are guaranteed by Elliott and, except as to the existing Elliott term loan, may be purchased from Foothill by Elliott at any time on 5 business days' notice.

    On May 24, 2002, the Company also completed further modifications to the Elliott factoring agreement whereby the Company granted a lien to Elliott on substantially all of the assets of the Company and its subsidiaries to secure the Company's obligations to Elliott. As of August 12, 2002, $11.7 million was outstanding under the factoring agreement all of which is due no later than September 30, 2002. Elliott has indicated to the Company that it will not provide any additional funding to the Company on this basis. The Company does not expect to be able to retire these amounts from its operating cash flows. In order to avoid a default under this agreement, either Elliott will, in its sole and absolute discretion, elect to post $11.7 million in cash collateral to permit an advance under the supplemental term loan of the Foothill/Elliott Credit Facility in a like amount, the proceeds of which are used to repay the Elliott factoring arrangement or the Company will need to otherwise reach an accommodation with Elliott about the payment of these amounts or obtain additional financing to refinance the amount payable to Elliott.

    On July 8, 2002, the Company completed further modifications to the Foothill/Elliott Credit Facility whereby, among other things, the maximum amount of the Foothill supplemental term loan was increased from $16.5 million to $19.5 million. (see Note 9)

    On July 8, 2002, the Company also completed further modifications to the Elliott factoring agreement. (see Note 9)

    Elliott has not committed to post any cash collateral in respect of the supplemental term loan and may refuse to do so in its sole and absolute discretion. The Company expects Elliott to review and consider Company requests that Elliott post cash collateral based upon, among other things, the recent performance of the Company at the time of each request. As of August 12, 2002, Elliott has posted $6.8 million of cash collateral, and the Company has borrowed a like amount under the supplemental term loan, $2.4 million in proceeds from which have been used to repay overadvances under the Foothill revolving facility in excess of the borrowing base. Of the $12.7 million remaining undrawn under the supplemental term loan as of August 12, 2002, the Company expects Elliott to post cash collateral for $11.7 million thereof in any event only to the extent the Company's obligations to Elliott under the factoring arrangement will have been reduced by a like amount at time of funding. Consequently, as of August 12, 2002, the Company expects the amended Foothill/Elliott Credit Facility will be available to fund only $1.0 million of the Company's working capital needs and only to the extent Elliott, at its sole and absolute discretion, posts sufficient cash collateral. There are currently no additional committed sources of financing available to the Company and no availability under existing facilities. Even if the entire $19.5 million of the supplemental term loan is made available to the Company and even if business conditions substantially improve and cost control initiatives are successful during 2002, the Company will require substantial cash flow to continue operations on a satisfactory basis, fund capital expenditures and meet its principal and interest requirements with respect to the 9 3/4% Senior Notes due 2008, the Foothill/Elliott Credit Facility and other indebtedness and its obligations under the Elliott factoring arrangement, as those amounts become due.

    On August 15, 2002, the Company requested Elliott to post cash collateral for $1.0 million to allow the Company to borrow a like amount under the supplemental term loan of the Foothill/Elliott Credit Facility. The amount outstanding under the supplemental term loan at that time was $6.8 million. This request was not granted at that time, and as of August 19, 2002, the amount outstanding under the supplemental term loan remains at $6.8 million. Elliott has the right to review and consider Company requests that Elliott post cash collateral to allow borrowings under the supplemental term loan of the Foothill/Elliott Credit Facility based upon, among other things, the recent performance of the Company at the time of each request.

    On August 15, 2002, due to insufficient cash on hand, the Company was not able to make the $2.1 million interest payment on the 9 3/4% Senior Notes due 2008 on that date as required by the indenture. The indenture provides a 30 day grace period for the Company to make the payment before an event of default occurs under the indenture. Elliott has not committed to post any additional cash collateral in respect of the supplemental term loan and may refuse to do so in its sole and absolute discretion. In addition, the Company does not expect to be able to fulfill the interest payment obligation through its cash flow from operations during this grace period. Therefore, unless Elliott, at its sole and absolute discretion, posts cash collateral to allow the Company to borrow additional amounts under the supplemental term loan or alternative financing is obtained, such failure to make the interest payment on or before September 14, 2002, the end of the 30 day grace period, will result in an event of default under the indenture.

    If an event of default under the indenture occurs because the Company fails to make its required interest payment on or before September 14, 2002, the end of the 30 day grace period, or upon any other events of default under the indenture, the trustee could take the steps necessary to cause that debt to become immediately due and payable, and individual bondholders may take actions to collect their interest, which could lead to the commencement of a proceeding under the federal bankruptcy code. Additionally, the failure to make the August 15, 2002 interest payment constitutes a default under the Foothill/Elliot Credit Facility and will become an event of default under such facility at the end of the grace period if such payment has not previously been made. Moreover, under current circumstances other defaults have occurred or are expected to occur under the Foothill/Elliott Credit Facility. Accordingly, the Company has classified $18.0 million of otherwise long-term debt under the Foothill/Elliott Credit Facility as current in the Company's financial statements for the quarter ended June 30, 2002. Upon any events of default under the Foothill/Elliott Credit Facility, Foothill may accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility at any time. In addition, so long as any defaults under the Foothill/Elliott Credit Facility (including not making the interest payment on the 9 3/4% Senior Notes due 2008) is continuing, Foothill is entitled to refuse to advance additional amounts to the Company under the revolving facility. If Foothill were to accelerate amounts due under the Foothill/Elliott Credit Facility or upon other events of default under the indenture for the Company's 9 3/4% Senior Notes due 2008, including not making the interest payment within the 30 day grace period, the trustee could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt related to the Senior Notes as current in the Company's financial statements for the quarter ended June 30, 2002. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

(5) MULTI-CLIENT DATA SALE

    On March 23, 2001, the Company completed the sale of a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker for $15,000,000 cash, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. The sale proceeds of $15,000,000 were recorded as revenues with a corresponding charge to amortization in the same amount for the three months ended March 31, 2001. Revenues from aggregate sales of multi-client data were $0.1 million and $0.2 million and amortization of related costs were $49,000 and $44,000 for the three and six months ended June 30, 2002, respectively.

 (6)     SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                      ------------------------
                                                                         2001          2002
                                                                      ----------     ---------
                                                                       (DOLLARS IN THOUSANDS)
            CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
              Taxes, net of refunds                                     $   773      $  2,985
              Interest                                                    2,276         2,365

(7) SEGMENT INFORMATION

    The Company has determined that its reportable segments are based on the Company's method of internal reporting, which disaggregates its one product/service line (geophysical services) further into four geographic regions: the United States, Canada, Latin America and the Far East.

    The Company evaluates the performance of its segments and allocates resources to them, in part, based on operating income (loss). There are no intersegment revenues.

    The tables below present information about the Company's reported segments for the periods indicated (dollars in thousands):

                                                           UNITED                         LATIN
                                                           STATES         CANADA         AMERICA        FAR EAST          TOTAL
                                                        -----------      --------        --------       --------       ----------
         FOR THE SIX MONTHS ENDED JUNE 30, 2002:

          Revenues                                      $  1,823         $ 7,893         $35,229         $    --        $  44,945
          Operating Income (Loss)                         (4,340)             32           5,045             (61)             676
          Depreciation and Amortization                    1,140           1,220           2,453              --            4,813

         FOR THE SIX MONTHS ENDED JUNE 30, 2001:

          Revenues                                      $ 23,898 (1)     $ 8,451         $13,704         $ 1,974        $  48,027
          Operating Income (Loss)                         (7,910)(1)        (843)            782             137           (7,834)
          Depreciation and Amortization                   22,611 (1)       2,446           1,760             413           27,230

----------

(1) Includes $19,000 in revenues from multi-client data library sales and $17,700 in associated amortization.

(8)  COMMITMENTS AND CONTINGENCIES

    The Company is a party to a lawsuit filed in August 2000, which alleges, among other things, that the defendants wrongfully acquired geophysical data from plaintiff's mineral estates after January 1, 1998. The Plaintiffs seek unspecified damages and injunctive relief. As of June 30, 2002, procedural hearings had been held on this matter and a class certification hearing on the merits was set for November 2002. Subsequent to June 30, 2002, the Company filed a motion for summary judgment and an amended motion for summary judgment which was heard and taken under advisement by the Court. On August 23, 2002, the judge ruled in favor of the Company and granted the amended motion for summary judgment (see Note 9). Should the Plaintiffs choose to appeal, the Company believes that the allegations of the Lawsuit are without merit and intends to vigorously defend the Lawsuit. Management does not believe this lawsuit will have a material adverse impact on the Company's financial position, results of operations or cash flows.

(9)  SUBSEQUENT EVENTS

     On July 8, 2002, the Company completed further modifications to its existing credit facility (the "Foothill/Elliott Credit Facility") with Foothill Capital Corporation ("Foothill") and Elliott Associates, L.P. ("Elliott") whereby, among other things, the maximum amount of the Foothill supplemental term loan was increased from $16.5 million to $19.5 million. The supplemental term loan is in addition to the Foothill revolving facility of $8.0 million (subject to borrowing base limitations) and the $7.5 million and $7.3 million ($7.8 million at June 30, 2002) in existing term loans owing to Elliott and Foothill, respectively, under the Foothill/Elliott Credit Facility. Advances under the supplemental term loan are conditioned, among other things, on Elliott having elected, at its sole and absolute discretion, to deposit cash collateral with Foothill in the amount of such advances to secure Elliott's guarantee of the supplemental term loan. The supplemental term loan will bear interest at the 90-day CD rate announced by Wells Fargo. The Foothill supplemental term loan and all other obligations under the Foothill/Elliott Credit Facility are secured by substantially all assets of the company and its subsidiaries, are guaranteed by Elliott and, except as to the existing Elliott term loan, may be purchased from Foothill by Elliott at any time on 5 business days' notice.

     The modifications to the Foothill/Elliott Credit Facility also include a new mandatory prepayment provision with respect to the $7.3 million Foothill term loan ($7.8 million at June 30, 2002). In brief, the new provision generally requires the Company, upon any net movement of equipment outside the United States and Canada, to prepay the Foothill term loan so that the remaining outstanding balance thereof is no greater than two-thirds of the appraised value of the equipment remaining in the United States and Canada in which Foothill has a perfected security interest.

     On July 8, 2002, the Company also completed further modifications to the Elliott factoring agreement. As amended, the factoring agreement provides, among other things, for the sale to Elliott, subject to conditions, of all billed and unbilled/work in progress non-U.S. dollar denominated foreign accounts receivable, subject to the parties' agreement that the aggregate face amount of accounts that Elliott will purchase thereunder at any time will not exceed $11.7 million divided by the factoring discount rate of 0.991667, or approximately $11.8 million. Elliott is obligated to pay for purchased accounts at a discounted rate of 0.991667 per dollar based on the invoice before value-added tax. If any receivable is not collected within 30 days, the Company is obligated to pay Elliott an additional discount at a monthly rate of 0.8333. Under the factoring agreement, the Company is required, among other things, to remit any payment received by the Company on any account purchased by Elliott on a mutually agreed timetable but in any event no later than September 30, 2002. As of August 12, 2002, $11.7 million was outstanding under the factoring agreement. Elliott has indicated to the Company that it will not provide any additional funding to the Company on this basis. The Company does not expect to be able to retire these amounts from its operating cash flows. In order to avoid a default under this agreement, either Elliott will, at its sole and absolute discretion, elect to post $11.7 million in cash collateral to permit an advance under the supplemental term loan of the Foothill/Elliott Credit Facility in a like amount, the proceeds of which are used to repay the Elliott factoring arrangement or the Company will need to otherwise reach an accommodation with Elliott about the payment of these amounts or obtain additional financing to refinance the amount payable to Elliott.

    On August 15, 2002, the Company requested Elliott to post cash collateral for $1.0 million to allow the Company to borrow a like amount under the supplemental term loan of the Foothill/Elliott Credit Facility. The amount outstanding under the supplemental term loan at that time was $6.8 million. This request was not granted at that time, and as of August 19, 2002, the amount outstanding under the supplemental term loan remains at $6.8 million. Elliott has the right to review and consider Company requests that Elliott post cash collateral to allow borrowings under the supplemental term loan of the Foothill/Elliott Credit Facility based upon, among other things, the recent performance of the Company at the time of each request.

    On August 15, 2002, due to insufficient cash on hand, the Company was not able to make the $2.1 million interest payment on the 9 3/4% Senior Notes due 2008 on that date as required by the indenture. The indenture provides a 30 day grace period for the Company to make the payment before an event of default occurs under the indenture. Elliott has not committed to post any additional cash collateral in respect of the supplemental term loan and may refuse to do so at its sole and absolute discretion. In addition, the Company does not expect to be able to fulfill the interest payment obligation through its cash flow from operations during this grace period. Therefore, unless Elliott, at its sole and absolute discretion, posts cash collateral to allow the Company to borrow additional amounts under the supplemental term loan or alternative financing is obtained, such failure to make the interest payment on or before September 14, 2002, the end of the 30 day grace period, will result in an event of default under the indenture.

    If an event of default under the indenture occurs because the Company fails to make its required interest payment on or before September 14, 2002, the end of the 30 day grace period, or upon any other events of default under the indenture, the trustee could take the steps necessary to cause that debt to become immediately due and payable, and individual bondholders may take actions to collect their interest, which could lead to the commencement of a proceeding under the federal bankruptcy code. Additionally, the failure to make the August 15, 2002 interest payment constitutes a default under the Foothill/Elliot Credit Facility and will become an event of default under such facility at the end of the grace period if such payment has not previously been made. Moreover, under current circumstances other defaults have occurred or are expected to occur under the Foothill/Elliott Credit Facility. Accordingly, the Company has classified $18.0 million of otherwise long-term debt under the Foothill/Elliott Credit Facility as current in the Company's financial statements for the quarter ended June 30, 2002. Upon any events of default under the Foothill/Elliott Credit Facility, Foothill may accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility at any time. In addition, so long as any defaults under the Foothill/Elliott Credit Facility (including not making the interest payment on the 9 3/4% Senior Notes due 2008) is continuing, Foothill is entitled to refuse to advance additional amounts to the Company under the revolving facility. If Foothill were to accelerate amounts due under the Foothill/Elliott Credit Facility or upon other events of default under the indenture for the Company's 9 3/4% Senior Notes due 2008, including not making the interest payment within the 30 day grace period, the trustee could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt related to the Senior Notes as current in the Company's financial statements for the quarter ended June 30, 2002. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

    The Company is a party to a lawsuit filed in August 2000, which alleges, among other things, that the defendants wrongfully acquired geophysical data from plaintiff's mineral estates after January 1, 1998. The Plaintiffs seek unspecified damages and injunctive relief. Subsequent to June 30, 2002 the Company filed a motion for summary judgment and an amended motion for summary judgment which was heard and taken under advisement by the Court. On August 23, 2002, under due consideration, the 229th Judicial District Court, Starr County, Texas ruled in favor of Grant Geophysical, Inc. and Grant Geophysical, Corporation's amended motion for summary judgment on this matter. The Court, after considering the amended motion for summary judgment, the responses and the argument of counsel ruled in favor of the Company. The Plaintiffs have the right to appeal the judge's decision and should file the appropriate appellate documents within 30 days of August 23, 2002 if they choose to do so. Failure to file an appeal during this period will result in dismissal of this matter. Should the Plaintiffs choose to appeal, the Company believes that the allegations of the Lawsuit are without merit and intends to vigorously defend the Lawsuit. Management does not believe this lawsuit will have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Grant is a provider of seismic data acquisition services in land and transition zone environments in selected markets, including the United States, Canada, Latin America and the Far East. The Company also markets seismic data acquisition services in the Middle East and Africa. The Company's seismic data acquisition services typically are provided on an exclusive contract basis to domestic and international oil and gas exploration and production companies and seismic data marketing companies. The Company also provides seismic data processing services through its international support facilities.

    The market for seismic land acquisition, both domestically and in Canada, remained significantly depressed throughout the first six months of 2002. Additionally, demand for land and transition zone seismic data acquisition services are primarily determined by oil and gas industry capital expenditures, budgets and spending patterns. These spending patterns are affected by individual oil and gas company budgets as well as industry-wide conditions. Overcapacity in the seismic service industry continues to suppress pricing and activity levels and has materially adversely affected the Company's results of operations. Management has implemented a business plan in 2002 with the specific objectives of improving profitability and generating positive operating cash flow through intensified sales and marketing, tighter cost controls and reduced overhead expenses. Additionally, due to the competitive markets and decreased demand in the United States and Canada, the Company has increased its reliance on its international land and transition zone operations in areas where higher demand levels exist.

    As of August 12, 2002, the Company was operating or mobilizing 2 crews in the United States, 4 crews in Latin America, 2 crews in Canada and 0 crews in the Far East. For the three months ended June 30, 2002, the Company's total revenues were $15.6 million, with approximately 4.7% from the United States, 91.5% from Latin America, 3.8% from Canada and 0.0% from the Far East. For the six months ended June 30, 2002 the Company's total revenues were $44.9 million, with approximately 4.0% from the United States, 78.4% from Latin America, 0.0% from the Far East and 17.6% from Canada.

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED WITH THE THREE-MONTH PERIOD ENDED JUNE 30, 2001

    Revenues. Revenues for the three months ended June 30, 2002 were $15.6 million, compared with $12.0 million for the three months ended June 30, 2001. The net increase during the second quarter of 2002 of $3.6 million, or 30.0%, was primarily the result of increased revenues from data acquisition operations in Latin America partially offset by decreased revenues from data acquisition operations in the United States, Canada and the Far East.

    Revenues from United States data acquisition operations decreased $0.8 million, or 53.3%, from $1.5 million for the three months ended June 30, 2001 to $0.7 million for the three months ended June 30, 2002. The decline in data acquisition revenues is due to the Company reducing the size of its United States operations as a result of reduced demand levels.

    Revenues from seismic data processing operations were $0.1 million for both the second quarter of 2002 and the second quarter of 2001.

    Revenues from the Canadian data acquisition operations increased $0.1 million, or 25.0% from $0.4 million in the second quarter of 2001 to $0.5 million in the three months ended June 30, 2002. During the second quarter of 2001, a range of one to two land seismic crews were operating in Canada. During the second quarter of 2002 one land seismic crew was operating in Canada but for a longer duration than the 2001 quarter.

    Revenues from sales of the data library for the three months ended June 30, 2002 were $0.1 million, compared to $1.3 million for the three months ended June 30, 2001. The decline is primarily due to the fact that the 2001 quarter included the sale, with ongoing rights thereto, of one of the Company's multi-client data surveys in the Southern U.S.

    Revenues for data acquisition operations in Latin America increased $5.8 million, or 68.2%, from $8.5 million for the second quarter of 2001 to $14.3 million for the second quarter of 2002. This revenue increase is attributable to significant increases in working crew levels in the area resulting from increased customer exploration operations.

    Revenues for data acquisition operations in the Far East decreased $0.2 million, or 100%, from $0.2 million for the three months ended June 30, 2001 to $0.0 million for the three months ended June 30, 2002. During a portion of the second quarter of 2001, the Company operated one crew in New Zealand. No crews were operating in the Far East during the second quarter of 2002.

    Expenses. Direct operating expenses for the three months ended June 30, 2002 increased $1.7 million, or 17.0%, to $11.7 million, compared to $10.0 million for the three months ended June 30, 2001. This increase is primarily a result of increased data acquisition activities in Latin America in the second quarter of 2002.

    Selling, general and administrative expenses increased $0.2 million, or 10.0%, to $2.2 million for the three months ended June 30, 2002 from $2.0 million for the three months ended June 30, 2001. This increase is the result of increased data acquisition activities in Latin America partially offset by the Company's ongoing efforts to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

    Depreciation and amortization decreased $2.5 million, or 50.0%, to $2.5 million in the three months ending June 30, 2002 from $5.0 million for the three months ended June 30, 2001. This decrease in 2002 is due to reduced depreciation resulting from the Company's impairment of certain fixed assets in the fourth quarter of 2001 and asset life extensions in 2002 (see Note 3).

    Other Income (Expenses). Interest expense, net, increased $0.3 million to $1.9 million in the second quarter of 2002 from $1.6 million in the second quarter of 2001. This increase is primarily due to additional debt outstanding during the 2002 quarter. Included in the second quarter of 2002 are foreign exchange gains of $0.3 million compared to $0.0 million in the 2001 quarter.

    Tax Provision. The income tax provisions for the 2001 and 2002 quarters consisted of foreign income taxes. No benefit for United States federal income tax loss carry forwards was recorded in either period, given the uncertainty of realization of such tax benefits.

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED WITH THE SIX-MONTH PERIOD ENDED JUNE 30, 2001

    Revenues. Revenues for the six months ended June 30, 2002 were $44.9 million, compared with $48.0 million for the six months ended June 30, 2001. The net decrease of $3.1 million, or 6.5%, was primarily due to the 2001 sale of a substantial portion of its multi-client data library, partially offset by increased Latin America data acquisition revenues.

    Revenues from United States data acquisition operations decreased $2.9 million, or 64.4%, from $4.5 million for the six months ended June 30, 2001 to $1.6 million for the six months ended June 30, 2002. This sharp decline in data acquisition revenues is due to the Company reducing the size of its United States operations due to reduced demand levels. During the first six months of 2001, the Company performed $1.2 million of data acquisition services for an affiliated oil and gas exploration and production company.

    Revenues from seismic data processing operations were $0.3 million and $0.2 million for the first half of 2001 and 2002 respectively. The decrease is primarily due to the closing of the Company's Dallas processing center.

    Revenues from the Canadian data acquisition operations were $7.8 million for the first six months of 2001 and 2002.

    Revenues from sales of the data library for the first six months of 2002 were $0.2 million, compared to $19.7 million for the first six months of 2001. In March, 2001 the Company sold for $15.0 million cash a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States.

    Revenues for data acquisition operations in Latin America increased $21.5 million, or 156.9%, from $13.7 million in the first six months of 2001 to $35.2 million in the first six months of 2002. The revenue increase is attributable to increased working crew levels in the area resulting from increases in the activity levels of customers' exploration operations.

    Revenues for data acquisition operations in the Far East decreased $2.0 million, or 100.0%, from $2.0 million in the six months ended June 30, 2001 to $0.0 million in the six months ended June 30, 2002. During the first six months of 2001 the Company operated one crew in New Zealand although the crew was not active for the entire period. The Company operated no crews in the Far East during the six months ended June 30, 2002.

    Expenses. Direct operating expenses for the six months ended June 30, 2002 increased $10.7 million, or 43.9%, to $35.1 million, compared to $24.4 million for the six months ended June 30, 2001. This is primarily a result of increased data acquisition activities in Latin America.

    Selling, general and administrative expenses increased $0.2 million, or 4.8%, to $4.4 million for the six months ended June 30, 2002 from $4.2 million for the six months ended June 30, 2001. This increase is the result of the Company's increased activity levels in Latin America partially offset by the Company's ongoing efforts to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

    Depreciation and amortization decreased $22.4 million, or 82.4%, to $4.8 million in the first six months of 2002 from $27.2 million for the first six months of 2001. This decrease reflects the impact of additional amortization as a result of the sale of a substantial portion of its multi-client data library, and ongoing rights thereto, in the first quarter of 2001 combined with reduced depreciation resulting from the Company's life extensions in 2002 (see Note 3).

    Other Income (Expenses). Interest expense, net, increased $0.3 million to $3.6 million in the first six months of 2002 from $3.3 million in the first six months of 2001 primarily due to increased outstanding debt. Included in the 2001 and 2002 amounts are foreign exchange gains (losses) of ($944,000) and $108,000, respectively.

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

    The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. While management believes there has been a recent improvement in market conditions for seismic services, especially in Latin America, funds to finance operations are expected to remain limited through 2002 and may not permit the Company to continue its operations in the ordinary course. As previously discussed, the Company has in the past relied on its majority stockholder, Elliott, to provide credit support and interim funding. As of August 12, 2002, $11.7 million had been provided by Elliott to the Company to provide working capital in the form of a factoring arrangement for certain foreign receivables, which represents the maximum amount allowed under the agreement and is due and payable no later than September 30, 2002 (see
Note 4). Elliott has indicated to the Company that it will not provide any additional funding to the Company on this basis. The Company does not expect to be able to retire these amounts from its operating cash flows. In order to avoid a default under this agreement, either Elliott will, in its sole and absolute discretion, elect to post $11.7 million in cash collateral to permit an advance under the supplemental term loan (see Note 4) of the Foothill/Elliott Credit Facility in a like amount, the proceeds of which are used to repay the Elliott factoring arrangement or the Company will need to otherwise reach an accommodation with Elliott about the payment of these amounts or obtain additional financing to refinance the amount payable to Elliott.

    Of the $12.7 million remaining undrawn under the supplemental term loan as of August 12, 2002, the Company expects Elliott to post cash collateral for $11.7 million thereof in any event only to the extent the Company's obligations to Elliott under the factoring arrangement will have been reduced by a like amount at the time of funding. Consequently, the Company expects the Foothill/Elliott Credit Facility will be available to fund only $1.0 million of the Company's working capital needs and only to the extent Elliott, at its sole and absolute discretion, posts sufficient cash collateral. There are currently no additional committed sources of financing available to the Company and no availability under existing facilities. Even if business conditions substantially improve and cost control initiatives are successful during 2002, the Company will require substantial cash flow to continue operations on a satisfactory basis, fund capital expenditures and meet its principal and interest requirements with respect to the 9 3/4% Senior Notes, Foothill/Elliott Credit Facility and other indebtedness, and its obligations under the Elliott factoring arrangement, as those amounts become due.

    On August 15, 2002, the Company requested Elliott to post cash collateral for $1.0 million to allow the Company to borrow a like amount under the supplemental term loan of the Foothill/Elliott Credit Facility. The amount outstanding under the supplemental term loan at that time was $6.8 million. This request was not granted at that time, and as of August 19, 2002, the amount outstanding under the supplemental term loan remains at $6.8 million. Elliott has the right to review and consider Company requests that Elliott post cash collateral to allow borrowings under the supplemental term loan of the Foothill/Elliott Credit Facility based upon, among other things, the recent performance of the Company at the time of each request.

    On August 15, 2002, due to insufficient cash on hand, the Company was not able to make the $2.1 million interest payment on the 9 3/4% Senior Notes due 2008 on that date as required by the indenture. The indenture provides a 30 day grace period for the Company to make the payment before an event of default occurs under the indenture. Elliott has not committed to post any additional cash collateral in respect of the supplemental term loan and may refuse to do so in its sole and absolute discretion. In addition, the Company does not expect to be able to fulfill the interest payment obligation through its cash flow from operations during this grace period. Therefore, unless Elliott, at its sole and absolute discretion, posts cash collateral to allow the Company to borrow additional amounts under the supplemental term loan or alternative financing is obtained, such failure to make the interest payment on or before September 14, 2002, the end of the 30 day grace period, will result in an event of default under the indenture.

    If an event of default under the indenture occurs because the Company fails to make its required interest payment on or before September 14, 2002, the end of the 30 day grace period, or upon any other events of default under the indenture, the trustee could take the steps necessary to cause that debt to become immediately due and payable, and individual bondholders may take actions to collect their interest, which could lead to the commencement of a proceeding under the federal bankruptcy code. Additionally, the failure to make the August 15, 2002 interest payment constitutes a default under the Foothill/Elliot Credit Facility and will become an event of default under such facility at the end of the grace period if such payment has not previously been made. Moreover, under current circumstances other defaults have occurred or are expected to occur under the Foothill/Elliott Credit Facility. Accordingly, the Company has classified $18.0 million of otherwise long-term debt under the Foothill/Elliott Credit Facility as current in the Company's financial statements for the quarter ended June 30, 2002. Upon any events of default under the Foothill/Elliott Credit Facility, Foothill may accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility at any time. In addition, so long as any defaults under the Foothill/Elliott Credit Facility (including not making the interest payment on the 9 3/4% Senior Notes due 2008) is continuing, Foothill is entitled to refuse to advance additional amounts to the Company under the revolving facility. If Foothill were to accelerate amounts due under the Foothill/Elliott Credit Facility or upon other events of default under the indenture for the Company's 9 3/4% Senior Notes due 2008, including not making the interest payment within the 30 day grace period, the trustee could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt related to the Senior Notes as current in the Company's financial statements for the quarter ended June 30, 2002. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

    The Company has taken measures to reduce costs through consolidation of certain locations, resizing its United States operations to reduced current demand levels, and reductions in overhead personnel. Should such measures be unsuccessful or should additional defaults occur and any of the Company's debt be accelerated, there would be substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of those uncertainties.

    The Company's ongoing capital requirements arise primarily from its need to service debt, fund its international projects and to acquire, maintain or improve equipment. During the six months ended June 30, 2002, $4.2 million was used in operating activities, a significant decrease from the same period last year when the Company generated $2.9 million provided by operating activities. This decrease in funds generated from operating activities was principally due to decreases in the Company's accounts payable despite increased activity levels and resulting accounts receivable combined with the fact that the 2001 quarter included the $15.0 million data library sale mentioned below. During the six months ended June 30, 2002, $6.4 million was provided by financing activities, which was primarily due to additional funding provided under the Foothill supplemental term loan and amounts advanced under the Elliott factoring arrangement partially offset by payback on the Company's debt. This compares to the same period in 2001 when $3.0 million was used in financing activities, which was due to net reduction of debt. During the six months ended June 30, 2002, $1.7 million was used in investing activities, primarily due to $4.2 million of capital expenditures, $2.2 million of which is financed and will be paid during the remainder of 2002 and beyond. This compares to $1.6 million used in investing activities in the same period in 2001.

    The Company will need to attain profitable operating levels in order to provide sufficient cash flow to service its debt, maintain its operations and fund capital expenditures. While the Company was able to generate operating income in the six months ended June 30, 2002, the overcapacity in the seismic service industry and the Company's increasing reliance on international operations, will require that the Company continue to closely manage its available cash resources. Because of the high costs associated with equipping and operating crews outside of North America and the time generally required to process billings and receive payments, the Company expects to require significant amounts of liquidity to support its international projects.

    In 2001, Elliott advanced approximately $4.9 million to the Company through a depository agreement and a factoring arrangement, as discussed below, and as of December 31, 2001, $4.0 million remained outstanding under the factoring arrangement. Already in 2002, Elliott has advanced an additional $7.7 million to the Company under the factoring arrangement representing the maximum advance allowed under this arrangement. At August 12, 2002, the amount outstanding under this arrangement was $11.7 million and all amounts are due and payable no later than September 30, 2002. The Company does not expect to be able to retire these amounts from its operating cash flows. In order to avoid a default under this agreement, the Company will either need to reach an accommodation with Elliott about the payment of these amounts or obtain additional financing to refinance the amount payable to Elliott.

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

    Capital expenditures for the six months ended June 30, 2002 were approximately $4.2 million and were used primarily to upgrade and expand the Company's seismic data acquisition and recording equipment. The Company's 2002 business plan contemplates up to $8.3 million of capital expenditures primarily to upgrade and replace seismic data acquisition and recording equipment. Actual capital expenditures will, however, be limited to an amount that can be funded from available cash and any equipment financing provided by manufacturers.

    As of June 30, 2002, the Company had approximately $80.6 million of indebtedness consisting of $43.5 million principal amount of the Senior Notes, $21.0 million outstanding borrowings under the Foothill/Elliott Credit Facility, $11.7 million payable under the Elliott factoring arrangement and $4.4 million of loans and capitalized leases primarily incurred to fund capital expenditures. In addition to the Company's indebtedness, the Company has approximately $64.5 million of preferred stock outstanding at June 30, 2002. Currently, the Company's highly leveraged capital structure negatively impacts and will continue to negatively impact its profitability and operating cash flow. If the Company is not able to significantly improve its operations or obtain additional financing, either from Elliott or other sources, a financial restructuring will be required to allow the Company to be a viable entity on a long-term basis.

FOREIGN CURRENCY RISK

    The Company conducts a substantial portion of its business in currencies other than the U.S. or Canadian dollars, particularly various Latin American currencies, and its international operations are subject to fluctuations in foreign currency exchange rates. Accordingly, the Company's international contracts could be significantly affected by fluctuations in exchange rates. International contracts requiring payment in currency other than U.S. or Canadian dollar typically are indexed to inflationary tables and generally are used for local expenses. With the exception of the Company's Canadian subsidiary, the functional currency for each of the Company's subsidiaries or branches is the U.S. dollar. The Company attempts to structure the majority of its international contracts to be partially billed and paid in U.S. dollars.

    The Company's operating results were impacted by foreign exchange gains (losses) of approximately $108,000 and ($944,000) for the six months ended June 30, 2002 and 2001, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company's results of operations and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical ten-percent increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent increase. The Company estimates that if prevailing market interest rates had been ten percent higher throughout the first and second quarter of 2002 and all other factors affecting the Company's debt remained the same, the Company's pretax loss would have been increased by approximately $0.2 million and $0.4 million, respectively for the three and six months ended June 30, 2002. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher during first six months of 2002, and all other factors affecting the Company's debt remained the same, fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $3.8 million at June 30, 2002. Given the composition of the Company's debt structure, the Company does not hedge its interest rate risk.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is a party to a lawsuit filed in August 2000, which alleges, among other things, that the defendants wrongfully acquired geophysical data from plaintiff's mineral estates after January 1, 1998. The Plaintiffs seek unspecified damages and injunctive relief. Subsequent to June 30, 2002 the Company filed a motion for summary judgment and an amended motion for summary judgment which was heard and taken under advisement by the Court. On August 23, 2002, under due consideration, the 229th Judicial District Court, Starr County, Texas ruled in favor of Grant Geophysical, Inc. and Grant Geophysical, Corporation's amended motion for summary judgment on this matter. The Court, after considering the amended motion for summary judgment, the responses and the argument of counsel ruled in favor of the Company. The Plaintiffs have the right to appeal the judge's decision and should file the appropriate appellate documents within 30 days of August 23, 2002 if they choose to do so. Failure to file an appeal during this period will result in dismissal of this matter. Should the Plaintiffs choose to appeal, the Company believes that the allegations of the Lawsuit are without merit and intends to vigorously defend the Lawsuit. Management does not believe this lawsuit will have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In April 2002, the Company issued 12,485 shares of its 8% convertible preferred stock to satisfy payment in-kind dividend requirements on such stock issue. The issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    On August 15, 2002, the Company requested Elliott to post cash collateral for $1.0 million to allow the Company to borrow a like amount under the supplemental term loan of the Foothill/Elliott Credit Facility. The amount outstanding under the supplemental term loan at that time was $6.8 million. This request was not granted at that time, and as of August 19, 2002, the amount outstanding under the supplemental term loan remains at $6.8 million. Elliott has the right to review and consider Company requests that Elliott post cash collateral to allow borrowings under the supplemental term loan of the Foothill/Elliott Credit Facility based upon, among other things, the recent performance of the Company at the time of each request.

    On August 15, 2002, due to insufficient cash on hand, the Company was not able to make the $2.1 million interest payment on the 9 3/4% Senior Notes due 2008 on that date as required by the indenture. The indenture provides a 30 day grace period for the Company to make the payment before an event of default occurs under the indenture. Elliott has not committed to post any additional cash collateral with respect to the supplemental term loan and may refuse to do so at its sole and absolute discretion. In addition, the Company does not expect to be able to fulfill the interest payment obligation through its cash flow from operations during this grace period. Therefore, unless Elliott, at its sole and absolute discretion, posts cash collateral to allow the Company to borrow additional amounts under the supplemental term loan or alternative financing is obtained, such failure to make the interest payment on or before September 14, 2002, the end of the 30 day grace period, will result in an event of default under the indenture.

    If an event of default under the indenture occurs because the Company fails to make its required interest payment on or before September 14, 2002, the end of the 30 day grace period, or upon any other events of default under the indenture, the trustee could take the steps necessary to cause that debt to become immediately due and payable, and individual bondholders may take actions to collect their interest, which could lead to the commencement of a proceeding under the federal bankruptcy code. Additionally, the failure to make the August 15, 2002 interest payment constitutes a default under the Foothill/Elliot Credit Facility and will become an event of default under such facility at the end of the grace period if such payment has not previously been made. Moreover, under current circumstances other defaults have occurred or are expected to occur under the Foothill/Elliott Credit Facility. Accordingly, the Company has classified $18.0 million of otherwise long-term debt under the Foothill/Elliott Credit Facility as current in the Company's financial statements for the quarter ended June 30, 2002. Upon any events of default under the Foothill/Elliott Credit Facility, Foothill may accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility at any time. In addition, so long as any defaults under the Foothill/Elliott Credit Facility (including not making the interest payment on the 9 3/4% Senior Notes due 2008) is continuing, Foothill is entitled to refuse to advance additional amounts to the Company under the revolving facility. If Foothill were to accelerate amounts due under the Foothill/Elliott Credit Facility or upon other events of default under the indenture for the Company's 9 3/4% Senior Notes due 2008, including not making the interest payment within the 30 day grace period, the trustee could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt related to the Senior Notes as current in the Company's financial statements for the quarter ended June 30, 2002. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits

     EXHIBIT NO.

     99.1*        --  Certification of Chief Executive Officer

     99.2*        --  Certification of Chief Financial Officer

     *  Filed Herein

(b)  Reports on Form 8-K

         On June 13, 2002, the Company filed a current report on Form 8-K related to the disclosure of Amendment Seven to the Foothill/Elliott credit facility and Amendment Five the Elliott factoring arrangement.

         On July 30, 2002, the Company filed a current report on Form 8-K related to the disclosure of Amendment Eight to the Foothill/Elliott credit facility and Amendment Six to the Elliott factoring arrangement.

         On August 12, 2002, the Company filed a current report on Form 8-K related to the dismissal of Arthur Andersen LLP as the Company's independent auditors.

         On August 21, 2002, the Company filed a current report on Form 8-K related to the default in interest payment to holders of the 9 3/4% Senior Notes due 2008 and the failure to timely file quarterly report on Form 10-Q for the period ending June 30, 2002.

         On August 26, 2002, the Company filed an amendment to its current report on Form 8-K filed on August 12, 2002 to disclose the fact that the Company has retained MANN FRANKFORT STEIN & LIPP CPAs, L.L.P. as the Company's independent auditors.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GRANT GEOPHYSICAL, INC.
Date:    August 29, 2002


                                       By:        /s/ RICHARD F. MILES
                                          --------------------------------------
                                                     Richard F. Miles
                                          President, Chief Executive Officer and
                                                        Director
                                              (Principal Executive Officer)


                                       By:           /s/ JAMES BLACK
                                           -------------------------------------
                                                       James Black
                                                  Chief Financial Officer
                                              (Principal Financial Officer)


                                       By:        /s/ SCOTT A. MCCURDY
                                           -------------------------------------
                                                    Scott A. McCurdy
                                                       Controller
                                               (Principal Accounting Officer)

                              EXHIBIT INDEX


         Exhibit No.                Description
         --------------             --------------------------------------------

         99.1*                      Certification of Chief Executive Officer

         99.2*                      Certification of Chief Financial Officer


         * Filed Herein