Form 10-Q
period 2002-09-30
GRANT GEOPHYSICAL INC
filed 2002-11-15
CIK 866722

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

                    For the quarter ended September 30, 2002

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

                              Yes [ ]   No [ ]

    As of November 14, 2002, 14,547,055 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public market for the common stock.

--------------------------------------------------------------------------------

* The Commission file number refers to a Form S-1 registration statement filed by the registrant under the Securities Act of 1933, which became effective January 12, 2000.

================================================================================

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2002

                                                                                                      PAGE
                                                                                                      ----
                  PART I.  FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                       Consolidated Balance Sheets as of December 31, 2001 and
                         September 30, 2002                                                             3

                       Consolidated Statements of Operations for the Three and
                         Nine Months Ended September 30, 2001 and 2002                                  4

                       Consolidated Statements of Cash Flows for the Nine Months
                         Ended September 30, 2001 and 2002                                              5

                       Notes to Consolidated Financial Statements                                       6

                  Item 2.  Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations                         12

                  Item 3.  Quantitative and Qualitative Disclosures about
                                 Market Risk                                                           17

                  Item 4.  Controls and Procedures                                                     17

                  PART II.  OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                           18
                  Item 2.  Changes in Securities and Use of Proceeds                                   18
                  Item 3.  Defaults on Senior Securities                                               18
                  Item 4.  Submission of Matters to a Vote of Security Holders                         18
                  Item 6.  Exhibits and Reports on Form 8-K                                            18

                  SIGNATURES AND CERTIFICATIONS                                                        20

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                                      2001            2002
                                                                                  ------------    -------------
                                                                                                  (UNAUDITED)
                   ASSETS

                   Current assets:
                     Cash and cash equivalents                                     $    2,471       $   3,436
                     Restricted cash                                                       17              17
                     Accounts receivable:
                       Trade (net of allowance for doubtful accounts of $790
                         and $538 at December 31, 2001 and September 30, 2002,
                         respectively)                                                 14,142          12,989
                       Other                                                            3,696           2,770
                     Inventories                                                          447             500
                     Prepaids and other                                                 2,146           3,000
                     Work in process                                                    1,511           1,754
                                                                                   ----------       ---------
                       Total current assets                                            24,430          24,466

                   Property, plant and equipment                                       95,423          96,606
                   Less: accumulated depreciation and amortization                     76,370          80,047
                                                                                   ----------       ---------
                       Net property, plant and equipment                               19,053          16,559

                   Multi-client data library -- non current, net                          599             457
                   Other assets                                                         1,843           1,852
                                                                                   ----------       ---------
                       Total assets                                                $   45,925       $  43,334
                                                                                   ==========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                   Current liabilities:
                     Notes payable, current portion of long-term debt and
                        capital lease obligations                                  $   63,776       $  74,546
                     Term loan - Elliott                                                7,500           7,500
                     Accounts payable                                                  12,471           8,532
                     Accrued expenses                                                   9,402           8,348
                     Accrued interest                                                   1,854           1,561
                     Unearned revenue-current                                           4,349           3,938
                     Foreign income taxes payable                                       1,272             853
                                                                                   ----------       ---------
                       Total current liabilities                                      100,624         105,278

                   Long-term debt and capital lease obligations                           719             387
                   Unearned revenue -- non current                                        782             782
                   Other liabilities and deferred credits                               1,399           1,048

                   Stockholders' equity (deficit):
                     Preferred stock, $.001 par value. Authorized 5,000,000
                       shares 8% convertible preferred series, liquidation value
                       $100 per share issued and outstanding 620,408 shares at
                       December 31, 2001 and 658,276 shares at September 30,
                       2002, respectively                                              62,041          65,828
                     Common stock, $.001 par value. Authorized 50,000,000
                       shares; 14,547,055 shares issued and outstanding at
                       December 31, 2001 and September 30, 2002                            15              15
                     Additional paid-in capital                                        58,867          58,867
                     Accumulated deficit                                             (176,194)       (186,670)
                     Accumulated other comprehensive income                            (2,328)         (2,201)
                                                                                   ----------       ----------
                       Total stockholders' equity (deficit)                           (57,599)        (64,161)
                                                                                   ----------       ----------
                       Total liabilities and stockholders' equity (deficit)        $   45,925       $  43,334
                                                                                   ==========       =========


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                          --------------------------------        ---------------------------
                                                                2001              2002                2001             2002
                                                          -------------      -------------        -------------    ----------
                                                                      (UNAUDITED)                         (UNAUDITED)
   Revenues                                                    $23,990           $18,238          $  72,017         $  63,183

   Expenses:
     Direct operating expenses                                  22,057            14,142             46,440            49,196
     Selling, general and administrative expenses                2,302             2,358              6,550             6,760
     Depreciation and amortization                               4,639             2,291             31,869             7,104
                                                               -------          --------          ---------         ---------
       Total costs and expenses                                 28,998            18,791             84,859            63,060
                                                               -------          --------          ---------         ---------
       Operating income (loss)                                  (5,008)             (553)           (12,842)              123

   Other income (expense):
     Interest, net                                              (1,617)           (1,806)            (4,954)           (5,441)
     Other                                                        (660)             (772)            (1,571)             (107)
                                                               -------          ---------         ----------        ----------
       Total other income (expense)                             (2,277)           (2,578)            (6,525)           (5,548)
                                                               -------          ---------         ----------        ----------
       Loss before taxes                                        (7,285)           (3,131)           (19,367)           (5,425)

   Income tax expense                                              107               183                499             1,264
                                                               -------          --------          ---------         ---------
     Net loss                                                   (7,392)           (3,314)           (19,866)           (6,689)
     Preferred dividend requirements                             1,226             1,327              3,569             3,863
                                                               -------          --------          ---------         ---------
     Net loss applicable to common stock                       $(8,618)         $ (4,641)         $ (23,435)        $ (10,552)
                                                               =======          ========          ==========        ==========

   LOSS PER COMMON SHARE - BASIC AND DILUTED:
   Net loss                                                    $ (0.51)        $   (0.23)         $   (1.37)        $   (0.46)
   Dividend requirements on pay-in-kind
     preferred stock                                             (0.08)            (0.09)             (0.24)            (0.27)
                                                               -------         ---------          ---------         ---------
   Net loss per common share                                   $ (0.59)         $  (0.32)         $   (1.61)        $   (0.73)
                                                               =======          ========          =========         =========


          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                     --------------------------
                                                                                        2001            2002
                                                                                     ----------      ----------
                                                                                            (UNAUDITED)
                   CASH FLOWS FROM OPERATING ACTIVITIES:
                     NET LOSS                                                        $ (19,866)      $  (6,689)
                     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
                     PROVIDED BY OPERATING ACTIVITIES:
                       Depreciation and amortization expense                            13,524           6,957
                       Multi-client data library amortization expense                   18,345             145
                       (Gain) loss on sale of fixed assets                                 367            (357)
                       Provision for doubtful accounts                                      90               9
                       Exchange (gain) loss                                              1,394             709
                       Other non-cash items                                                 26              26
                   CHANGES IN ASSETS AND LIABILITIES:
                     (INCREASE) DECREASE IN:
                        Accounts receivable                                             (7,390)          2,070
                        Inventories                                                        (38)            (53)
                        Prepaids                                                        (1,375)           (855)
                        Work in process                                                 (1,212)           (243)
                        Other assets                                                       220             (62)
                     INCREASE (DECREASE) IN:
                        Accounts payable                                                 4,941          (3,924)
                        Accrued interest and other expenses                             (9,797)         (1,754)
                        Foreign income tax payable                                         289            (419)
                        Other liabilities and deferred credit                              (67)           (351)
                                                                                     ----------      ----------
                       NET CASH USED IN OPERATING ACTIVITIES                              (549)         (4,791)

                   CASH FLOWS FROM INVESTING ACTIVITIES:
                     Capital expenditures, net                                          (2,011)         (2,342)
                     Multi-client data library                                            (233)             --
                     Proceeds from sale of assets                                          222             464
                                                                                     ---------       ---------
                       NET CASH USED IN INVESTING ACTIVITIES                            (2,022)         (1,878)

                   CASH FLOWS FROM FINANCING ACTIVITIES:
                     Borrowings made                                                    34,236          30,157
                     Repayment on borrowings                                           (33,254)        (21,908)
                                                                                     ---------       ----------
                       NET CASH PROVIDED BY  FINANCING ACTIVITIES                          982           8,249

                       EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (505)           (615)
                                                                                     ---------       ----------
                   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (2,094)            965

                   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      3,654           2,471
                                                                                     ---------       ---------
                   CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   1,560       $   3,436
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

    The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. While management believes there has been a recent improvement in market conditions for seismic services, especially in Latin America, funds to finance operations are expected to remain limited through 2002 and may not permit the Company to continue its operations in the ordinary course of business. The Company has in the past relied on its majority stockholder, Elliott Associates, L.P. ("Elliott"), to provide credit support and interim funding. As of November 10, 2002, $11.7 million has been provided by Elliott to the Company to provide working capital in the form of a factoring arrangement for certain foreign receivables, which represents the maximum amount allowed under the agreement and is due and payable no later than October 31, 2003 (See Note 4). Elliott has indicated to the Company that it will not provide any additional funding to the Company on this basis. The Company does not expect to be able to retire these amounts from its operating cash flows. In order to avoid a default under this agreement, either Elliott will, at its sole and absolute discretion, elect to post $11.7 million in cash collateral to permit an advance under the supplemental term loan (See Note 4.) of the Foothill/Elliott Credit Facility in a like amount, the proceeds of which are used to repay the Elliott factoring arrangement or the Company will need to otherwise reach an accommodation with Elliott about the payment of these amounts or obtain additional financing to refinance the amount payable to Elliott.

    On May 24, 2002, the Company completed further modifications to the Foothill/Elliott Credit Facility whereby, among other things, the maximum amount of the Foothill revolving facility was reduced from $10.0 million to $8.0 million (subject to additional borrowing base limitations) and Foothill agreed, subject to conditions, to fund a $16.5 million supplemental term loan. The revolving facility and supplemental term loan are in addition to the existing term loans owing to Elliott and Foothill under the Foothill/Elliott Credit Facility. Advances under the supplemental term loan are conditioned, among other things, on Elliott having elected, at its sole and absolute discretion, to deposit cash collateral with Foothill in the amount of such advances to secure Elliott's guarantee of the supplemental term loan. The supplemental term loan will bear interest at the 90-day CD rate announced by Wells Fargo. The Foothill supplemental term loan and all other obligations under the Foothill/Elliott Credit Facility are secured by substantially all assets of the Company and its subsidiaries, are guaranteed by Elliott and, except as to the existing Elliott term loan, may be purchased from Foothill by Elliott at any time on 5 business days' notice.

    On July 8, 2002, the Company completed further modifications to the Foothill/Elliott Credit Facility whereby, among other things, the maximum amount of the Foothill supplemental term loan was increased from $16.5 million to $19.5 million. Of the $11.7 million remaining undrawn under the supplemental term loan, the Company expects Elliott to post cash collateral for $11.7 million thereof in any event only to the extent the Company's obligations to Elliott under the factoring arrangement will have been reduced by a like amount at the time of funding. Consequently, the Company does expects that the Foothill/Elliott Credit Facility will not be available to fund any of the Company's working capital needs and would be available only to the extent Elliott, at its sole and absolute discretion, posts sufficient cash collateral. There are currently no additional committed sources of financing available to the Company and no availability under existing facilities. Even if business conditions substantially improve and cost control initiatives are successful during 2002, the Company will require substantial cash flow to continue operations on a satisfactory basis, fund capital expenditures and meet its principal and interest requirements with respect to the 9 3/4% Senior Notes, Foothill/Elliott Credit Facility and other indebtedness, and its obligations under the Elliott factoring arrangement, as those amounts become due.

    Under current circumstances other defaults are expected to occur under the Foothill/Elliott Credit Facility. Accordingly, the Company has classified $20.8 million of otherwise long-term debt under the Foothill/Elliott Credit Facility as current in the Company's financial statements for the quarter ended September 30, 2002. Upon any events of default under the Foothill/Elliott Credit Facility, Foothill may accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility at any time or refuse to advance additional amounts to the Company under the revolving facility. If Foothill were to accelerate amounts due under the Foothill/Elliott Credit Facility or upon other events of default under the indenture for the Company's 9 3/4% Senior Notes due 2008, the trustee could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt related to the Senior Notes as current in the Company's financial statements for the quarter ended September 30, 2002. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

    The Company will need to attain profitable operating levels in order to provide sufficient cash flow to service its debt, maintain its operations and fund capital expenditures. While the Company was able to generate $0.1 million of operating income in the nine months ended September 30, 2002, the overcapacity in the seismic service industry and the Company's increasing reliance on international operations will require that the Company continue to closely manage its available cash resources. Because of the high costs associated with equipping and operating crews outside of North America and the time generally required to process billings and receive payments, the Company expects to require substantial cash flow to support its international projects.

    The Company has approximately $148.3 million of debt and preferred stock outstanding at September 30, 2002. Currently, the Company's highly leveraged capital structure negatively impacts and will continue to negatively impact its profitability and operating cash flow. If the Company is not able to significantly improve its operations or obtain additional financing, either from Elliott or other sources, a financial restructuring will be required to allow the Company to be a viable entity on a long-term basis.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND INDUSTRY CONDITIONS

    The consolidated balance sheet of Grant Geophysical, Inc. and subsidiaries (the "Company") as of September 30, 2002 and the related consolidated statements of operations for the three and nine months ended September 30, 2001 and 2002 and the related statements of cash flows for the nine months ended September 30, 2001 and 2002 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2002, the results of its operations for the three and nine months ended September 30, 2001 and 2002, and the results of its cash flows for the nine months ended September 30, 2001 and 2002, respectively. Results of operations for the interim periods included herein are not necessarily indicative of results of operations for the full year periods. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Multi-client Data Library

    The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve-month period beginning at the completion of the acquisition and processing of each multi-client survey, costs are amortized based on revenues from such survey as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years. On March 23, 2001, the Company completed the sale of a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker for $15,000,000 cash, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. Amortization expense associated with the Company's multi-client data library was $18.3 million and $0.1 million for the nine months ended September 30, 2001 and 2002 respectively. As of December 31, 2001 and September 30, 2002, the Company's remaining multi-client data library was $0.6 million and $0.5 million, respectively.

    On a quarterly basis, management estimates the residual value of each survey and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey or group of surveys.

    Asset Impairment

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangibles are written down to their current fair value whenever events or changes in circumstances indicate that the carrying amount of these assets is not recoverable. These events or changes in circumstances may include but are not limited to a significant change to the extent in which an asset is used, a significant decrease in the market value of the asset, or a projection or forecast that demonstrated continuing losses associated with an asset. If an impairment is determined, the asset is written down to its current fair value and a loss is recognized.

    Use of Estimates

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," that requires all business combinations initiated after September 30, 2001 to be accounted for as purchases. The Company adopted SFAS No. 141 as required on July 1, 2001. The adoption did not have a material impact on the Company's financial position or results of operations.

    In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," requiring that all intangible assets without a contractual life no longer be amortized but reviewed annually, or as warranted by triggering events, for impairment in accordance with specific determination and measurement provisions. The Company has adopted SFAS No. 142 when required to do so on January 1, 2002; however, goodwill and intangible assets acquired subsequent to September 30, 2001, were subject immediately to the provisions of this standard. Due to impairments recorded in 2001, the Company has no remaining goodwill at September 30, 2002.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and the interim periods within. The Company has adopted SFAS No. 144 on January 1, 2002 and does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position, results of operations or cash flows.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This statement rescinds the following statement of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and its amendment SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," as well as, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." The statement also amends SFAS No. 13, "Accounting for Leases," by eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not believe that this statement will have a material impact on its financial position, results of operations or cash flows.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under the terms of SFAS No. 146, the statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan. The effective date of the statement is for exit or disposal activities initiated after December 31, 2002 with early application encouraged. Management does not believe that this statement will have a material impact on its financial position, results of operations or cash flows.

(3) PROPERTY, PLANT AND EQUIPMENT

    Effective January 1, 2002, the Company extended the useful lives of certain of its assets to properly match the depreciation expense with the future revenues expected to be obtained from the assets. The assets are primarily recording systems used to acquire seismic data in the Company's international locations. The impact on depreciation resulting from the asset life extensions was $500,000 and $120,000 for the nine and three months ended September 30, 2002, respectively.

(4) DEBT

    On January 7, 2002, the agreement for purchase and assignment of foreign accounts receivable with Elliott was modified to extend the term of the agreement to September 30, 2002 (subsequently extended to October 31, 2003) and to increase the maximum amount allowable to be purchased by Elliott from the Company to $5,250,000. Furthermore, on February 5, 2002, March 5, 2002 and March 21, 2002, additional modifications were made to the Elliott agreement to increase the maximum amount allowable to be purchased by Elliott from the Company to $7,500,000, $10,900,000 and $11,700,000, respectively. Additionally, the March 21, 2002 amendment expanded the scope of the agreement to include receivables for all of the Company's South American locations. On May 24, 2002, the Company completed further modifications to the Elliott factoring agreement whereby the Company granted a lien to Elliott on substantially all of the assets of the Company and its subsidiaries to secure the Company's obligations to Elliott.

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

     Effective September 30, 2002, an additional modification was made to extend the term of the agreement to October 31, 2003. Under the factoring agreement, the Company is required, among other things, to remit any payment received by the Company on any account purchased by Elliott on a mutually agreed timetable but in any event no later than October 31, 2003. As of November 10, 2002, $11.7 million was outstanding under the factoring agreement. Elliott has indicated to the Company that it will not provide any additional funding to the Company on this basis. The Company does not expect to be able to retire these amounts from its operating cash flows. In order to avoid a default under this agreement, either Elliott will, at its sole and absolute discretion, elect to post $11.7 million in cash collateral to permit an advance under the supplemental term loan of the Foothill/Elliott Credit Facility in a like amount, the proceeds of which are used to repay the Elliott factoring arrangement or the Company will need to otherwise reach an accommodation with Elliott about the payment of these amounts or obtain additional financing to refinance the amount payable to Elliott.

     On May 24, 2002, the Company completed further modifications to the Foothill/Elliott Credit Facility whereby, among other things, the maximum amount of the Foothill revolving facility was reduced from $10.0 million to $8.0 million (subject to additional borrowing base limitations) and Foothill agreed, subject to conditions, to fund a $16.5 million supplemental term loan. Additionally, on July 8, 2002, the Company completed additional modifications to the Foothill/Elliott Credit Facility whereby, among other things, the maximum amount of the Foothill supplemental term loan was increased from $16.5 million to $19.5 million. Advances under the supplemental term loan are conditioned, among other things, on Elliott having elected, at its sole and absolute discretion, to deposit cash collateral with Foothill in the amount of such advances to secure Elliott's guarantee of the supplemental term loan. The supplemental term loan will bear interest at the 90-day CD rate announced by Wells Fargo. The Foothill supplemental term loan and all other obligations under the Foothill/Elliott Credit Facility are secured by substantially all assets of the Company and its subsidiaries, are guaranteed by Elliott and, except as to the existing Elliott term loan, may be purchased from Foothill by Elliott at any time on 5 business days' notice.

     The modifications to the Foothill/Elliott Credit Facility made on July 8, 2002 also include a new mandatory prepayment provision with respect to the $6.9 million Foothill term loan. In brief, the new provision generally requires the Company, upon any net movement of equipment outside the United States and Canada, to prepay the Foothill term loan so that the remaining outstanding balance thereof is no greater than two-thirds of the appraised value of the equipment remaining in the United States and Canada in which Foothill has a perfected security interest.

    Elliott has not committed to post any cash collateral in respect of the supplemental term loan and may refuse to do so in its sole and absolute discretion. The Company expects Elliott to review and consider Company requests that Elliott post cash collateral based upon, among other things, the recent performance of the Company at the time of each request. As of November 10, 2002, Elliott has posted $7.8 million of cash collateral, and the Company has borrowed a like amount under the supplemental term loan, $2.4 million in proceeds from which have been used to repay overadvances under the Foothill revolving facility in excess of the borrowing base. Of the $11.7 million remaining undrawn under the supplemental term loan as of November 10, 2002, the Company expects Elliott to post cash collateral for $11.7 million thereof in any event only to the extent the Company's obligations to Elliott under the factoring arrangement will have been reduced by a like amount at time of funding. Consequently, as of November 10, 2002, the Company expects the amended Foothill/Elliott Credit Facility will not be available to fund any of the Company's working capital needs and only to the extent Elliott, at its sole and absolute discretion, posts sufficient cash collateral. There are currently no additional committed sources of financing available to the Company and no availability under existing facilities. Even if the entire $19.5 million of the supplemental term loan is made available to the Company and even if business conditions substantially improve and cost control initiatives are successful during 2002, the Company will require substantial cash flow to continue operations on a satisfactory basis, fund capital expenditures and meet its principal and interest requirements with respect to the 9 3/4% Senior Notes due 2008, the Foothill/Elliott Credit Facility and other indebtedness and its obligations under the Elliott factoring arrangement, as those amounts become due.

    Under current circumstances other defaults are expected to occur under the Foothill/Elliott Credit Facility. Accordingly, the Company has classified $20.8 million of otherwise long-term debt under the Foothill/Elliott Credit Facility as current in the Company's financial statements for the quarter ended September 30, 2002. Upon any events of default under the Foothill/Elliott Credit Facility, Foothill may accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility at any time or refuse to advance additional amounts to the Company under the revolving facility. If Foothill were to accelerate amounts due under the Foothill/Elliott Credit Facility or upon other events of default under the indenture for the Company's 9 3/4% Senior Notes due 2008, the trustee could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt related to the Senior Notes as current in the Company's financial statements for the quarter ended September 30, 2002. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

(5) MULTI-CLIENT DATA SALE

    On March 23, 2001, the Company completed the sale of a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker for $15,000,000 cash, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. The sale proceeds of $15,000,000 were recorded as revenues with a corresponding charge to amortization in the same amount for the three months ended March 31, 2001. Revenues from aggregate sales of multi-client data were $0.2 million and $0.4 million and amortization of related costs were $0.1 million and $0.1 million for the three and nine months ended September 30, 2002, respectively.

(6) SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                ------------------
                                                                                 2001       2002
                                                                                ------     -------
                                                                             (DOLLARS IN THOUSANDS)
         CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
           Taxes, net of refunds                                                $1,619     $3,803
           Interest                                                              4,444      4,601

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

    The tables below present information about the Company's reported segments for the periods indicated (dollars in thousands):

                                                           UNITED                         LATIN
                                                           STATES        CANADA          AMERICA        FAR EAST          TOTAL
                                                           ------        ------          -------        --------          -----
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002:

          Revenues                                      $  3,672         $ 8,840         $50,620         $    51        $  63,183
          Operating Income (Loss)                         (6,608)           (698)          7,542            (113)             123
          Depreciation and Amortization                    1,639           1,775           3,689               1            7,104

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:

          Revenues                                      $ 29,399(1)      $ 9,696         $30,948         $ 1,974        $  72,017
          Operating Income (Loss)                        (13,011)         (1,678)          1,610             237          (12,842)
          Depreciation and Amortization                   25,063(1)        3,508           2,975             323           31,869

----------

(1) Includes $19,000 in revenues from multi-client data library sales and $17,800 in associated amortization.


 (8) COMMITMENTS AND CONTINGENCIES

    The Company is a party to a lawsuit filed in August 2000, which alleges, among other things, that the defendants wrongfully acquired geophysical data from plaintiff's mineral estates after January 1, 1998. The Plaintiffs seek unspecified damages and injunctive relief. The Company filed a motion for summary judgment and an amended motion for summary judgment which was heard and taken under advisement by the Court. On August 23, 2002, after due consideration, the 229th Judicial District Court, Starr County, Texas ruled in favor of Grant Geophysical, Inc. and Grant Geophysical Corp.'s amended motion for summary judgment on this matter. The Court, after considering the amended motion for summary judgment, the responses and the argument of counsel, ruled in favor of the Company. The Plaintiffs have appealed the judge's decision and the Company has filed the necessary Fourth Court Addendum to Civil Docketing Statement, which will allow the Court to consider an alternative dispute resolution. The Company believes that the allegations of the Lawsuit are without merit and intends to defend the Lawsuit vigorously. Management does not believe this lawsuit will have a material adverse impact on the Company's financial position, results of operations or cash flows.

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

    The market for seismic land acquisition, both domestically and in Canada, remained significantly depressed throughout the first nine months of 2002. Additionally, demand for land and transition zone seismic data acquisition services are primarily determined by oil and gas industry capital expenditures, budgets and spending patterns. These spending patterns are affected by individual oil and gas company budgets as well as industry-wide conditions. Overcapacity in the seismic service industry continues to suppress pricing and activity levels and has materially adversely affected the Company's results of operations. Management has implemented a business plan in 2002 with the specific objectives of improving profitability and generating positive operating cash flow through intensified sales and marketing, tighter cost controls and reduced overhead expenses. Additionally, due to the competitive markets and decreased demand in the United States and Canada, the Company has increased its reliance on its international land and transition zone operations in areas where higher demand levels exist.

    As of November 10, 2002, the Company was operating or mobilizing 1 crew in the United States, 5 crews in Latin America, 1 crew in Canada and 0 crews in the Far East. For the three months ended September 30, 2002, the Company's total revenues were $18.2 million, with approximately 9.9% from the United States, 84.6% from Latin America, 4.9% from Canada and 0.6% from the Far East. For the nine months ended September 30, 2002 the Company's total revenues were $63.2 million, with approximately 5.9% from the United States, 80.0% from Latin America, 0.2% from the Far East and 13.9% from Canada.

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

    Revenues. Revenues for the three months ended September 30, 2002 were $18.2 million, compared with $24.0 million for the three months ended September 30, 2001. The net decrease during the third quarter of 2002 of $5.8 million, or 24%, was primarily the result of decreased revenues in the United States because of reduced demand levels, combined with slightly decreased activity levels in Latin America.

    Revenues from United States data acquisition operations decreased $3.6 million, or 67%, from $5.4 million for the three months ended September 30, 2001 to $1.8 million for the three months ended September 30, 2002. The decline in data acquisition revenues is due to the Company reducing the size of its United States operations as a result of reduced demand levels.

    Revenues from seismic data processing operations were nominal for the third quarter of 2002 and $0.1 million for the third quarter of 2001. The Company has closed its Houston and Dallas data processing centers and has consolidated its international data acquisition and data processing services.

    Revenues from the Canadian data acquisition operations increased $0.1 million, or 3% from $0.7 million in the third quarter of 2001 to $0.8 million in the three months ended September 30, 2002. During the third quarter of 2001, a range of one to two land seismic crews were operating in Canada. During the third quarter of 2002 one land seismic crew was operating in Canada, but on a slightly larger program.

    Revenues from sales of the data library for the three months ended September 30, 2002 were $0.2 million, compared to $0.5 million for the three months ended September 30, 2001. The decline is primarily due to reduced sales from the Company's Canadian data library.

    Revenues for data acquisition operations in Latin America decreased $1.8 million, or 10%, from $17.2 million for the third quarter of 2001 to $15.4 million for the third quarter of 2002. This revenue decrease is attributable to slight decreases in working crew levels in the area.

    Data acquisition operations in the Far East were essentially inactive for both the 2001 and 2002 quarters.

    Expenses. Direct operating expenses for the three months ended September 30, 2002 decreased $8.0 million, or 36%, to $14.1 million, compared to $22.1 million for the three months ended September 30, 2001. This decrease is primarily a result of decreased data acquisition activities in the United States due to the Company reducing the size of its United States operations as a result of reduced demand levels.

    Selling, general and administrative expenses increased $0.1 million, or 2%, to $2.4 million for the three months ended September 30, 2002 from $2.3 million for the three months ended September 30, 2001. This slight increase is the result of increased data acquisition activities in Latin America partially offset by the Company's ongoing efforts to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

    Depreciation and amortization decreased $2.3 million, or 50%, to $2.3 million in the three months ending September 30, 2002 from $4.6 million for the three months ended September 30, 2001. This decrease in 2002 is due to reduced depreciation resulting from the Company's impairment of certain fixed assets in the fourth quarter of 2001 and asset life extensions in 2002. (See Note 3.)

    Other Income (Expenses). Interest expense, net, increased $0.2 million to $1.8 million in the third quarter of 2002 from $1.6 million in the third quarter of 2001. This increase is primarily due to additional debt outstanding during the 2002 quarter. Included in the third quarter of 2002 are foreign exchange losses of $0.8 million compared to $0.5 million in the 2001 quarter.

    Tax Provision. The income tax provisions for the 2001 and 2002 quarters consisted of foreign income taxes. No benefit for United States federal income tax loss carry forwards was recorded in either period, given the uncertainty of realization of such tax benefits.

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

    Revenues. Revenues for the nine months ended September 30, 2002 were $63.2 million, compared with $72.0 million for the nine months ended September 30, 2001. The net decrease of $8.8 million, or 12%, was primarily due to the 2001 sale of a substantial portion of its multi-client data library and to the Company reducing the size of its United States operations due to reduced demand levels. This decrease was partially offset by increased Latin America data acquisition revenues.

    Revenues from United States data acquisition operations decreased $6.6 million, or 66%, from $10.0 million for the nine months ended September 30, 2001 to $3.4 million for the nine months ended September 30, 2002. This sharp decline in data acquisition revenues is due to the Company reducing the size of its United States operations due to reduced demand levels. During the first nine months of 2001, the Company performed $6.1 million of data acquisition services for an affiliated oil and gas exploration and production company.

    Revenues from seismic data processing operations were $0.4 million and $0.2 million for the first nine months of 2001 and 2002 respectively. The decrease is primarily due to the closing of the Company's Dallas and Houston processing centers and consolidating its international data acquisition and data processing services.

    Revenues from the Canadian data acquisition operations were $8.5 million for the first nine months of 2001and 2002.

    Revenues from sales of the data library for the first nine months of 2002 were $0.4 million, compared to $20.2 million for the first nine months of 2001. In March 2001 the Company sold for $15.0 million cash a substantial portion of its multi-client data library, and ongoing rights thereto, in the southern United States to a third party seismic data broker. The Company retained its entire Canadian multi-client data library as well as several data surveys in the southern United States.

    Revenues for data acquisition operations in Latin America increased $19.7 million, or 64%, from $30.9 million in the first nine months of 2001 to $50.6 million in the first nine months of 2002. The revenue increase is attributable to increased working crew levels in the area resulting from increases in the activity levels of customers' exploration operations.

    Revenues for data acquisition operations in the Far East decreased $1.9 million, or 95%, from $2.0 million in the nine months ended September 30, 2001 to $0.1 million in the nine months ended September 30, 2002. During the first nine months of 2001 the Company operated one crew in New Zealand although the crew was not active for the entire period. The Company performed a nominal amount of work in the Far East during the nine months ended September 30, 2002.

    Expenses. Direct operating expenses for the nine months ended September 30, 2002 increased $2.8 million, or 6%, to $49.2 million, compared to $46.4 million for the nine months ended September 30, 2001. This is primarily a result of increased data acquisition activities in Latin America, partially offset by the Company reducing the size of its United States operations due to reduced demand levels.

    Selling, general and administrative expenses increased $0.2 million, or 3%, to $6.8 million for the nine months ended September 30, 2002 from $6.6 million for the nine months ended September 30, 2001. This increase is the result of the Company's increased activity levels in Latin America partially offset by the Company's ongoing efforts to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

    Depreciation and amortization decreased $24.8 million, or 78%, to $7.1 million in the first nine months of 2002 from $31.9 million for the first nine months of 2001. This decrease reflects the impact of additional amortization as a result of the sale of a substantial portion of its multi-client data library, and ongoing rights thereto, in the first quarter of 2001 combined with reduced depreciation resulting from the Company's life extensions in 2002. (See Note 3.)

    Other Income (Expenses). Interest expense, net, increased $0.4 million to $5.4 million in the first nine months of 2002 from $5.0 million in the first nine months of 2001 primarily due to increased outstanding debt. Included in the 2001 and 2002 amounts are foreign exchange losses of $1.4 million and $0.7 million, respectively.

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

    The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. While management believes there has been a recent improvement in market conditions for seismic services, especially in Latin America, funds to finance operations are expected to remain limited through 2002 and may not permit the Company to continue its operations in the ordinary course. As previously discussed, the Company has in the past relied on its majority stockholder, Elliott, to provide credit support and interim funding. As of November 10, 2002, $11.7 million had been provided by Elliott to the Company to provide working capital in the form of a factoring arrangement for certain foreign receivables, which represents the maximum amount allowed under the agreement and is due and payable no later than October 31, 2003 (See
Note 4). Elliott has indicated to the Company that it will not provide any additional funding to the Company on this basis. The Company does not expect to be able to retire these amounts from its operating cash flows. In order to avoid a default under this agreement, either Elliott will, at its sole and absolute discretion, elect to post $11.7 million in cash collateral to permit an advance under the supplemental term loan (See Note 4). of the Foothill/Elliott Credit Facility in a like amount, the proceeds of which are used to repay the Elliott factoring arrangement or the Company will need to otherwise reach an accommodation with Elliott about the payment of these amounts or obtain additional financing to refinance the amount payable to Elliott.

    Of the $11.7 million remaining undrawn under the supplemental term loan as of November 10, 2002, the Company expects Elliott to post cash collateral for $11.7 million thereof in any event only to the extent the Company's obligations to Elliott under the factoring arrangement will have been reduced by a like amount at the time of funding. Consequently, the Company expects that the Foothill/Elliott Credit Facility will not be available to fund any of the Company's working capital needs and would be available only to the extent Elliott, at its sole and absolute discretion, posts sufficient cash collateral. There are currently no additional committed sources of financing available to the Company and no availability under existing facilities. Even if business conditions substantially improve and cost control initiatives are successful during 2002, the Company will require substantial cash flow to continue operations on a satisfactory basis, fund capital expenditures and meet its principal and interest requirements with respect to the 9 3/4% Senior Notes, Foothill/Elliott Credit Facility and other indebtedness, and its obligations under the Elliott factoring arrangement, as those amounts become due.

    Under current circumstances other defaults are expected to occur under the Foothill/Elliott Credit Facility. Accordingly, the Company has classified $20.8 million of otherwise long-term debt under the Foothill/Elliott Credit Facility as current in the Company's financial statements for the quarter ended September 30, 2002. Upon any events of default under the Foothill/Elliott Credit Facility, Foothill may accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility at any time or refuse to advance additional amounts to the Company under the revolving facility. If Foothill were to accelerate amounts due under the Foothill/Elliott Credit Facility or upon other events of default under the indenture for the Company's 9 3/4% Senior Notes due 2008, the trustee could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt related to the Senior Notes as current in the Company's financial statements for the quarter ended September 30, 2002. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

    The Company has taken measures to reduce costs through consolidation of certain locations, resizing its United States operations due to reduced demand levels, and reductions in overhead personnel. Should such measures be unsuccessful or should additional defaults occur and any of the Company's debt be accelerated, there would be substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of those uncertainties.

    The Company's ongoing capital requirements arise primarily from its need to service debt, fund its international projects and to acquire, maintain or improve equipment. During the nine months ended September 30, 2002, $4.8 million was used in operating activities, a significant increase from the same period last year when the Company used $0.5 million in operating activities. This increase in funds used in operating activities was principally due to the fact that the 2001 period included the $15.0 million data library sale mentioned below. This is partially offset by cash generated from increased activity levels in Latin America. During the nine months ended September 30, 2002, $8.2 million was provided by financing activities, which was primarily due to additional funding provided under the Foothill supplemental term loan and amounts advanced under the Elliott factoring arrangement partially offset by payback on the Company's debt. This compares to the same period in 2001 when $1.0 million was provided by financing activities. During the nine months ended September 30, 2002, $1.9 million was used in investing activities, primarily due to $4.5 million of capital expenditures, $2.2 million of which is financed and will be paid during the remainder of 2002 and beyond. This compares to $2.0 million used in investing activities in the same period in 2001.

    The Company will need to attain profitable operating levels in order to provide sufficient cash flow to service its debt, maintain its operations and fund capital expenditures. While the Company was able to generate operating income in the nine months ended September 30, 2002, the overcapacity in the seismic service industry and the Company's increasing reliance on international operations will require that the Company continue to closely manage its available cash resources. Because of the high costs associated with equipping and operating crews outside of North America and the time generally required to process billings and receive payments, the Company expects to require significant amounts of liquidity to support its international projects.

    In 2001, Elliott advanced approximately $4.9 million to the Company through a depository agreement and a factoring arrangement, as discussed below, and as of December 31, 2001, $4.0 million remained outstanding under the factoring arrangement. Already in 2002, Elliott has advanced an additional $7.7 million to the Company under the factoring arrangement representing the maximum advance allowed under this arrangement. At November 10, 2002, the amount outstanding under this arrangement was $11.7 million and all amounts are due and payable no later than October 31, 2003. The Company does not expect to be able to retire these amounts from its operating cash flows. In order to avoid a default under this agreement, the Company will either need to reach an accommodation with Elliott about the payment of these amounts or obtain additional financing to refinance the amount payable to Elliott.

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

    Capital expenditures for the nine months ended September 30, 2002 were approximately $4.5 million and were used primarily to upgrade and expand the Company's seismic data acquisition and recording equipment. The Company's 2002 business plan contemplates up to $8.3 million of capital expenditures primarily to upgrade and replace seismic data acquisition and recording equipment. Actual capital expenditures will, however, be limited to an amount that can be funded from available cash and any equipment financing provided by manufacturers.

    As of September 30, 2002, the Company had approximately $82.4 million of indebtedness consisting of $43.5 million principal amount of the Senior Notes, $23.8 million outstanding borrowings under the Foothill/Elliott Credit Facility, $11.7 million payable under the Elliott factoring arrangement and $3.4 million of loans and capitalized leases primarily incurred to fund capital expenditures. In addition to the Company's indebtedness, the Company has approximately $65.8 million of preferred stock outstanding at September 30, 2002. Currently, the Company's highly leveraged capital structure negatively impacts and will continue to negatively impact its profitability and operating cash flow. If the Company is not able to significantly improve its operations or obtain additional financing, either from Elliott or other sources, a financial restructuring will be required to allow the Company to be a viable entity on a long-term basis.

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

    The Company's operating results were impacted by foreign exchange losses of approximately $0.7 million and $1.4 million for the nine months ended September 30, 2002 and 2001, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company's results of operations and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical ten-percent increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent increase. The Company estimates that if prevailing market interest rates had been ten percent higher throughout the first, second, and third quarters of 2002 and all other factors affecting the Company's debt remained the same, the Company's pretax loss would have been increased by approximately $0.2 million and $0.6 million, respectively for the three and nine months ended September 30, 2002. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher during the first nine months of 2002, and all other factors affecting the Company's debt remained the same, fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $3.9 million at September 30, 2002. Given the composition of the Company's debt structure, the Company does not hedge its interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's Disclosure Controls and Procedures (as defined in Rules 13a-14c and 15d-14c under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's Disclosure Controls and Procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is a party to a lawsuit filed in August 2000, which alleges, among other things, that the defendants wrongfully acquired geophysical data from plaintiff's mineral estates after January 1, 1998. The Plaintiffs seek unspecified damages and injunctive relief. The Company filed a motion for summary judgment and an amended motion for summary judgment which was heard and taken under advisement by the Court. On August 23, 2002, after due consideration, the 229th Judicial District Court, Starr County, Texas ruled in favor of Grant Geophysical, Inc. and Grant Geophysical Corp.'s amended motion for summary judgment on this matter. The Court, after considering the amended motion for summary judgment, the responses and the argument of counsel, ruled in favor of the Company. The Plaintiffs have appealed the judge's decision and the Company has filed the necessary Fourth Court Addendum to Civil Docketing Statement, which will allow the Court to consider an alternative dispute resolution. The Company believes that the allegations of the Lawsuit are without merit and intends to defend the Lawsuit vigorously. Management does not believe this lawsuit will have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In July 2002, the Company issued 12,873 shares of its 8% convertible preferred stock to satisfy payment in-kind dividend requirements on such stock issue. The issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Under current circumstances other defaults are expected to occur under the Foothill/Elliott Credit Facility. Accordingly, the Company has classified $20.8 million of otherwise long-term debt under the Foothill/Elliott Credit Facility as current in the Company's financial statements for the quarter ended September 30, 2002. Upon any events of default under the Foothill/Elliott Credit Facility, Foothill may accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility at any time or refuse to advance additional amounts to the Company under the revolving facility. If Foothill were to accelerate amounts due under the Foothill/Elliott Credit Facility or upon other events of default under the indenture for the Company's 9 3/4% Senior Notes due 2008, the trustee could take the steps necessary to cause that debt to become immediately due and payable. Accordingly, the Company has classified $43.5 million of otherwise long-term debt related to the Senior Notes as current in the Company's financial statements for the quarter ended September 30, 2002. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits

     EXHIBIT NO.
     -----------

     99.1*        --  Certification of Chief Executive Officer pursuant
                      to 18 U.S.C. Section 1350, as adopted pursuant to
                      section 906 of the Sarbanes-Oxley Act of 2002


     99.2*         -- Certification of Chief Financial Officer pursuant
                      to 18 U.S.C. Section 1350, as adopted pursuant to
                      section 906 of the Sarbanes-Oxley Act of 2002


     *  Filed Herein

(b) Reports on Form 8-K

         On October 16, 2002, the Company filed a current report on Form 8-K related to the disclosure of Amendment Six to the Elliott factoring arrangement.

..

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GRANT GEOPHYSICAL, INC.
Date: November 14, 2002


                              By:            /s/ RICHARD F. MILES
                                 -----------------------------------------------
                                                 Richard F. Miles
                                 President, Chief Executive Officer and Director
                                          (Principal Executive Officer)


                              By:              /s/ JAMES BLACK
                                 -----------------------------------------------
                                                   James Black
                                            Chief Financial Officer
                                         (Principal Financial Officer)


                              By:            /s/ SCOTT A. MCCURDY
                                 -----------------------------------------------
                                                 Scott A. McCurdy
                                                    Controller
                                          (Principal Accounting Officer)






                                 CERTIFICATIONS


I, Richard F. Miles, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Grant
Geophysical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  November 14, 2002

/s/ RICHARD F. MILES
Richard F. Miles
President and Chief Executive Officer



I, James Black, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Grant
Geophysical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 14, 2002

/s/ JAMES BLACK
James Black
Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                            Description
-----------                            -----------

     99.1 -- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002


     99.2 -- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002