Form 10-K
period 2002-12-31
GRANT GEOPHYSICAL INC
filed 2003-06-10
CIK 866722

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. [ ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 10, 2003, 14,547,055 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

* The Commission file number refers to a Form S-1 registration statement filed by the Registrant under the Securities Act of 1933, which became effective January 12, 2000.

================================================================================

                             GRANT GEOPHYSICAL, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
                                               PART I
Item 1.   Business.................................................................................        3
Item 2.   Properties...............................................................................        9
Item 3.   Legal Proceedings........................................................................        9
Item 4.   Submission of Matters to a Vote of Security Holders......................................        9

                                              PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.....................       10
Item 6.   Selected Financial Data..................................................................       10
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations...............................................................................       11
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...............................       19
Item 8.   Financial Statements and Supplementary Data..............................................       20
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure...............................................................................       20

                                              PART III

Item 10.  Directors and Executive Officers of the Registrant.......................................       21
Item 11.  Executive Compensation...................................................................       22
Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................       24
Item 13.  Certain Relationships and Related Transactions...........................................       25
Item 14.  Controls and Procedures..................................................................       25

                                               PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................       26

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     Grant Geophysical, Inc., a Delaware corporation (together with its subsidiaries, "Grant," or the "Company"), is a leading provider of seismic data acquisition services in land and transition zone environments in the United States, Latin America and Canada. Grant also markets seismic data acquisition services in the Middle East and the Far East. The Company has participated in the seismic data acquisition services business in the United States and Latin America since the 1940s, the Far East since the 1960s and Canada since the 1970s. The Company's seismic data acquisition services typically are provided on an exclusive contract basis to domestic and international oil and gas exploration and production companies and seismic data marketing companies. Grant also provides seismic data processing services through its international support facilities.

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

     The market for seismic land acquisition, both domestically and in the international areas where the Company was active, remained significantly depressed throughout 2002. Additionally, demand for land and transition zone seismic data acquisition services are primarily determined by oil and gas industry capital expenditures, budgets and spending patterns. These spending patterns are affected by individual oil and gas company budgets as well as industry-wide conditions. Overcapacity in the seismic service industry continues to suppress pricing and activity levels and has materially adversely affected the Company's results of operations. The Company's world-wide seismic crew count ranged from 5 to 10 crews during 2002. As of April 30, 2003, the Company had 9 active crews. Management has implemented a business plan in 2003 with the specific objectives of improving profitability and generating positive operating cash flow through intensified sales and marketing, tighter cost controls, downsizing the Company's Canadian operation and reduced overhead expenses. (See
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources and Note 1 of Notes to Consolidated Financial Statements).

     As of April 30, 2003, the Company was operating 1 crew in the United States and operating or mobilizing 5 crews in Latin America, 2 crews in Canada and 1 crew in the Far East. For the year ended December 31, 2002, the Company's total revenues were $89 million, with approximately 5.7% from the United States, 82.9% from Latin America, 0.1% from the Far East and 11.3% from Canada. International operations, excluding Canada, accounted for approximately 83% of consolidated revenues and 84% of data acquisition revenues for the year ended December 31, 2002.

     Grant's principal executive office is located at 16850 Park Row, Houston, Texas 77084 and its telephone number is 281-398-9503.

LAND AND TRANSITION ZONE SEISMIC DATA ACQUISITION

     A land or transition zone seismic data acquisition crew typically consists of; (i) a surveying crew that marks out the lines to be recorded and marks the sites for energy source or geophone placement and equipment location; (ii) an explosive or mechanical vibrating or compressed air unit crew; (iii) and a recording crew that lays out the geophones and field recording boxes, directs shooting operations and records the seismic energy reflected from subsurface structures. A land seismic data acquisition crew utilizing an explosives unit is supported by several drill crews, either internally provided or furnished by third parties under short-term contracts. Drill crews operate in advance of the seismic data acquisition crew and bore shallow holes for small explosive charges that, when detonated, produce the necessary seismic impulse. In locations where conditions dictate or where the use of explosives is precluded due to regulatory, topographical or ecological factors, a mechanical vibrating unit or compressed air unit is substituted for explosives as the seismic energy source. The Company also employs specialized crew mobilization equipment to improve productivity in certain applications, including helicopters for rugged terrain or in agricultural areas, small watercraft for transition zone applications, and man-portable equipment in jungle and other environments where vehicular access is limited. Depending on the size of the seismic survey, the location and other logistical factors, a seismic data acquisition crew operated by the Company may involve from as few as 30 to as many as 1,500 employees.

     One of the challenges inherent in land seismic data acquisition is operating in difficult logistical environments without disrupting the sensitive ecosystems in which surveys are frequently located. The Company currently operates approximately 12,000 channels of remote digital seismic equipment, which can be deployed without the use of conventional seismic cables, thereby allowing access to such environments. Remote digital seismic equipment, which uses radio signals to transmit data, is typically used in transition zone and other logistically challenging environments such as highly populated regions with numerous topographic obstructions and areas where conventional cable-based recording systems are impractical. The Company has over 20 years of experience operating in transition zone environments in the Gulf Coast region of the United States, Latin America, the Far East and Africa.

     Once recorded by the seismic data acquisition crew, seismic data is computer processed to enhance the recorded signal by reducing noise and distortion and improving resolution to produce a representation of the survey site's subsurface structures. The Company provides seismic data processing services through its international support facilities.

     The Company markets its seismic data acquisition services from its Houston and Calgary corporate offices and from its regional and international administrative centers by personnel whose duties include technical, supervisory or executive responsibilities. The Company primarily acquires seismic data on a turnkey basis for oil and gas companies which provides for a fixed fee for each project. The Company has also in the past acquired seismic data on a term basis, which provided for a periodic fee during the term of the project, and on a cost-plus basis, which provided that the costs of a project, plus a percentage fee, were borne by the customer.

     In addition the Company, in the United States and Canada, has in the past acquired and owns multi-client seismic data surveys, and remaining surveys are marketed on a non-exclusive basis to oil and gas companies.

     The Company conducts a substantial portion of its business in currencies other than the U.S. or Canadian dollars, particularly various Latin American currencies, and its operations are subject to fluctuations in foreign currency exchange rates. Accordingly, the Company's results from performing international contracts could be significantly affected by fluctuations in exchange rates. The Company's international contracts requiring payment in currency other than U.S. or Canadian dollars typically are indexed to inflationary tables and partially used to fund local expenses. The Company attempts to structure the majority of its international contracts to be partially billed and paid in U.S. dollars.

MARKET AREAS

     During the last three years, the Company conducted seismic operations in the United States, Canada, Latin America and the Far East. The following table sets forth the Company's revenues by geographic area, for the years ended December 31, 2000, 2001 and 2002:

                                     YEAR ENDED DECEMBER 31,
                              -----------------------------------
                                2000         2001         2002
                              ---------    --------     ---------
                                     (DOLLARS IN THOUSANDS)
United States............     $  26,825    $ 34,848(1)  $   5,089
Canada...................        14,984      12,502        10,088
Latin America............        20,183      44,127        73,787
Far East.................         4,160       1,974            51
                              ---------    --------     ---------
                              $  66,152    $ 93,451     $  89,015
                              =========    ========     =========

(1) Includes the $15 million sale of a substantial portion of the Company's multi-client data library, with ongoing rights thereto, in the southern United States. See Note 6 of Notes to Consolidated Financial Statements.

     As part of the Company's 2003 business plan, the Company is resizing the Canadian operation to reduced current demand levels. The Company expects Canadian revenues to be decreased in 2003 and expects that revenues from international operations, excluding Canada, will be increased as a percentage of the Company's consolidated revenues.

BACKLOG

     As of December 31, 2002, the Company estimated that its total contractual backlog for services was approximately $42 million, all of which is expected to be completed in 2003. As of May 1, 2003 the Company estimated that its total backlog was approximately $16 million. The decrease in backlog is primarily the result of 2003 activity. Most of the Company's contracts are terminable by the customer upon relatively short notice and, in some cases, without penalty. The Company's backlog as of any particular date is not indicative of the likely operating results for any succeeding period, and there can be no assurance that any amount of backlog will ultimately be realized as revenue.

CAPITAL EXPENDITURES AND TECHNOLOGY

     The Company's ability to compete and maintain a significant market position in the land and transition zone seismic data acquisition business is partially driven by its ability to provide technology comparable to that of its primary competitors. Accordingly, the Company continually maintains and periodically upgrades its seismic data acquisition equipment to maintain its competitive position. Due to the depressed state of the seismic industry, the Company's operating results and lack of funding, the Company made $5.0 million and $15.4 million in capital expenditures in 2001 and 2002, respectively. The level of future capital expenditures will depend on the availability of funding and market requirements as dictated by industry activity levels.

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

CUSTOMERS AND PROJECTS

     The Company's customers consist of domestic and international oil and gas companies and seismic data marketing companies. As is the case for many service companies in the oil and gas industry, a relatively small number of customers or a limited number of significant projects may account for a large percentage of the Company's net revenues in any given year. Moreover, such customers and projects may, and often do, vary from year to year. During 2002, the Company's five largest customers accounted for approximately $56.3 million, or 63.3% of revenues and 3 of these customers accounted for $14.3 million (16.1% of total revenues), $14.0 million (15.7%), and $13.9 million (15.6%) respectively. During 2001, the Company's five largest customers accounted for approximately $49.3 million, or 52.7% of revenues, and two of these customers accounted for $15.7 million (16.8% of total revenues) and $14.8 million (15.8%), respectively, of revenues.

COMPETITION

     The acquisition of seismic data for the oil and gas industry is highly competitive worldwide. In the current market environment, competition is based primarily on price, but is also affected by crew availability, prior performance, technology, safety, quality, dependability and the contractor's expertise in the particular area where the survey is to be conducted. The Company's principal competitors are PGS - Petroleum Geo Services ASA; Veritas DGC, Inc.; and Western Geco, a joint venture between Schlumberger Limited and Baker Hughes, Inc. The Company competes against these three companies for most of its seismic data acquisition contracts in North America. The Company believes that its principal competitors have financial, operating and other resources in excess of its own. Also in North America, the Company competes with approximately 20 smaller companies that target narrow market segments. In Latin America and the Far East, the Company competes with Western Geco, CGG - Compagnie General de Geophysique, PGS - Petroleum Geo Services ASA and a few smaller local competitors.

EMPLOYEES

     As of April 30, 2003, the Company employed approximately 217 full-time and approximately 1,849 temporary contract personnel worldwide. None of the Company's employees is subject to collective bargaining agreements. The Company considers its relations with its employees to be good.

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

     Debt and Liquidity Limitations.

     The Company currently has substantial indebtedness. The level of the Company's indebtedness and the Company's current level of cash flow generated from its operations (i) has not allowed for the Company to meet its debt service requirements and the Company does not expect to be able to without refinancing its current debt or reaching an accommodation with the holders of that debt;
(ii) makes it extremely difficult for the Company to obtain any additional debt or equity financing for any purpose; (iii) requires that a substantial portion of the Company's available cash be dedicated to debt service and, accordingly, is not available for use in its business; (iv) limits the Company's flexibility in planning for, or reacting to, changes in its business; (v) results in the Company being more highly leveraged than most of its competitors, which places it at a competitive disadvantage in pursuing contract opportunities;

and (vi) makes it more vulnerable to current business conditions in the seismic services industry.

     The Company is currently in default under its credit facility (the "Credit Facility"), with Elliott Associates, L.P. ("Elliott") as well as under the indenture under which the 9 3/4% Senior Notes due 2008 (the "Senior Notes") were issued. As a result of the event of default under the indenture, the trustee, or the holders of a specified percentage in aggregate principal amount of the Senior Notes, could take the steps necessary to cause the Senior Notes to become immediately due and payable. As of the date of this report, neither the trustee nor such holders has exercised this right. Additionally, the event of default under the Senior Notes constitutes an event of default under the Credit Facility, which entitles Elliott to accelerate the maturity of all amounts owing under the Credit Facility and to exercise remedies to collect such amounts as provided under the Credit Facility and the related security agreements. As of the date of this report, Elliott has not exercised this right. Accordingly, the Company has classified both the $43.5 million of otherwise long-term debt related to the Senior Notes and the $24.2 million of otherwise long-term debt related to the Credit Facility as current and expects to continue to do so for the foreseeable future. If the maturity of any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code. Additionally, as a result of the defaults, the Company does not expect that any additional amounts will be made available to the Company under the Credit Facility.

     The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. The Company has incurred net losses for the past three years and, given the continuing low activity level in the United States and Canada for land data seismic acquisition services and cash constraints on the Company, the Company expects to continue to incur net losses through 2003. While management believes there has been a recent improvement in market conditions for seismic services, especially in Latin America and the Far East, our ability to finance operations will remain limited through 2003 and financing may not be available at all to allow the Company to continue its operations in the ordinary course of business if the Company cannot refinance its debt, reach an accommodation with its lenders or obtain additional financing or credit support.

     There are currently no additional committed sources of financing available to the Company and no availability under its existing facilities. The Company has in the past relied on its majority stockholder, Elliott, to provide credit support and interim funding. Elliott has indicated to the Company that it will not commit to provide additional financial and credit support to the Company during 2003. Even if the Company's operating results continue to improve and cost control initiatives are successful during 2003, the Company will require additional financing, or waivers on current debt obligations, to sustain its operations and meet its debt service requirements as those amounts become due. There can be no assurance that amounts that become due in 2003 can be paid or refinanced or that any additional financing can be obtained to meet the Company's needs.

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

     Risks of International Operations.

     The Company's international operations, which are expected to continue to contribute materially to revenues, are subject to risks inherent in doing business in foreign countries. These risks include, but are not limited to:

     -    operating risks;

     -    sourcing and retaining qualified personnel;

     -    commodity prices for oil and natural gas;

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

ITEM 2. PROPERTIES.

     The Company owns a 30,000 square foot building and storage yard in Houston, Texas, which serves as its corporate headquarters. In Calgary, Alberta (Canada), the Company owned an 18,000 square foot office building and storage yard, that was sold subsequent to year-end, that served as the Company's Canadian headquarters. In addition, the Company leases office, warehouse and storage space in areas throughout the world as may be required from time to time to market and support the Company's operations.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to a class action lawsuit filed in August 2000, which alleges, among other things, that the defendants wrongfully acquired geophysical data from plaintiff's mineral estates after January 1, 1998. The plaintiffs seek unspecified damages and injunctive relief. The Company filed a motion for summary judgment and an amended motion for summary judgment which was heard and taken under advisement by the Court. On August 23, 2002, after due consideration, the 229th judicial District Court, Starr County, Texas ruled in favor of Grant Geophysical, Inc. and Grant Geophysical Corp.'s amended motion for summary judgment on this matter. The Court, after considering the amended motion for summary judgment, the responses and the argument of counsel, ruled in favor of the Company. The plaintiffs have appealed the judge's decision and the case is currently in the appellate level process. The Company believes that the allegations of the lawsuit are without merit and intends to defend the lawsuit vigorously. Management does not believe this lawsuit will have a material adverse impact on the Company's financial position, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     As of May 30, 2003, there were 14,547,055 shares of the Company's common stock, $.001 par value per share (the "Common Stock"), outstanding and approximately 22 shareholders. See Item 12 for the number of shares of Common Stock owned by the Company's executive officers, directors and each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock. The Common Stock is not listed on any stock exchange or qualified for trading in any other market. The Company does not anticipate paying cash dividends with respect to the common stock in the future. In addition, the payment of cash dividends is currently prohibited by the indenture governing the Company's 9 3/4% Senior Notes Due 2008 and credit agreements governing the Company's other indebtedness for borrowed money. The Company is currently issuing paid-in-kind preferred stock to satisfy its dividend requirements on its 8% convertible preferred stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The statement of operations data for each of the years in the four-year period ended December 31, 2002 and the balance sheet data of the Company at December 31, 1998, 1999, 2000, 2001 and 2002 are derived from the consolidated financial statements of the Company. The selected historical financial data set forth below should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             YEAR ENDED DECEMBER 31,
                                                         1998        1999         2000         2001           2002
                                                      ---------   ---------    ---------   -------------  -------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.........................................     $ 175,512   $  66,047    $  66,152   $  93,451(2)   $  89,015
Depreciation and Amortization....................        23,809      26,147       26,916      35,735          9,810
Charge for Asset Impairments.....................         3,762       5,028        3,299      38,507(3)           -
Operating income (loss)..........................         6,346     (33,113)     (30,591)    (57,228)         4,556
Other income (expense) - net.....................       (10,120)    (11,404)      (6,688)     (9,058)        (6,725)
Loss from continuing operations..................        (7,698)    (45,753)     (37,622)    (67,397)        (5,578)
Net loss applicable to common stock..............     $  (8,138)  $ (46,049)   $ (41,926)  $ (72,217)     $ (10,795)
                                                      =========   =========    =========   =========      =========
LOSS PER COMMON SHARE - BASIC AND DILUTED:
   Continuing operations.........................     $    (.54)  $   (3.16)   $   (2.59)  $   (4.63)     $    (.38)
   Dividend requirement on pay-in-kind
     preferred stock.............................          (.03)       (.02)        (.29)       (.33)          (.36)
                                                      ---------   ---------    ---------   ---------      ---------
   Net loss per common share.....................     $    (.57)  $   (3.18)   $   (2.88)  $   (4.96)     $    (.74)
                                                      =========   =========    =========   =========      =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted.............................        14,257      14,458       14,547      14,547         14,547
CASH FLOW DATA:
Cash provided by (used in) operating
  activities.....................................     $  17,338   $    (977)   $   9,516   $   2,032      $  (1,088)
Cash used in investing activities................       (32,828)    (31,495)      (2,998)     (3,269)        (3,986)
Cash provided by (used in) financing
  activities.....................................        16,821      27,163       (5,487)        707          9,470
Capital expenditures.............................        23,866       9,496        3,453       4,971         15,433
BALANCE SHEET DATA:
Working capital (deficit)........................     $  14,373   $  (4,929)   $  (4,448)  $ (76,194)(4)  $ (85,147)(4)
Total assets.....................................       166,441     149,996      109,755      45,925         53,938
Notes payable, current portion of long-term debt
  and capital lease obligations..................        2,522        8,247        8,230      71,276(4)      88,245(4)
Long-term debt, subordinated debt and capital
  lease obligations, excluding current
  portion(1).....................................       110,817     119,709       58,735         719(4)       3,890(4)
Total stockholders' equity (deficit)(1)..........        22,002      (7,360)       9,750     (57,599)       (62,943)

(1) See Note 9 of Notes to Consolidated Financial Statements regarding the January 2000 exchange of $56.3 million of Senior Notes plus accrued interest therein for 389,772 shares of Convertible Preferred Stock.

(2) Includes $15 Million sale of substantial portion of the Company's multi-client data library, with ongoing rights thereto, in the southern United States see Note 6 of Notes to Consolidated Financial Statements.

(3) Charge for asset impairment related to the Company's goodwill, fixed assets, and multi-client data library, see Note 4 of Notes to Consolidated Financial Statements.

(4) See Note 9 of Notes to Consolidated Financial Statements regarding the classification of the Foothill/Elliott credit facility and the 9 3/4% Senior Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company was formed in September 1997. On September 30, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of GGI as part of GGI's Chapter 11 reorganization plan, confirmed in September 1997.

     The Company's business activities involve the performance of land and transition zone seismic data acquisition services in selected markets worldwide, including the United States, Canada, Latin America and the Far East. The Company primarily acquires seismic data on a turnkey basis for oil and gas companies, which provide for a fixed fee for each project. The Company has also in the past acquired seismic data on a term basis, which provided for a periodic fee during the term of the project, and a cost-plus basis, which provided that the costs of a project, plus a percentage fee, were borne by the customer.

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

     The Company has relied on financial and credit support provided by Elliott for the past three years to supplement its cash flow and obtain third party financing. Elliott has indicated to the Company that it will not commit to provide additional financial and credit support to the Company during 2003. The Company has also experienced significant operating losses for the past four years, has operated with a working capital deficiency and there is uncertainty surrounding the sufficiency and timing of the Company's future cash flows. Although Elliott has not taken the steps to accelerate the maturity of amounts outstanding under the Foothill/Elliott Credit Facility, the Company is in default of certain of its non-financial obligations under the Foothill/Elliott Credit Facility. All of these factors have caused the Company's independent accountants to issue their audit report for the fiscal year ended December 31, 2002 with a "going concern" qualification. The Company cannot make any assurance that its cash flow or ability to obtain financing will allow it to continue its business in the ordinary course during 2003.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the other financial information contained in the Company's periodic reports previously filed with the commission and incorporated herein by reference.

     The historical results of operations of the Company for the years ended December 31, 2000, 2001 and 2002 are presented below.

                              RESULTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                      --------------------------------------
                                                          2000         2001          2002
                                                      -----------  -----------   -----------
                                                                  (IN THOUSANDS)
Revenues..........................................    $   66,152   $    93,451   $    89,015
Expenses:
   Direct operating expenses......................        52,725        67,097        65,580
   Selling, general and administrative expenses...         9,982         9,340         9,069
   Depreciation and amortization..................        26,916        35,735         9,810
   Cost of contractual rights purchase............         3,821            --            --
   Charge for asset impairments...................         3,299        38,507            --
                                                      ----------   -----------   -----------
         Total costs and expenses.................        96,743       150,679        84,459
                                                      ----------   -----------   -----------
         Operating income (loss)..................       (30,591)      (57,228)        4,556
Other income (expense):
   Interest expense, net..........................        (7,557)       (6,619)       (7,381)
   Other..........................................           869        (2,439)          656
                                                      ----------   -----------   -----------
         Total other expenses.....................        (6,688)       (9,058)       (6,725)
                                                      ----------   -----------   -----------
   Loss before income tax expense.................       (37,279)      (66,286)       (2,169)
Income tax expense................................           343         1,111         3,409
                                                      ----------   -----------   -----------
Net loss..........................................       (37,622)      (67,397)       (5,578)
Preferred dividends...............................        (4,304)       (4,820)       (5,217)
                                                      ----------   -----------   -----------
Net loss applicable to common stock...............    $  (41,926)  $   (72,217)  $   (10,795)
                                                      ==========   ===========   ===========

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001

     Revenues. Revenues for 2002 were $89.0 million, compared with $93.5 million for 2001. The decrease is primarily due to the sale, on March 23, 2001, of a substantial portion of the Company's multi-client data library, and ongoing rights thereto, in the southern United States for $15.0 million cash combined with reductions in the Company's United States operations, partially offset by significantly increased activity levels in Latin America.

     Revenues from United States data acquisition operations decreased $10.1 million, or 68% from $15.0 million in 2001 to $4.9 million in 2002. This decline in data acquisition revenues is primarily due to the Company reducing operations in North America because of continued low levels of demand for seismic services in the southern United States. Backlog for United States data acquisition projects at December 31, 2002 was $0.5 million. The Company has taken measures to resize its United States operations to reduced current demand levels including reducing crew support personnel, consolidating administrative offices and support facilities and reducing overhead. The Company expects that revenues from United States data acquisition operations in 2003 will be decreased over levels experienced in 2001 and 2002. As of March 31, 2003, the Company has backlog for United States data acquisition projects of $0.3 million.

     Revenues from seismic data processing operations were $0.2 for 2002 compared to $0.6 million for 2001. The decrease is due to closing the Company's Houston and Dallas data processing centers and consolidating its international data acquisition and data processing centers.

     Revenues from Canadian data acquisition operations decreased $1.8 million, or 15.8%, from $11.4 million in 2001 to $9.6 million in 2002. This is because during 2001, a range of one to four land seismic crews were operating in Canada compared to a range of one to three in 2002.

     The Company began its multi-client data acquisition activities in the United States and Canada during 1998. Multi-client crew operations began in the second quarter of 1998 and continued through 1999 and into 2000. During that time, 17 projects were completed in Texas, California, Wyoming and Canada covering a total of 1,648 square miles. Due to depressed demand for the Company's proprietary data in 2000, an inability to secure adequate initial customer underwriting and a lack of sufficient liquidity, the Company in the first quarter of 2000 curtailed its strategy of building a multi-client data library in the southern United States. Revenues associated with the underwritten portion of multi-client data programs are recognized as a component of the data acquisition revenues discussed above. Revenue from sales of the data library for 2002 were $.5 million, compared to $20.4 million for 2001. On March 23, 2001, the Company completed the sale for $15.0 million cash ($15.0 million of related amortization) of a substantial portion of its multi-client data library in the southern United States, retaining all of its Canadian multi-client data library as well as several data surveys in the southern United States. The Company may selectively continue adding to its remaining data library if adequate liquidity exists; however, management will be very selective in its decision to participate in projects that are not substantially underwritten by customers.

     Revenues in Latin America increased $29.7 million, or 67.3%, from $44.1 million in 2001 to $73.8 million in 2002. During 2001, a range of two to six crews operated in Latin America. During 2002, a range of two to six crews also operated in Latin America but the scope and size of 2002 projects were larger than that of 2001 projects. As of April 30, 2003, there were five land acquisition and transition zone seismic crews operating or mobilizing in this region.

     Revenues from the Far East decreased $1.9 million, or 95.0%, from $2.0 million in 2001 to $.1 million in 2002. During 2001, the Company operated one crew in New Zealand for approximately three months. During 2002, the Company operated one crew in Indonesia for approximately one month.

     Expenses. Direct operating expenses for 2002 decreased $1.5 million, or 2.3%, to $65.6 million (73.7% of revenues) from $67.1 million (71.8% of revenues) in 2001. The absolute decrease in operating expenses is a result of decreased activity levels in North America and the Far East. The increase in operating expenses as a percentage of revenues from 2001 to 2002 is primarily due to the decreased amount of multi-client data sale revenues, primarily due to the sale for $15.0 million cash ($15.0 million of related amortization) of a substantial portion of its multi-client data library in 2001 with the associated cost included in depreciation and amortization.

     General and administrative expenses decreased $0.2 million, or 2.9%, to $9.1 million (10.2% of revenues) in 2002 from $9.3 million (9.9% of revenues) in 2001. The absolute reduction is the result of the Company's effort to reduce support and overhead personnel in all of its operating regions and at the corporate office level.

     Depreciation and amortization decreased $25.9 million, or 72.5%, to $9.8 million in 2002 from $35.7 million for 2001. Capital expenditures were $15.4 million and $5.0 million for 2002 and 2001, respectively. The decrease is due to the amortization associated with the sale in 2001 of a substantial portion of the Company's multi-client data library, and ongoing rights thereto, in the southern United States for $15.0 million cash.

     The Company recorded charges for asset impairment of $38.5 million for 2001. The 2001 charge was related to: 1.) an impairment recognized on the Company's goodwill of $31.3 million due to revised estimates of future operating cash flows due to depressed exploration activity resulting in decreased demand for the Company's data acquisition and data processing services in the United States and Canada and 2.) a charge of $7.2 million to impair certain of the Company's fixed assets due primarily to technological obsolescence and reductions in demand for services in the United States as well as a charge to reduce the carrying value of the Company's multi-client data library to net realizable value based on revised future licensing prospects for such data in view of the ongoing reduced demand for multi-client data in general and the Company's recent sales experience for such data. Triggering events requiring the assessments include significant recurring losses and the Company's decision to resize its United States operations to reduced current demand levels. On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey.

     Other Income (Expenses). Interest expense, net, increased $0.8 million from $6.6 million in 2001 to $7.4 million in 2002. The increase is primarily due to an increase in debt outstanding.

     Tax Provision. The income tax provision consisted of income taxes in foreign countries for 2002 and 2001. No benefit for United States federal or Canadian income tax loss carry-forwards was recorded in either period, given the uncertainty of realization of such tax benefits.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues for 2001 were $93.5 million, compared with $66.2 million for 2000. The increase is primarily due to the sale, on March 23, 2001, of a substantial portion of the Company's multi-client data library, and ongoing rights thereto, in the southern United States for $15.0 million cash.

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

     Revenues in Latin America increased $23.9 million, or 118.3%, from $20.2 million in 2000 to $44.1 million in 2001. During 2000, a range of two to five crews operated in Latin America. During 2001, a range of two to six crews operated in Latin America. The scope and size of 2001 projects were larger than that of 2000 projects. As of May 1, 2002, there were five land acquisition seismic crews operating or mobilizing in this region.

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

     Other Income (Expenses). Interest expense, net, decreased $1.0 million from $7.6 million in 2000 to $6.6 million in 2001. The decrease is primarily due to Elliott Associates, L.P. ("Elliott") and Elliott International, L.P. (formerly known as Westgate International, L.P.) exchanging $56,320,000 of 9 3/4% Senior Notes for Convertible Preferred Stock on January 19, 2000. Additionally contributing to the decrease were decreased interest rates in 2001, reducing interest expense on the Company's variable rate debt.

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

     The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. While management believes there has been a recent improvement in market conditions for seismic services, especially in Latin America and the Far East, funds to finance operations are expected to remain limited through 2003 and may not permit the Company to continue its operations in the ordinary course. As previously discussed, the Company has in the past relied on its majority stockholder, Elliott, to provide credit support and interim funding. Through May 15, 2003, no cash for working capital has been provided to the Company by Elliott. Elliott has indicated to the Company that it will not commit to provide additional financial and credit support to the Company during 2003.

     The Company is currently in default under its credit facility with Elliott as well as under the indenture under which the 9 3/4% Senior Notes due 2008 were issued. As a result of the event of default under the indenture, the trustee, or the holders of a specified percentage in aggregate principal amount of the Senior Notes, could take the steps necessary to cause the Senior Notes to become immediately due and payable. As of the date of this report, neither the trustee nor such holders has exercised this right. Additionally, the event of default under the Senior Notes constitutes an event of default under the Credit Facility, which entitles Elliott to accelerate the maturity of all amounts owing under the Credit Facility and to exercise remedies to collect such amounts as provided under the Credit Facility and the related security agreements. As of the date of this report, Elliott has not exercised this right. Accordingly, the Company has classified both the $43.5 million of otherwise long-term debt related to the Senior Notes and the $24.2 million of otherwise long-term debt related to the Credit Facility as current and expects to continue to do so for the foreseeable future. If the maturity of any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code. Additionally, as a result of the defaults, the Company does not expect that any additional amounts will be made available to the Company under the Credit Facility.

     There are currently no additional committed sources of financing available to the Company and no availability under existing facilities. Even if business conditions substantially improve and cost control initiatives are successful during 2003, the Company will require substantial cash flow, or waivers on current debt obligations, to continue operations on a satisfactory basis, fund capital expenditures and meet its principal and interest requirements with respect to the 9 3/4% Senior Notes, the Credit Facility and other indebtedness as those amounts become due.

     The Company's management is currently in discussions with the ad hoc steering committee of the holders of the Senior Notes and Elliott concerning a debt-for-equity exchange or other comprehensive restructuring of the Company's indebtedness that, among other things, would resolve the interest payment default under the Senior Notes, and because other defaults have been waived through June 15, 2003, would eliminate Elliott's right to accelerate amounts outstanding under the Credit Facility through the date of the existing waiver. Additionally, the Company has taken measures to reduce costs through consolidation of certain locations, resizing its United States and Canadian operations to reduced current demand levels, and reductions in overhead personnel. Should such measures be unsuccessful, or should any of the Company's debtors exercise their right to accelerate their amounts outstanding, there would be substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of those uncertainties.

     The Company's ongoing capital requirements arise primarily from its need to service debt, fund cash requirements primarily to support its international projects and to acquire, maintain or improve equipment. During 2002, $1.1 million was used by operating activities, a significant decrease from last year when the Company generated $2.0 million from operating activities. This decrease in funds generated from operating activities was principally due to a $6.2 million decrease in accounts payable. During 2002, $9.5 million was provided by financing activities. This compares to 2001 when $0.7 million was provided by financing activities, which was due to a $9.5 million net increase of debt. During 2002, $4.0 million was used in investing activities, primarily due to $15.4 million of capital expenditures, $10.6 million of which is financed and will be paid in 2003 and beyond. This compares to $3.3 million used in investing activities in 2001, which was due principally to $3.5 million used to fund capital expenditures and multi-client data acquisitions, offset in part by $0.2 million of asset sales.

     The Company has incurred significant net losses during each of the past three years and has operated with working capital deficits during this period. As a result, the Company's capital requirements during 2002 were funded primarily through $7.7 million in funds provided by Elliott pursuant to a factoring arrangement and $8.2 million of funds provided by Foothill, and cash collateralized by Elliott, under the supplemental term loan of the Credit Facility, in combination with close management of the Company's accounts receivable and payables.

     The Company will need to attain profitable operating levels in order to provide sufficient cash flow to service its debt, maintain its operations and fund capital expenditures. While the Company was able to generate operating income in 2002, the overcapacity in the seismic service industry and the Company's increasing reliance on international operations, will require that the Company continue to closely manage its available cash resources. Because of the high costs associated with equipping and operating crews outside of North America and the time generally required to process billings and receive payments, the Company expects to require significant amounts of liquidity to support its international projects.

     In 2002, Elliott advanced approximately $7.7 million to the Company through a factoring arrangement, as discussed below, and as of December 31, 2002, $11.7 million remained outstanding. No additional amounts have been made available to the Company under this arrangement and all amounts become due and payable on October 31, 2003 . The Company does not expect to be able to retire these amounts from its operating cash flows. In order to avoid a default under this agreement, the Company will either need to reach an accommodation with Elliott about the payment of these amounts or obtain additional financing to refinance the amount payable to Elliott.

     Capital expenditures for 2002 were approximately $15.4 million and were used primarily to upgrade and expand the Company's seismic data acquisition and recording equipment as well as the purchase of a new recording system for its Latin American operations. The Company's 2003 business plan contemplates up to $7.1 million of capital expenditures primarily to upgrade and replace seismic data acquisition and recording equipment. Actual capital expenditures will, however, be limited to an amount that can be funded from available cash and any equipment financing provided by manufacturers.

     As of December 31, 2002, the Company's had approximately $92.1 million of indebtedness consisting of (i) the $43.5 million principal amount of the Senior Notes, (ii) $27.2 million of outstanding borrowings under the Credit Facility, (iii) $11.7 million payable under the Elliott factoring arrangement and (iv) $9.7 million of loans and capitalized leases primarily incurred to fund capital expenditures. The following table summarizes the Company's payment obligations with respect to these long-term liabilities as well as the Company's operating leases over the next five years (in thousands):

                                              2003        2004     2005     2006    2007    THEREAFTER
                                           ----------    ------    -----    ----    ----    ----------
Notes payable, long-term debt and
 capital lease obligations............     $ 88,245(1)   $3,828    $  58    $  4     $         $ --
Operating Leases......................          585         359      103      68      68         --
                                           --------      ------    -----    ----     ---       ----
                                           $ 88,830      $4,187    $ 161    $ 72     $68       $ --
                                           ========      ======    =====    ====     ===       ====

------------

(1) See Note 9 of Notes to Consolidated Financial Statements regarding the classification of the Elliott credit facility and the 9 3/4% Senior Notes.

     The Company has approximately $159.3 million of debt and preferred stock outstanding at December 31, 2002. Currently, the Company's highly leveraged capital structure negatively impacts and will continue to negatively impact its profitability and operating cash flow. If the Company is not able to significantly improve its operations or obtain additional financing, either from Elliott or other sources, a financial restructuring will be required to allow the Company to be a viable entity on a long-term basis.

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

    Revenue Recognition

     Revenue from cancelable exclusive seismic surveys is recognized as the services are performed or, when applicable, in accordance with contractual milestones then chargeable to the customer in accordance with contract terms. Anticipated losses on survey contracts are recognized when such losses are determinable. Revenue from non-cancelable exclusive and non-exclusive seismic surveys is recognized in accordance with the percentage of completion method of accounting based upon costs incurred as a percentage of total estimated costs. The Company does not currently have any non-cancelable contracts and they are not common for the Company.

     Revenue from the licensing of multi-client data surveys is recognized upon issuance of license when the Company obtains a non-cancelable commitment from the customer.

     Revenue from the Company's data processing services is recognized as the services are performed.

     Asset Impairment

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company evaluates the recoverability of property and equipment, and other long-lived assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

     Mobilization Cost

     Transportation and other direct expenses incurred prior to and at the commencement of geophysical operations in an area or on a specific contract, that would not have been incurred otherwise, are deferred and recognized over either the lesser of the term of the related contract (in the case of costs related to a specific contract this method is always used) or backlog of contracts in that area, or one year.

     Goodwill

     Goodwill, representing the excess of purchase price over fair value of net assets acquired, was previously amortized on a straight-line basis over the expected periods to be benefited. Accumulated amortization was approximately $6.2 million as of December 31, 2001. The Company assessed the recoverability of this intangible asset by determining whether the goodwill balance was expected to be recovered through undiscounted future operating cash flows of the acquired operation over the remaining estimated life of the goodwill. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflective of Grant's average cost of capital. The assessment of the recoverability of goodwill was impacted if estimated future operating cash flows were not achieved. Based on the fourth quarter 2001 assessment, the remaining net book value of the goodwill created in the purchase of GGI's assets, previously being amortized over 30 years, the goodwill created in the acquisition of Solid State's minority interest, previously being amortized over 20 years and the goodwill created in the purchase of the remaining interest in ISI, previously being amortized over 30 years, was fully impaired in 2001 (see Note 4) in accordance with the applicable accounting standards at that time. As a result of the above mentioned impairments, no goodwill remains at December 31, 2002.

     Foreign Exchange Gains and Losses

     The United States ("U.S.") dollar is the Company's primary functional currency in all foreign locations with the exception of its Canadian subsidiaries. Accordingly, those foreign entities (other than Canada) translate property and equipment (and related depreciation) and inventories into U.S. dollars at the exchange rate in effect at the time of their acquisition while other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. Re-measurement gains and losses are included in the determination of net income and are reflected in other income (expense). The Canadian subsidiaries use the Canadian dollar as their functional currency and translate all monetary assets and liabilities at year-end exchange rates and operating results at average exchange rates prevailing during the year in accordance with SFAS No. 52, "Foreign Currency Translation". Adjustments resulting from the translation of Canadian assets and liabilities are recorded in the accumulated other comprehensive loss account in stockholders' equity.

RECENT ACOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management does not believe the adoption of SFAS No. 143 will have a material impact on Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued Accounting for Stock-Based Compensation ("SFAS No. 148") amending SFAS No. 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS No. 148 include (1) the prospective method which is the method currently provided for in SFAS No. 123,
(2) the retroactive restatement method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions of all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company does not intend on adopting the fair value method of accounting for stock-based compensation of SFAS No. 123, and accordingly SFAS No. 148 is not expected to have a material impact on the Company's reported results of operations or financial position in 2003.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated and thus the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or result of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("FAS 149") which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not expect the provision of this statement to have a significant impact on the Company's results of operations or financial position.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (" FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provision of this statement to have a significant impact on the Company's results of operations or financial position.

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

     The Company estimates that if prevailing market interest rates had been ten percent higher throughout 2001 and 2002, and all other factors affecting the Company's debt remained the same, the operating losses before taxes would have been increased by $.5 and $.8 million in 2001 and in 2002, respectively. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher at year-end 2002, and all other factors affecting the Company's debt remained the same, the fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $4.0 million at December 31, 2002. Given the composition of the Company's debt structure, the Company does not hedge its interest rate risk.

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

     The Company's operating results were negatively impacted by foreign exchange loss of approximately $628,000 and $1,600,000 and foreign exchange gain of approximately $48,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 12, 2002 the Company reported on Form 8-K the removal of Arthur Andersen, LLP as the Company's independent auditors.

     On August 26, 2002 the Company reported on Form 8-K/A that on August 22, 2002, Mann Frankfort Stein & Lipp CPA's were retained to serve as independent auditors for the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The name, age and current principal position of each director and executive officer of the Company at May 30, 2003 are as follows:

        NAME                    AGE                   POSITION
        ----                    ---                   --------
James Devine..............      44      Chairman of the Board
Richard F. Miles..........      54      President, Chief Executive Officer
                                        & Director
James Black...............      55      Chief Financial Officer
Narciso M. Chiquillo......      54      Vice President - Latin America
William H. Freeman........      54      Treasurer
Jonathan D. Pollock.......      39      Director
Lee Parker................      34      Vice President - Technology
Richard J. Dunlop.........      41      Vice President - Transition Zone
Scott A. McCurdy..........      27      Vice President - Finance & Controller
A. Marizza Glancey........      38      Corporate Counsel & Corporate Secretary

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

     James Devine has served as a director of the Company and Chairman of the Board since December 2000. Mr. Devine has been a commercial consultant to the oil and gas industry since 1996. He served as Corporate Vice President and General Counsel of Colflexip Stena Offshore Group from 1994 to 1996. Mr. Devine served as Chairman of the Board of Directors of Horizon Offshore, Inc., an offshore marine construction company, from 1999 to 2002.

     Richard F. Miles has served as President, Chief Executive Officer (CEO) and director of the Company since February 2001. Mr. Miles served as Executive Vice President of Sercel Inc. from December 15, 1999 until January of 2001 after GeoScience/Syntron was merged with CGG/Sercel. Prior to the merger, Mr. Miles was Chairman, President and CEO of Syntron, Inc., which he joined in January 1990. Syntron was a provider of geophysical acquisition equipment, and a subsidiary of GeoScience, of which Mr. Miles was also President and CEO from its formation in 1996 until the merger in December 1999. GeoScience, with its other subsidiaries, Cogniseis and Symtronix, provided data loading, formatting services and data processing and interpretation software for the oil exploration industry. Prior to 1990, Mr. Miles was involved in seismic data acquisition and processing in various management positions with continually increasing positions of responsibility. Mr. Miles is also a director of Kelman Technologies Inc.

     James Black has served as Chief Financial Officer of the Company since November 2002. Mr. Black previously served as Financial Consultant to a subsidiary Company, Solid State Geophysical, from February 2002. He served in various senior finance and commercial roles worldwide in the upstream oil & gas industry principally 23 years in engineering and construction with Halliburton.

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

     Jonathan D. Pollock has served as a director of the Company since September 30, 1997 and as Chairman of its Board of Directors from September 1997 until April 1998. Mr. Pollock has served for more than five years as a Portfolio Manager with Elliott Management Corporation. Mr. Pollock is also a director of Prime Natural Resources, Inc. and Chairman of the Board of Odyssea Marine, Inc.

     Lee Parker has served as Vice President - Technology since March 2001. Mr. Parker has been employed by the Company in various countries for the past 10 years with varying levels of increasing management responsibility for its worldwide technical and field operations.

     Richard John Dunlop has served as Vice President - Transition Zone Operations since July, 2002. For the previous 20 years, Mr. Dunlop was employed with the Company with varying levels of increasing management responsibility, within Grants International Operations. Much of Mr. Dunlop's earlier career was spent in Australia and the Far East.

     Scott A. McCurdy has served as Vice President - Finance & Controller since March 2003. For the previous two years, Mr. McCurdy was employed by the Company as Controller. Prior to joining Grant, Mr. McCurdy worked in public accounting, with a client base primarily made up of companies in the oil field services industry. Mr. McCurdy is a Certified Public Accountant in Texas.

     A. Marizza Glancey has served as General Counsel and Corporate Secretary of the company since June 2001. Ms. Glancey is also Human Resources Director for the Company. Ms. Glancey has worked in the oil and gas industry since 1994. She has served as Corporate Counsel for Torch, Inc. an offshore pipeline service company and Vice President of Human Resources and Administration for Smedvig America, LLC., a subsidiary of Smedvig, with corporate offices in Stavanger, Norway; Smedvig specializes in ultra-deepwater drilling and production. Ms. Glancey holds a J.D. of Law (Doctorate of Jurisprudence).

ITEM 11. EXECUTIVE COMPENSATION.

     The following table summarizes information concerning the compensation of the Company's Chief Executive Officer and the four highest compensated executive officers for 2002 (the "Named Executive Officers"). No restricted stock awards were awarded for 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                    ANNUAL COMPENSATION           COMPENSATION
                                            ---------------------------------     ------------
             NAME AND                                            OTHER ANNUAL       OPTIONS        ALL OTHER
        PRINCIPAL POSITION                  YEAR       SALARY    COMPENSATION       AWARDS        COMPENSATION
----------------------------------------    ----      --------   ------------       ------        ------------
Richard F. Miles(1).....................    2002      $268,268    $   35,000             --            --
  President & Chief Executive Officer       2001      $225,961            --        500,000            --

Narciso M. Chiquillo....................    2002      $144,008            --             --            --
  Vice President, Latin America             2001      $126,839            --         34,000            --
                                            2000      $115,511            --         20,000            --

William H. Freeman......................    2002      $122,431            --             --            --
  Treasurer                                 2001      $115,000            --             --            --
                                            2000      $109,055            --         20,000            --

Richard Dunlop..........................    2002      $127,409            --             --            --
  Vice President - Transition Zone          2001      $ 99,617            --         31,000            --
                                            2000      $100,027            --             --            --

Marizza Glancey(2)......................    2002      $123,020            --         25,000            --
  General Counsel & Corporate Secretary     2001      $ 64,135            --             --            --

----------

(1) Mr. Miles' employment as President and Chief Executive Officer began in February 2001.

(2) Ms. Glancey's employment as General Counsel and Company Secretary began in June 2001.

     The following table sets forth information with respect to the unexercised options to purchase shares of common stock which were granted in 2001 or a prior year under the Company's 1997 Equity and Performance Incentive Plan to the Named Executive Officers and held by them at December 31, 2001. None of the Named Executive Officers exercised any stock options during 2002.

                       AGGREGATED OPTION EXERCISES IN 2002
                         AND 2002 YEAR-END OPTION VALUES

                                                                                  VALUE OF UNEXERCISED
                                          NUMBER OF UNEXERCISED                   IN-THE-MONEY OPTIONS
                                           OPTIONS AT YEAR-END                       AT YEAR-END(1)
                                     --------------------------------        -------------------------------
           NAME                      EXERCISABLE        UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
           ----                      -----------        -------------        -----------       -------------
Richard F. Miles................       166,667             333,333              $ --               $ --
Narciso M. Chiquillo............        45,666              29,334                --                 --
William H. Freeman..............        18,433               6,667                --                 --
Richard J. Dunlop...............        19,333              20,667                --                 --
A. Marizza Glancey..............         8,333              16,667                --                 --

----------

(1) There is no trading market for the Common Stock.

EMPLOYMENT AGREEMENTS

     Effective February 5, 2001, the Company retained Richard F. Miles to serve as President and Chief Executive Officer of the Company for an annual base salary of $225,000. The Company entered into an agreement effective August 1, 2001 with Mr. Miles. The agreement has an initial term through July 31, 2004 provided, however, that on August 1 of each year, commencing August 1, 2003, the agreement is automatically renewed for successive one-year periods unless either party provides the other with written notice of non-renewal prior to June 30 of that year. Through amendments to this agreement, Mr. Miles annual base salary has been increased to $302,494. Mr. Miles also agreed not to compete against the Company throughout the term of his employment and for one year thereafter, and not to disclose any confidential information during and after the term of his employment.

     Narciso Chiquillo. Effective August 1, 2001, the Company entered into an employment agreement with Narciso M. Chiquillo, pursuant to which Mr. Chiquillo has agreed to serve as Vice President - Latin America of the company. Mr. Chiquillo's employment agreement has an initial term through August 1, 2004 and provides for an annual base salary of $134,200. Through amendments to this agreement, Mr. Chiquillo's annual base salary has been increased to $162,406. Mr. Chiquillo also agreed not to compete against the Company throughout the term of his employment and for six months thereafter, and not to disclose any confidential information during and after the term of his employment.

     Richard Dunlop. Effective August 1, 2001, the Company entered into an employment agreement with Richard J. Dunlop, pursuant to which Mr. Dunlop has agreed to serve as Manager - Transition Zone Operations of the Company. Mr. Dunlop's employment agreement has an initial term through August 1, 2004 and provides for an annual base salary of $90,000. Through amendments to this agreement, Mr. Dunlop's position has changed to Vice President - Transition Zone and his annual base salary has been increased to $141,814. Mr. Dunlop also agreed not to compete against the Company throughout the term of his employment and for six months thereafter, and not to disclose any confidential information during and after the term of his employment.

     Effective August 1, 2001, the Company entered into an employment agreement with Lee Parker, pursuant to which Mr. Parker has agreed to serve as Vice President - Technology of the company. Mr. Parker's employment agreement has an initial term through August 1, 2004 and provides for an annual base salary of $93,300. Through amendments to this agreement, Mr. Parker's annual base salary has increased to $119,974. Mr. Parker also agreed not to compete against the Company throughout the term of his employment and for six months thereafter, and not to disclose any confidential information during and after the term of his employment.

     Effective March 21, 2003, the Company entered into an employment agreement with Scott A. McCurdy, pursuant to which Mr. McCurdy has agreed to serve as Controller of the Company. Mr. McCurdy's employment agreement has an initial term through March 21, 2006 and provides for an annual base salary of $121,056. Through amendments to this agreement, Mr. McCurdy's position has changed to Vice President - Finance and Controller. Mr. McCurdy also agreed not to compete against the Company throughout the term of his employment and for six months thereafter, and not to disclose any confidential information during and after the term of his employment.

COMPENSATION OF DIRECTORS

     Effective January 1, 2001, one of the Company's subsidiaries entered into a consulting agreement with a term through December 31, 2003, with Crossbay Ventures Ltd. ("Crossbay") & James Devine, the Company's Chairman of the Board, whereby Crossbay Ventures Ltd. Agreed to provide the consultancy and advisory services of Mr. Devine, in exchange for an annual fee of $125,000. Through amendments to this agreement the annual fee has increased to $150,000. In 2002, a total of $132,395 was paid by the Company's subsidiary to Crossbay under this agreement. Additionally, in 2001, Mr. Devine was granted 300,000 options to purchase the Company's stock subject to certain vesting requirements. In April 2003, these options were cancelled and 400,000 options were issued in consideration for consultancy services received.

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

     The Board of Directors, or a committee of the Board of Directors consisting of at least two non-employee directors, is required to administer the Incentive Plan. The Board of Directors currently administers the Incentive Plan and decides to whom awards may be granted, the type of award to be granted and determine, as applicable, the number of shares to be subject to each award, the exercise price and the vesting. In making such determinations, the Board of Directors will take into account the employee's present and potential contributions to the Company's success and other relevant factors. As of December 31, 2002, the Board of Directors had granted outstanding awards covering 2,323,700 shares. In addition, as of May 30, 2003, a total of 57,000 restricted shares (36,000 in 1998, 18,000 in 1999, and 3,000 in 2000) were granted to non-employee directors, with 54,000 of such shares being unrestricted, subject to the satisfaction of conditions set forth under the Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock at March 28, 2003 by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of the Common Stock, (ii) each current director and executive officer and (iii) all current executive officers and directors as a group, including persons deemed to share voting and investment power.

                                                                      AMOUNT
                                                                       AND           PERCENT
                                                                    NATURE OF          OF
                                                                    BENEFICIAL       COMMON
                NAME OF BENEFICIAL OWNER                            OWNERSHIP         STOCK
                ------------------------                             ---------        -----
Elliott Associates, L.P.(1)..................................      19,397,501(3)      55.1%
Elliott International, L.P.(2)...............................      13,735,559(4)      37.8%
Richard F. Miles.............................................         166,667            *
Narciso Chiquillo............................................          45,666            *
William H. Freeman...........................................          18,433            *
Jonathan D. Pollock..........................................           9,000            *
James Devine.................................................         100,000            *
Lee Parker...................................................          23,400            *
Richard J. Dunlop............................................          19,333            *
Scott A. McCurdy.............................................           8,333            *
A. Marizza Glancey...........................................           8,333            *
All executive officers and directors as a group (9 persons)..         399,165            *

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On May 24, 2002, the Company completed modifications of the Loan and Security Agreement with Foothill and Elliott whereby, among other things, the maximum amount of the revolving facility was reduced from $10.5 million to $8.0 million (subject to additional borrowing base limitations) and Foothill agreed, subject to conditions, to fund a $16.5 million supplemental term loan. Additionally, on July 8, 2002, the Company completed additional modifications to the Foothill/Elliott Credit Facility whereby, among other things, the maximum amount of the Foothill supplemental term loan was increased from $16.5 million to $19.5 million. Advances under the supplemental term loan are conditioned, among other things, on Elliott having elected, at its sole and absolute discretion, to deposit cash collateral with Foothill in the amount of such advances to secure Elliott's guarantee of the supplemental term loan. The supplemental term loan will bear interest at the 90-day CD rate announced by Wells Fargo. The Foothill supplemental term loan and all other obligations under the Foothill/Elliott Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries, are guaranteed by Elliott and, except as to the existing Elliott term loan, could be purchased from Foothill by Elliott at any time on 5 business days' notice.

     The modifications to the Foothill/Elliott Credit Facility made on July 8, 2002 also include a new mandatory prepayment provision with respect to the $6.9 million Foothill term loan. In brief, the new provision generally requires the Company, upon any net movement of equipment outside the United States and Canada, to prepay the Foothill term loan so that the remaining outstanding balance thereof is no greater than two-thirds of the appraised value of the equipment remaining in the United States and Canada in which Foothill has a perfected security interest. At December 31, 2002, $7.5 million and $6.0 million were outstanding under the Elliott term loan and the Foothill term loan, respectively, $5.4 million was outstanding under the Foothill revolving credit line, and $8.2 million was outstanding under the Foothill supplemental term loan. Based on the Company's borrowing base and current Elliott cash collateral levels at December 31, 2002, these amounts represent the maximum amount then allowable at such date under the respective facilities.

     On August 3, 2001, the Company completed an agreement with Elliott International, L.P. for the sale, with recourse retained, of certain of its foreign accounts receivable. The agreement allows the Company to sell, at its election, both billed and unbilled receivables arising out of data acquisition and processing services rendered by Grant's branch operations in South America. The agreement was amended on January 7, 2002 to increase the maximum amount available under the agreement to $5.25 million and to extend the agreement through September 30, 2002 with all payments required by that time. Additional amendments were completed February 5, 2002, March 5, 2002 and March 21, 2002 to increase the maximum amount available under the agreement to $7.5 million, $10.9 million, and $11.7 million, respectively. Additionally, the March 21, 2002 amendment expanded the scope of the agreement to include receivables for all of the Company's South American locations (see Note 21). On September 30, 2002, the agreement was further modified to extend the term of the arrangement to October 31, 2003. As of April 15, 2003, $11.7 million was outstanding under the agreement.

     Effective January 1, 2001, one of the Company's subsidiaries entered into a consulting agreement with a term through December 31, 2003, with Crossbay Ventures Ltd. ("Crossbay") & James Devine, the Company's Chairman of the Board, whereby Crossbay Ventures Ltd. Agreed to provide the consultancy and advisory services of Mr. Devine, in exchange for an annual fee of $125,000. Through amendments to this agreement the annual fee has increased to $150,000. In 2002, a total of $132,395 was paid by the Company's subsidiary to Crossbay under this agreement. Additionally, in 2001, Mr. Devine was granted 300,000 options to purchase the Company's stock subject to certain vesting requirements. In April 2003, these options were cancelled and 400,000 options were issued in consideration for consultancy services received.

     See Note 9 and Note 21 for further discussion on transactions with Elliott.

     During 2002, payment in kind stock dividends aggregating 32,750 shares and 18,377 shares of Convertible Preferred Stock were issued to Elliott and Elliott International, respectively.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following financial statements are filed as part of this report:

1. Financial Statements

                                                                                                 PAGE
                                                                                                 ----
Reports of Independent Public Accountants.................................................        31

Consolidated Balance Sheets as of December 31, 2001 and 2002..............................        33
Consolidated Statements of Operations for the years ended December 31, 2000,
     2001 and 2002........................................................................        34
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
     December 31, 2000, 2001 and 2002.....................................................        35
Consolidated Statements of Cash Flows for the years ended December 31, 2000,
     2001 and 2002........................................................................        36
Notes to Consolidated Financial Statements................................................        37
Supplementary Financial Information - Quarterly Data......................................        56

2. Financial Statement Schedules

     Other schedules have not been included because they are not applicable, are immaterial or the information has been included in the financial statements or notes thereto.

3. Exhibits

     See Index to Exhibits on page 57. The Company will furnish to any eligible stockholder, upon written request, a copy of any exhibit listed, upon payment of a reasonable fee equal to our expenses in furnishing such exhibit.

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

         On December 5, 2002, the Company filed a current report on Form 8-K related to the retention of CIBC World Markets Corp. as its financial advisor in connection with its review of strategic alternatives to rationalize its capital structure.

         On January 22, 2003, the Company filed a current report on Form 8-K related to an event of default on the Foothill/Elliott credit facility and the subsequent buyout of Foothill by Elliott and the disclosure of Amendment No. 9 to the Foothill/Elliott credit facility.

         On February 10, 2003, the Company filed a current report on Form 8-K related to the disclosure of the Supplement to Ninth Amendment of the Foothill/Elliott credit facility and the Second Supplement to Ninth Amendment of the Foothill/Elliott credit facility.

         On February 27, 2003, the Company filed a current report on Form 8-K related to the default on interest payment to holders of 9 3/4% Senior Notes due 2008 and the disclosure of the Third Supplement to Ninth Amendment of the Foothill/Elliott credit facility.

         On March 18, 2003, the Company filed a current report on Form 8-K related to the Fourth Supplement to Ninth Amendment of the Foothill/Elliott credit facility and the Fifth Supplement to Ninth Amendment of the Foothill/Elliott credit facility.

         On April 1, 2003, the Company filed a current report on Form 8-K related to the event of default on the interest payment to the holders of 9 3/4% Senior Notes due 2008.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of June 2003.

                                 GRANT GEOPHYSICAL, INC.

                                 By:           /s/ RICHARD F. MILES
                                     -------------------------------------------
                                                  Richard F. Miles
                                        President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of June 2003.

          SIGNATURE                                 TITLE
          ---------                                 -----

    /s/ RICHARD F. MILES         President, Chief Executive Officer and Director
-----------------------------    (Principal Executive Officer)
        Richard F. Miles


      /s/ JAMES BLACK            Chief Financial Officer
-----------------------------    (Principal Financial Officer)
          James Black


    /s/ SCOTT A. MCCURDY         Controller (Principal Accounting Officer)
-----------------------------
        Scott A. McCurdy


       /s/ JAMES DEVINE          Chairman of the Board and Director
-----------------------------
           James Devine


  /s/ JONATHAN D. POLLOCK        Director
-----------------------------
      Jonathan D. Pollock

I, Richard F. Miles, certify that:

1. I have reviewed this annual report on Form 10-K of Grant Geophysical, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: June 10, 2003

/s/ RICHARD F. MILES
Richard F. Miles
President and Chief Executive Officer

I, James Black, certify that:

1. I have reviewed this annual report on Form 10-K of Grant Geophysical, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: June 10, 2003

/s/ JAMES BLACK
James Black
Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Grant Geophysical, Inc.

     We have audited the accompanying consolidated balance sheet of Grant Geophysical, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, cash flows, and stockholders equity (deficit) for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Grant Geophysical, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion, modified for a going concern uncertainty, on those financial statements in their report dated May 3, 2002.

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

     In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grant Geophysical, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note
(1) to the consolidated financial statements, the Company continues to have a net capital deficiency, has a current significant net working capital deficit, is currently in default on the majority of its debt agreements, and current uncertainties surrounding the sufficiency and timing of its future cash flows raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note (1). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty




Mann, Frankfort Stein & Lipp CPAs, LLP

Houston, Texas
May 13, 2003

     This report is a copy of a previously issued report, the predecessor auditor has not reissued this report. The previously included report refers to financial statements not physically included in this document.

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

Arthur Andersen LLP

Houston, Texas
May 3, 2002

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                    DECEMBER 31,
                                                                                            ---------------------------
                                                                                                2001           2002
                                                                                            ------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.............................................................    $      2,471   $      6,405
  Restricted cash and short-term investments............................................              17            858
  Accounts receivable:
    Trade (net of allowance for doubtful accounts of $790 and $538 at
      December 31, 2001 and 2002, respectively).........................................          14,142         11,358
    Other...............................................................................           3,696          4,560
  Inventories...........................................................................             447            511
  Prepaids..............................................................................           2,146          2,186
  Work in process.......................................................................           1,511          1,107
                                                                                            ------------   ------------
        Total current assets............................................................          24,430         26,985
Property, plant and equipment:
  Land..................................................................................             392            375
  Buildings and improvements............................................................           1,587          1,605
  Plant facilities and store fixtures...................................................           1,308          1,380
  Machinery and equipment...............................................................          92,136        100,881
                                                                                            ------------   ------------
        Total property, plant and equipment.............................................          95,423        104,241
  Less accumulated depreciation.........................................................          76,370         79,399
                                                                                            ------------   ------------
        Net property, plant and equipment...............................................          19,053         24,842
Multi-client data library - non current, net............................................             599            404
Other assets............................................................................           1,843          1,707
                                                                                            ------------   ------------
        Total assets....................................................................    $     45,925   $     53,938
                                                                                            ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable, current portion of long-term debt and capital lease obligations........    $     63,776   $     80,745
  Term loan - affiliate.................................................................           7,500          7,500
  Accounts payable......................................................................          12,471          6,301
  Accrued expenses......................................................................           9,402          8,414
  Accrued interest......................................................................           1,854          2,929
  Unearned revenue - current............................................................           4,349          3,727
  Foreign income taxes payable..........................................................           1,272          2,516
                                                                                            ------------   ------------
        Total current liabilities.......................................................         100,624        112,132
Long-term debt and capital lease obligations............................................             719          3,890
Unearned revenue - non current..........................................................             782            391
Other liabilities and deferred credits..................................................           1,399            468
Stockholders' equity (deficit):
Preferred stock, $.001 par value. Authorized 1,000,000 shares
  8% convertible preferred series, liquidation value $100 per share; issued and
    outstanding 620,408 and 671,550 at December 31, 2001 and 2002, respectively.........          62,041         67,155
Common stock, $.001 par value. Authorized 50,000,000 shares; issued and
    outstanding 14,547,055 shares at December 31, 2001 and 2002.........................              15             15
Additional paid-in capital..............................................................          58,867         58,867
Accumulated deficit.....................................................................        (176,194)      (186,886)
Accumulated other comprehensive loss....................................................          (2,328)        (2,094)
                                                                                            ------------   ------------
        Total stockholders' equity (deficit)............................................         (57,599)       (62,943)
                                                                                            ------------   ------------
        Total liabilities and stockholders' equity (deficit)............................    $     45,925   $     53,938
                                                                                            ============   ============

          See accompanying notes to consolidated financial statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                       2000          2001         2002
                                                                    ----------   -----------   ----------
Revenues.......................................................     $   66,152   $    93,451   $   89,015
Expenses:
  Direct operating expenses....................................         52,725        67,097       65,580
  Selling, general and administrative expenses.................          9,982         9,340        9,069
  Depreciation and amortization................................         26,916        35,735        9,810
  Cost of contractual rights purchase..........................          3,821            --           --
  Charge for asset impairments.................................          3,299        38,507           --
                                                                    ----------   -----------   ----------
          Total costs and expenses.............................         96,743       150,679       84,459
                                                                    ----------   -----------   ----------
          Operating income (loss)..............................        (30,591)      (57,228)       4,556
Other income (expense):
  Interest expense.............................................         (7,953)       (6,725)      (7,458)
  Interest income..............................................            396           106           77
  Other........................................................            869        (2,439)         656
                                                                    ----------   -----------   ----------
          Total other expense..................................         (6,688)       (9,058)      (6,725)
                                                                    ----------   -----------   ----------
          Loss before income tax expense.......................        (37,279)      (66,286)      (2,169)
Income tax expense.............................................            343         1,111        3,409
                                                                    ----------   -----------   ----------
          Net loss.............................................        (37,622)      (67,397)      (5,578)
Preferred dividends............................................         (4,304)       (4,820)      (5,217)
                                                                    ----------   -----------   ----------
          Net loss applicable to common stock..................     $  (41,926)  $   (72,217)  $  (10,795)
                                                                    ==========   ===========   ==========
LOSS PER COMMON SHARE -- BASIC AND DILUTED:
Net loss.......................................................     $    (2.59)  $     (4.63)  $     (.38)
Dividend requirement on pay-in-kind preferred stock............           (.29)         (.33)        (.36)
                                                                    ----------   -----------   ----------
Net loss per common share......................................     $    (2.88)  $     (4.96)  $     (.74)
                                                                    ==========   ===========   ==========

          See accompanying notes to consolidated financial statements

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                       CUMULATIVE                                                  ACCUMULATED
                                       PAY-IN-KIND                 ADDITIONAL                        OTHER             TOTAL
                                        PREFERRED      COMMON       PAID-IN        ACCUMULATED    COMPREHENSIVE     STOCKHOLDERS'
                                          STOCK        STOCK        CAPITAL          DEFICIT          LOSS        EQUITY (DEFICIT)
                                       -----------     ------      ----------      -----------    -------------   ----------------
Balances at December 31, 1999.......     $14,968        $  15      $ 42,111        $ (63,074)       $(1,380)          $ (7,360)
  Net loss......................              --           --            --          (37,622)            --            (37,622)
  Conversion of subordinated notes
     to preferred stock.............      38,972           --        16,747               --             --             55,719
  Issuance of preferred stock
     dividends......................       3,376           --            --           (3,376)            --                 --
  Issuance of 3,000 shares of
     common stock to non-employee
     directors......................          --           --             9               --             --                  9
  Translation adjustment............          --           --            --               --           (996)              (996)
                                         -------        -----      --------        ---------        -------           --------
Balances at December 31, 2000.......     $57,316           15      $ 58,867        $(104,072)       $(2,376)          $  9,750
  Net loss..........................          --           --            --          (67,397)            --            (67,397)
  Issuance of preferred stock
     dividends......................       4,725           --            --           (4,725)            --                 --
  Translation adjustment............          --           --            --               --             48                 48
                                         -------        -----      --------        ---------        -------           --------
Balances at December 31, 2001.......     $62,041        $  15      $ 58,867        $(176,194)       $(2,328)          $(57,599)
  Net loss..........................          --           --            --           (5,578)            --             (5,578)
  Issuance of preferred stock              5,114           --            --           (5,114)            --                 --
     dividends......................
  Translation adjustment............          --           --            --               --            234                234
                                         -------        -----      --------        ---------        -------           --------
Balances at December 31, 2002.......     $67,155        $  15      $ 58,867        $(186,886)       $(2,094)          $(62,943)
                                         =======        =====      ========        =========        =======           ========

          See accompanying notes to consolidated financial statements

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                      2000          2001         2002
                                                                   ----------    ----------   ----------
Cash flows from operating activities:
  Net loss.....................................................    $  (37,622)   $  (67,397)  $   (5,578)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Charge for asset impairment................................         3,299        38,507           --
    Provision for doubtful accounts............................           200           370            9
    Depreciation and amortization expense......................        21,146        17,349        9,607
    Cost of contractual rights purchase represented by non-
      cash consideration.......................................         1,470            --           --
    Amortization of multi-client data library..................         5,770        18,386          203
    (Gain) loss on the sale of fixed assets....................           (69)          446         (643)
    Exchange loss (gain).......................................           (48)        1,640          628
    Other non-cash items.......................................           394            34           48
  Changes in operating assets and liabilities:
    Restricted cash............................................            --            --         (858)
    Accounts receivable........................................         7,572        (6,899)       1,911
    Inventories................................................            21           (22)         (64)
    Prepaids...................................................         3,352        (1,105)         (40)
    Work-in-process............................................           440          (381)         404
    Other assets...............................................         1,143           325           68
    Accounts payable...........................................        (6,284)        5,879       (6,170)
    Accrued expenses...........................................         7,459        (5,645)        (535)
    Foreign income taxes payable...............................          (916)          933        1,244
    Other liabilities and deferred credits.....................         2,189          (388)      (1,322)
                                                                   ----------    ----------   ----------
      Net cash provided by (used in) operating activities......         9,516         2,032       (1,088)
Cash flows from investing activities:
  Capital expenditures, net....................................        (2,185)       (3,071)      (4,817)
  Multi-client data............................................        (1,940)         (438)          --
  Proceeds from the sale of assets.............................         1,127           240          814
  Restricted cash..............................................            --            --           17
                                                                   ----------    ----------   ----------
      Net cash used in investing activities....................        (2,998)       (3,269)      (3,986)
Cash flows from financing activities:
  Debt issue costs.............................................            --            --           --
  Preferred stock issue costs..................................          (462)           --           --
  Issuance of common stock.....................................             9            --           --
  Dividends paid...............................................            --            --           --
  Borrowings made during the period............................        39,607        44,959       39,706
  Repayment on borrowings during the period....................       (44,641)      (44,252)     (30,236)
                                                                   ----------    ----------   ----------
      Net cash provided by (used in) financing activities......        (5,487)          707        9,470
Effect of exchange rate changes on cash........................           (80)         (653)        (462)
                                                                   ----------    ----------   ----------
      Net increase (decrease) in cash and cash equivalents.....           951        (1,183)       3,934
Cash and cash equivalents at beginning of period...............         2,703         3,654        2,471
                                                                   ----------    ----------   ----------
Cash and cash equivalents at end of period.....................    $    3,654    $    2,471   $    6,405
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

     The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. While management believes there has been a recent improvement in market conditions for seismic services, especially in Latin America and the Far East, funds to finance operations are expected to remain limited through 2003 and may not permit the Company to continue its operations in the ordinary course of business.

     The Company is currently in default under its credit facility (the "Credit Facility"), with Elliott Associates, L.P. ("Elliott") as well as under the indenture under which the 9 3/4% Senior Notes due 2008 (the "Senior Notes") were issued. As a result of the event of default under the indenture, the trustee, or the holders of a specified percentage in aggregate principal amount of the Senior Notes, could take the steps necessary to cause the Senior Notes to become immediately due and payable. As of the date of this report, neither the trustee nor such holders has exercised this right. Additionally, the event of default under the Senior Notes constitutes an event of default under the Credit Facility, which entitles Elliott to accelerate the maturity of all amounts owing under the Credit Facility and to exercise remedies to collect such amounts as provided under the Credit Facility and the related security agreements. As of the date of this report, Elliott has not exercised this right. Accordingly, the Company has classified $43.5 million of otherwise long-term debt related to the Senior Notes and $24.2 million of otherwise long-term debt related to the Credit Facility as current and expects to continue to do so for the foreseeable future. If the maturity of any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code. Additionally, as a result of the defaults, the Company does not expect that any additional amounts will be made available to the Company under the Credit Facility.

     There are currently no additional committed sources of financing available to the Company and no availability under its existing facilities. The Company has in the past relied on its majority stockholder, Elliott, to provide credit support and interim funding. Elliott has indicated to the Company that it will not commit to provide additional financial and credit support to the Company during 2003. Even if the Company's operating results continue to improve and cost control initiatives are successful during 2003, the Company will require additional financing, or waivers on current debt obligations, to sustain its operations and meet its debt service requirements as those amounts become due. There can be no assurance that amounts that become due in 2003 can be paid or refinanced or that any additional financing can be obtained to meet the Company's needs.

     The Company has incurred significant net losses during each of the past three years and has operated with working capital deficits during this period. As a result, the Company's capital requirements during 2002 were funded primarily through $7.7 million in funds provided by Elliott pursuant to a factoring arrangement and $8.2 million of funds provided by Foothill, and cash collateralized by Elliott, under the supplemental term loan of the Credit Facility, in combination with close management of the Company's accounts receivable and payables.

     The Company will need to attain profitable operating levels in order to provide sufficient cash flow to service its debt, maintain its operations and fund capital expenditures. While the Company was able to generate an operating income in 2002, the overcapacity in the seismic service industry and the Company's increased reliance on international operations, will require that the Company continue to closely manage its available cash resources. Because of the high costs associated with equipping and operating crews outside of North America and the time generally required to process billings and receive payments, the Company expects to require significant amounts of liquidity to support its international projects.

     The Company has approximately $159.3 million of debt and preferred stock outstanding at December 31, 2002. Currently, the Company's highly leveraged capital structure negatively impacts and will continue to negatively impact its profitability and operating cash flow. If the Company is not able to significantly improve its operations or obtain additional financing, either from Elliott or other sources, a financial restructuring will be required to allow the Company to be a viable entity on a long-term basis.

     The Company's management is currently in discussions with the ad hoc steering committee of the holders of the Senior Notes and

Elliott concerning a debt-for-equity exchange or other comprehensive restructuring of the Company's indebtedness that, among other things, would resolve the interest payment default under the Senior Notes, and because other defaults have been waived through June 15, 2003, would eliminate Elliott's right to accelerate amounts outstanding under the Credit Facility through the date of the existing waiver. Additionally, the Company has taken measures to reduce costs through consolidation of certain locations, resizing its United States operations to reduced current demand levels, and reductions in overhead personnel. Should such measures be unsuccessful, or should any of the Company's debtors exercise their right to accelerate their amounts outstanding, there would be substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of those uncertainties.

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

     The acquisition of Solid State by Grant during the fourth quarter of 1997 occurred in two parts: the initial acquisition of a majority interest accounted for as a purchase and the acquisition of the minority interest. As of September 30, 1997 the Principal Stockholders owned a controlling interest in both Solid State (approximately 64%) and Grant (100%). As such, at that date, the Principal Stockholders were deemed to have transferred their ownership in Solid State to Grant. The acquisition of the majority interest in Solid State was accounted for as an exchange of ownership interests between entities under common control, and the assets and liabilities of Solid State were transferred to Grant's Financial Statements at historical cost in a manner similar to a pooling-of-interests. The acquisition of the unaffiliated minority interest began in November 1997 when Grant initiated a tender offer (the "Tender Offer") for all the outstanding common shares of Solid State not held by Grant. In connection with the Tender Offer, the Principal Stockholders transferred their ownership of Solid State to Grant and agreed to loan Grant $15.8 million to pay for the shares tendered in the Tender Offer. The Tender Offer expired on December 19, 1997 and the acquisition was completed on December 23, 1997, after which Solid State became a wholly owned subsidiary of Grant. The acquisition of the unaffiliated minority interest in Solid State was accounted for as a purchase, resulting in approximately $15.3 million in goodwill, the balance of that which was remaining at December 31, 2001 was fully impaired.

     As a result of the aforementioned transactions, Grant's consolidated balance sheets as of December 31,

2001 and December 31, 2002 and statements of operations and cash flows for years ended December 31, 2000, 2001 and 2002 are presented using the basis of accounting discussed above.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all of their respective majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Revenues

     Revenue from cancelable exclusive seismic surveys is recognized as the services are performed or, when applicable, in accordance with contractual milestones then chargeable to the customer in accordance with contract terms. Anticipated losses on survey contracts are recognized when such losses are determinable. Revenue from non-cancelable exclusive and non-exclusive seismic surveys is recognized in accordance with the percentage of completion method of accounting based upon costs incurred as a percentage of total estimated costs. The Company does not currently have any non-cancelable contracts and they are not common for the Company.

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

     Restricted Cash

     At December 31, 2002 and 2001, restricted cash included contractually restricted customer advances totaling $858,000 and a certificate of deposit totaling $17,000, respectively which were pledged as collateral for letters of credit.

     Allowance for Doubtful Accounts

     A reconciliation of the allowance for doubtful accounts is provided below (in thousands).

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                 2000         2001        2002
                                                 -----        -----      ------
Balance at beginning of period............       $ 352        $ 461      $  790
Charged to costs and expenses.............         200          370           9
Amounts charged off.......................         (91)         (41)       (261)
                                                 -----        -----      ------
Balance at end of period..................       $ 461        $ 790      $  538
                                                 =====        =====      ======

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

     Mobilization Cost

     Transportation and other direct expenses incurred prior to and at the commencement of geophysical operations in an area or on a specific contract, that would not have been incurred otherwise, are deferred and recognized over either the lesser of the term of the related contract (in the case of costs related to a specific contract this method is always used) or backlog of contracts in that area, or one year.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of future minimum lease payments at the inception of the lease.

     Depreciation is provided principally by the straight-line method over the estimated useful lives of the various classes of assets as follows:

                                                                   YEARS
                                                                   -----
Buildings and improvements...................................      5-20
Data processing equipment....................................       3-5
Plant facilities and office fixtures.........................      5-10
Seismic exploration and transportation equipment.............      3-10

     Plant and equipment held under capital leases are amortized by the straight-line method over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance and repairs are charged to operations. Betterments and major renewals are capitalized. Amortization of assets recorded under capital leases is included with depreciation and amortization expense.

     Multi-Client Data Library

     The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve-month period beginning at the completion of the acquisition and processing of each multi-client survey, costs are amortized based on revenues from such survey (inclusive of underwriting fees) as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years. Amortization expense associated with the Company's multi-client data library was $18.4 million and $0.2 million for the years ended December 31, 2001 and 2002, respectively. As of December 31, 2001 and 2002, accumulated amortization related to the Company's multi-client data library was $29.0 million and $29.2 million, respectively.

     On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey or group of surveys are less than the carrying value of such survey or group of surveys (see Note 4).

     Asset Impairment

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" the Company evaluates the recoverability of property and equipment, and other long-lived assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

     Goodwill

     Goodwill, representing the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. Accumulated amortization was approximately $6.2 million as of December 31, 2001. The Company assessed the recoverability of this intangible asset by determining whether the goodwill balance was expected to be recovered through undiscounted future operating cash flows of the acquired operation over the remaining estimated life of the goodwill. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflective of Grant's estimated average cost of capital. The assessment of the recoverability of goodwill was impacted if estimated future operating cash flows were not achieved. Based on the fourth quarter 2001 assessment, the remaining net book value of the goodwill created in the purchase of GGI's assets, previously being amortized over 30 years, the goodwill created in the acquisition of Solid State's minority interest, previously being amortized over 20 years and the goodwill created in the purchase of the remaining interest in ISI, previously being amortized over 30 years, was fully impaired during 2001 (see Note 4) in accordance with the applicable accounting standards at that time. As a result of the above-mentioned impairments, no goodwill remains at December 31, 2002.

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

     Foreign Exchange Gains and Losses

     The United States ("U.S.") dollar is the Company's primary functional currency in all foreign locations with the exception of its Canadian subsidiaries. Accordingly, those foreign entities (other than Canada) translate property and equipment (and related depreciation) and inventories into U.S. dollars at the exchange rate in effect at the time of their acquisition while other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. Re-measurement gains and losses are included in the determination of net income and are reflected in other income (expense). The Canadian subsidiaries use the Canadian dollar as their functional currency and translate all monetary assets and liabilities at year-end exchange rates and operating results at average exchange rates prevailing during the year in accordance with SFAS No. 52, "Foreign Currency Translation". Adjustments resulting from the translation of Canadian assets and liabilities are recorded in the accumulated other comprehensive loss account in stockholders' equity (deficit).

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

     Stock-Based Compensation

    As allowed by SFAS No. 123, "Accounting for Stock Based Compensation" the Company has elected to continue to follow the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, whereby compensation expense is recognized only in situations where stock compensation plans award intrinsic value to recipients at the date of grant, rather than following the fair value method of SFAS No. 123. Pro forma disclosure of the estimated effects on net income (loss) and income (loss) per common share had the fair value method prescribed by SFAS No. 123 been followed is included in
Note 12.

     Segment Information

     The Company follows the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The management approach required by SFAS No. 131 designates the internal organization used by management for making operating decisions and assessing performance as the basis for determining the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers (see Note 5).

(4) CHARGE FOR ASSET IMPAIRMENT

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

     The multi-client data survey impairments in 2000 and 2001 were due to revised estimates of future licensing prospects for such data due to reduced interest in the area by oil and gas companies and depressed exploration activities in the oil and gas exploration and production industry sector. The impairment of goodwill in 2001 resulted from revised estimates of projected discounted future operating cash flows due to depressed exploration activity resulting in decreased demand for the Company's data acquisition and data processing services in the United States and Canada. The impairment of fixed assets in 2001 was due to technological obsolescence of certain of the Company's assets.

     No impairments were made in 2002.

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

    The tables below present information about the Company's reported segments for the periods indicated (in thousands):

                                                                           LATIN
                                            UNITED STATES      CANADA     AMERICA      FAR EAST      TOTAL
                                            -------------      ------     -------      --------      -----
FOR THE YEAR ENDED DECEMBER 31, 2002
  Revenues .............................    $    5,089        $ 10,088    $ 73,787     $     51     $ 89,015
  Operating Income (Loss) ..............        (8,760)         (1,427)     14,906         (163)       4,556
  Depreciation and Amortization ........          2076           2,318       5,412            4        9,810
FOR THE YEAR ENDED DECEMBER 31, 2001
  Revenues .............................    $   34,848 (1)      12,502    $ 44,127     $  1,974     $ 93,451
  Operating Income (Loss) ..............       (42,295)        (14,685)       (608)         360      (57,228)
  Depreciation and Amortization ........        26,734           4,483       4,208          310       35,735

     Revenues and identifiable assets by country are as follows as of and for the periods indicated (in thousands):

                                    YEAR ENDED DECEMBER 31,
                             -------------------------------------
                               2000         2001            2002
                             ---------    ---------      ---------
Total revenues
United States............    $  26,825    $  34,848 (1)  $   5,089
Canada...................       14,984       12,502         10,088
Latin America............       20,183       44,127         73,787
Far East.................        4,160        1,974             51
                             ---------    ---------      ---------
                             $  66,152    $  93,451      $  89,015
                             =========    =========      =========

                                           DECEMBER 31,
                                      ----------------------
                                        2001         2002
                                      ---------    ---------
Identifiable assets:
United States.....................    $   5,771    $   7,665
Canada............................       10,615        4,893
Latin America.....................       23,173       36,941
Far East..........................           42          114
                                      ---------    ---------
Total identifiable assets.........       39,601       49,613
Corporate assets..................        6,324        4,325
                                      ---------    ---------
                                      $  45,925    $  53,938
                                      =========    =========

     (1) Includes sale for $15.0 million of substantial portion of multi-client data library in the Southern U.S.

     For the year 2000, revenues from two oil companies were approximately $10.1 million (15% of total revenues) and $9.7 million (15%). During 2001, revenues from two oil companies were approximately $15.7 million (17% of total revenues) and $14.8 million (16%). During 2002, revenues from three oil companies were approximately $14.3 million (16% of total revenues), $14.0 million (16%) and
13.9 million (16%).

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

(7) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                    ACCUMULATED
                                                        COST       DEPRECIATION
                                                      ---------    ------------
                                                           (IN THOUSANDS)
DECEMBER 31, 2001
 Land.......................................          $     392     $      --
 Buildings and improvements.................              1,587           456
 Plant facilities and store fixtures........              1,308         1,150
 Machinery and equipment....................             92,136        74,764
                                                      ---------     ---------
                                                      $  95,423     $  76,370
                                                      =========     =========
DECEMBER 31, 2002
 Land.......................................          $     375     $      --
 Buildings and improvements.................              1,605           567
 Plant facilities and store fixtures........              1,380         1,183
 Machinery and equipment....................            100,881        77,649
                                                      ---------     ---------
                                                      $ 104,241     $  79,399
                                                      =========     =========

     Depreciation expense on property, plant and equipment for the years ended December 31, 2000, 2001, and 2002 was $19.6 million, $15.9 million and $7.7 million, respectively. Additionally, effective January 1, 2002, the Company has extended the useful lives of certain of its assets to properly match the depreciation expense with the future revenues expected to be obtained from the assets. The 2002 impact on depreciation expense resulting from the asset life extensions is a reduction of approximately $750,000.

(8) INCOME TAXES

    The amounts of income (loss) before income taxes attributable to domestic and foreign operations follow (in thousands):

                              YEAR ENDED DECEMBER 31,
                        ------------------------------------
                           2000         2001         2002
                        ----------   ----------   ----------
Domestic...........     $  (25,131)  $  (46,863)  $  (13,144)
Foreign............        (12,148)     (19,423)      10,975
                        ----------   ----------   ----------
                        $  (37,279)  $  (66,286)  $   (2,169)
                        ==========   ==========   ==========

     The components of income tax expense follow (in thousands):

                                       YEAR ENDED DECEMBER 31,
                                     ---------------------------
                                     2000      2001       2002
                                     -----    -------    -------
Current:
 State.....................          $  --    $    --    $    --
 Federal...................             --         --         --
 Foreign...................            343      1,111      3,409
Deferred:
 State.....................             --         --         --
 Federal...................             --         --         --
 Foreign...................             --         --         --
                                     -----    -------    -------
Income tax expense............       $ 343    $ 1,111    $ 3,409
                                     =====    =======    =======

     The total income tax expense (benefit) is different from the amount computed by applying the U.S. Federal income tax rate to income before income taxes. The reasons for these differences were as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                                       2000         2001          2002
                                                    ----------   ----------    ----------
Income tax expense (benefit) at U.S.
 federal rate...................................    $  (13,048)  $  (23,200)   $     (759)
Increases (reductions) in taxes from:
Foreign income taxed at more (less)
 than U.S. rate.................................           269          132           693
Losses with no tax benefit expected.............        13,122       24,179         3,475
                                                    ----------   ----------    ----------
Income tax expense recorded.....................    $      343   $    1,111    $    3,409
                                                    ==========   ==========    ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                2000         2001         2002
                                                             ----------   ----------   ----------
Deferred tax assets:
  Plant and equipment, principally due to differences
     in depreciation....................................     $    4,240   $   10,675   $   10,812
  Goodwill amortization.................................             --        5,959        5,444
  Financing costs.......................................             34            6            5
  Research and development costs........................            476          448          428
  Allowance for doubtful accounts and other accruals....            161          276          188
  Net capital loss carryforwards........................            533           --          513
  Net operating loss carryforwards......................         36,314       33,268       36,396
                                                             ----------   ----------   ----------
          Total.........................................         41,758       50,632       53,786
Deferred tax liabilities:
  Goodwill amortization.................................           (803)          --           --
  Plant and equipment, principally due
     to differences in depreciation.....................             --           --           --
                                                             ----------   ----------   ----------
  Net deferred tax asset................................         40,955       50,632       53,786
  Valuation allowance...................................        (40,955)     (50,632)     (53,786)
                                                             ----------   ----------   ----------
          Net deferred tax asset
            (liability).................................     $       --   $       --   $       --
                                                             ==========   ==========   ==========

     A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is then adjusted when the realization of deferred tax assets becomes more likely than not. Adjustments are also made to recognize the expiration of net operating loss carryforwards, with equal and offsetting adjustments to the related deferred tax asset. The increase in the valuation allowance during 2001 and 2002 of approximately $9,677,000 and $3,154,000, respectively, resulted primarily from current period net operating losses.

     As of December 31, 2002, Grant has U.S. ($91,985,507) and non-U.S. ($10,626,480) net operating loss carryforwards of approximately $102,611,987. Such tax loss carryforwards expire in varying amounts during the periods from 2003 through 2022, except for $802,608 of the non-U.S. loss which has an indefinite carryforward period.

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

(9) DEBT AND OTHER FINANCINGS

     A summary of notes payable, long-term debt, and capital lease obligations was as follows (in thousands):

                                                                                                  DECEMBER 31,
                                                                                            ------------------------
                                                                                               2001          2002
                                                                                            ----------    ----------
Term loan -- affiliate:
  Prime plus 1.5%, minimum 7% (5.75% at December 31, 2002), due May 11, 2005..........      $    7,500    $    7,500
                                                                                            ==========    ==========
Revolving Credit Line and Term Loans:
  Term loan -- prime plus 1.5%, (5.75% at December 31, 2002),
    due January 1, 2005...............................................................      $    9,250    $    6,048
  Term loan -- 8% at December 31, 2002, due May 11, 2005                                                  $    8,183
  Revolving credit line -- prime plus 1.5%, (5.75% at
    December 31, 2002), due May 11, 2005..............................................           4,061         5,420
Senior Notes -- 9.75%, due February 15, 2008..........................................          43,469        43,504
Agreement for sale with recourse - affiliate - 10% due October 31, 2003...............           4,000        11,700
Equipment notes payable - prime plus 4.05% (8.3% at December 31, 2002), due
    December 31, 2003.................................................................           2,263           861

Other notes payable 2003 -- 8% to 10.38%, due 2003-2005...............................             591           333
Capital lease obligations - 3.0% to 10%, due 2003-2006................................             861         8,586
                                                                                            ----------    ----------
Total long-term debt..................................................................          64,495        84,635
Less current portion..................................................................         (63,776)      (80,745)
                                                                                            ----------    -----------
     Notes payable, long-term debt and capital lease
       obligations excluding current portion..........................................      $      719    $    3,890
                                                                                            ==========    ==========

     On May 11, 1999, the Company entered into a Loan and Security Agreement (the "Credit Facility") with Foothill Capital Corporation and Elliott (collectively the "Lenders"), pursuant to which the Company could borrow up to $6.0 million through a revolving facility and up to $19.0 million through two term loans. Proceeds were used to repay all of the Company's outstanding indebtedness to Elliott ($14.8 million) and to provide additional liquidity and working capital to support the Company's operations. The Foothill/Elliott Credit Facility imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make other distributions in cash or certain property, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company or its subsidiaries, make investments (as defined in the Foothill/Elliott Credit Facility) and maintain a minimum EBITDA (earnings before interest, tax, depreciation and amortization) level. The interest rate on the loans is 1.5% over prime with a minimum interest rate of 7%.

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

     On June 28, 2001, the Company completed further modifications to the Credit Facility whereby the credit facility was decreased from $29.0 million to $28.0 million by means of decreasing the original commitment under the term loan. The original term loan of $11.5 million, which had been reduced through periodic payments to $6.1 million, was increased to an outstanding balance of $10.5 million. Additional modifications were made to the agreement to revise the repayment period on the Foothill term loan. Under the amended agreement, the final principal payment on the term loan will be made January 2005.

     On May 24, 2002, the Company completed further modifications to the Credit Facility whereby, among other things, the maximum amount of the revolving facility was reduced from $10.5 million to $8.0 million (subject to additional borrowing base limitations) and Foothill agreed, subject to conditions, to fund a $16.5 million supplemental term loan. Additionally, on July 8, 2002, the Company completed additional modifications to the Foothill/Elliott Credit Facility whereby, among other things, the maximum amount of the Foothill supplemental term loan was increased from $16.5 million to $19.5 million. Advances under the supplemental term loan are conditioned, among other things, on Elliott having elected, at its sole and absolute discretion, to deposit cash collateral with Foothill in the amount of such advances to secure Elliott's guarantee of the supplemental term loan. The supplemental term loan will bear interest at the 90-day CD rate announced by Wells Fargo. The Foothill supplemental term loan and all other obligations under the Foothill/Elliott Credit Facility are secured by substantially all assets of the Company and its subsidiaries, are guaranteed by Elliott and, except as to the existing Elliott term loan, may be purchased from Foothill by Elliott at any time on 5 business days' notice.

     The modifications to the Foothill/Elliott Credit Facility made on July 8, 2002 also include a new mandatory prepayment provision with respect to the $6.9 million Foothill term loan. In brief, the new provision generally requires the Company, upon any net movement of equipment outside the United States and Canada, to prepay the Foothill term loan so that the remaining outstanding balance thereof is no greater than two-thirds of the appraised value of the equipment remaining in the United States and Canada in which Foothill has a perfected security interest. At December 31, 2002, $7.5 million and $6.0 million were outstanding under the Elliott term loan and the Foothill term loan, respectively, $5.4 million was outstanding under the Foothill revolving credit line, and $8.2 million was outstanding under the Foothill supplemental term loan. Based on the Company's borrowing base and current Elliott cash collateral levels at December 31, 2002, these amounts represent the maximum amount then allowable at such date under the respective facilities.

     On January 2, 2003, Elliott exercised its right to buy out Foothill and become the sole agent and lender under the Credit Facility (see Note 21). The Company is in default of certain payment provisions under the Credit Facility. Elliott has granted the Company numerous waivers of the payment defaults (see Note 21) subsequent to year-end and certain payment defaults are currently waived through June 15, 2003. However, the Company's event of default on it's 9 3/4% Senior Notes (described below) has created an event oF default under the Credit Facility that has not been waived (see below discussion for further discussion of default and Elliott's rights).

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

     The Senior Notes were issued under an indenture (the "Indenture") entered into among the Company, as issuer, the Subsidiary Guarantors, and LaSalle Bank National Association, as trustee, dated as of February 18, 1998. The Indenture imposes certain limitations on the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness (including capital leases), incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company or any of its Restricted Subsidiaries. Additionally, the indenture provides for an event of default, if a default resulting in the acceleration of indebtedness of the Company greater than $5.0 million occurs. As of April 15, 2002, the Company was not being held in default by any of its lenders but due to the event of default on the Foothill/Elliott credit facility mentioned above, the Company has classified $43.5 million of otherwise long-term debt as current in the Company's financial statements for the fiscal year ended December 2001.

     In order to improve its liquidity and supplement its operating activities, pursuant to a registration statement originally filed on October 28, 1999 and declared effective on January 12, 2000, the Company offered to exchange (the "Exchange Offer") $100,000,000 aggregate principal amount of its outstanding Senior Notes for shares of its Convertible Preferred Stock with an aggregate liquidation value equal to 65% of the aggregate principal amount of the Senior Notes tendered, plus 100% of the accrued and unpaid interest thereon through the date of the exchange. On January 19, 2000, a total of $56,320,000 of the Senior Notes, together with $2,364,000 of accrued and unpaid interest, were exchanged for 389,722 shares of Convertible Preferred Stock. The Senior Notes exchanged represent all of the Senior Notes previously held by Elliott and Elliott International. No other Senior Notes were tendered and the Exchange Offer expired on February 7, 2000. The consummation of the Exchange Offer has increased the Company's liquidity by reducing its principal payment obligations with respect to the Senior Notes and reducing the negative cash flow impact of its interest payment obligations on the Senior Notes. The Company intends to pay dividends on the Convertible Preferred Stock in additional shares of Convertible Preferred Stock until further notice. In connection with the Exchange Offer, the Company solicited and obtained requisite consents from the holders of its Senior Notes in order to amend definitions and to modify certain restrictive covenants in the indenture governing the Senior Notes. As evidenced by market transactions, the estimated fair value of the Senior Notes was $10.8 million at December 31, 2002.

     The Company is currently in default under the Senior Notes and a resulting default has occurred under the Credit Facility. As a result of the event of default under the indenture, the trustee, or the holders of a specified percentage in aggregate principal amount of the Senior Notes, could take the steps necessary to cause the Senior Notes to become immediately due and payable. As of the date of this report, neither the trustee nor such holders has exercised this right. Additionally, the event of default under the Senior Notes constitutes an event of default under the Credit Facility, which entitles Elliott to accelerate the maturity of all amounts owing under the Credit Facility and to exercise remedies to collect such amounts as provided under the Credit Facility and the related security agreements. As of the date of this report, Elliott has not exercised this right. Accordingly, the Company has classified $43.5 million of otherwise long-term debt related to the Senior Notes and $24.2 million of otherwise long-term debt related to the Credit Facility as current and expects to continue to do so for the foreseeable future. If the maturity of any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code. Additionally, as a result of the defaults, the Company does not expect that any additional amounts will be made available to the Company under the Credit Facility.

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

     On August 3, 2001, the Company completed an agreement with Elliott for the sale, with recourse retained, of certain of its foreign accounts receivable. The agreement allows the Company to sell, at its election, both billed and unbilled receivables arising out of data acquisition and processing services rendered by Grant's branch operations in Ecuador and Colombia. The maximum amount available for Elliott to purchase is $4.0 million and the agreement extends through February 2002, with all repayments to Elliott required by that time. As of December 31, 2001, the Company's obligation under the agreement was $4.0 million. On January 7, 2002, the agreement for purchase and assignment of foreign accounts receivable with Elliott was modified to extend the term of the agreement to September 30, 2002 and to increase the maximum amount allowable to be purchased by Elliott from the Company to $5,250,000. On February 5, 2002, March 5, 2002 and March 21, 2002 additional modifications were made to the Elliott agreement to increase the maximum amount allowable to be purchased by Elliott from the Company to $7,500,000, $10,900,000 and $11,700,000, respectively. Additionally, the March 21, 2002 amendment expanded the scope of the agreement to include receivables for all of the Company's South American locations. On September 30, 2002, the agreement was further modified to extend the term of the arrangement to October 31, 2003. As of May 15, 2003, $11,700,000 was outstanding under the agreement all of which is due and payable on October 31, 2003.

     There are no additional formal commitments to provide financing in place at this time. Should business conditions not improve or cost control initiatives not be successful during 2003, the Company would require additional sources of financing to sustain operational activities. There can be no assurance that Elliott will continue to provide credit support and working capital funding, or that alternative financing will be available on commercially acceptable terms or that such financing will be available at all.

     As of December 31, 2002, the maturities of the Company's notes payable, long-term debt and capital lease obligations (in thousands) are as follows:

  YEARS ENDED
  DECEMBER 31           AMOUNT
---------------        --------
  2003.........        $ 88,245(1)
  2004.........           3,828
  2005.........              58
  2006.........               4
  2007.........               0
Thereafter                    0
                       --------
                       $ 92,135
                       ========

------------

(1) See above for discussion on classification of the Foothill/Elliott credit facility and the 9 3/4% Senior Notes.

(10) LEASES

     The Company had under capital and operating leases office and warehouse space and equipment with remaining terms ranging from approximately one to five years. The future minimum lease payments under Grant's various capital and non-cancelable operating leases are as follows (in thousands):

                                                        CAPITAL    OPERATING
YEARS                                                   LEASES      LEASES
-----                                                   -------    ---------
 2003...............................................    $ 5,182    $     585
 2004...............................................      3,980          359
 2005...............................................         29          103
 2006...............................................          4           68
 2007...............................................         --           68
                                                        -------    ---------
Total minimum lease payments........................      9,195        1,181
Less interest.......................................        609           --
                                                        -------    ---------
     Present value of net minimum lease payments....    $ 8,585    $   1,181
                                                        =======    =========

     Accumulated amortization for capitalized leases was $1.1 million and $2.3 million at December 31, 2001 and 2002, respectively. Rental expense was $2.4 million, $1.6 million and $1.2 million for 2000, 2001 and 2002 respectively.

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

     The Incentive Plan was amended in June 2001 to increase the number of shares reserved for issuance under the Incentive Plan from 2,000,000 shares of Grant common stock to 2,750,000 shares of Grant common stock. Additionally, effective June 30, 2001, the Board of Directors approved the repricing of certain original options outstanding with exercise prices between $3.00 and $6.84 per share to $2.00 per share. No compensation cost resulted from the repricing because, as of the repricing date, the exercise price of the repriced options was not estimated to be less than the fair value of the underlying shares. The Company has adopted the variable method of accounting for the related options effective June 30, 2001. No compensation cost has been recognized for the year ended December 31, 2002 related to these options, as the exercise price of the repriced options is not estimated to have exceeded the fair value of the underlying shares during the period beginning June 30, 2001 and ending December 31, 2002.

     The Incentive Plan is required to be administered by the Board of Directors or by a committee of the Board of Directors consisting of at least two non-employee directors. The Board of Directors or its designated committee will select the employees and non-employee directors to whom awards may be granted and the type of award to be granted and determine, as applicable, the number of shares to be subject to each award, the exercise price and the vesting. In making such determinations, the Board of Directors or its designated committee will take into account the employee's present and potential contributions to the success of the Company and other relevant factors. As of December 31, 2002, awards covering 1,504,300 shares have been made by the Board of Directors. During 2002, there were 838,100 option cancellations due to terminations. All such options were granted at a price equal to or in excess of the then estimated fair market value of the Company's stock at the date of grant. Such options have an average exercise price of $3.11 per share (range of $2.00 to $5.76 per share), subject to adjustment in certain circumstances. There were no awards of options in 2002. In addition, 57,000 total restricted shares (36,000 in 1998, 18,000 in 1999 and 3,000 in 2000) were granted to each non-employee director subject to the satisfaction of certain conditions set forth under the Incentive Plan. The Company recognized no compensation expense in 2001 and 2002, in relation to such restricted shares, based on its estimate of fair market value pursuant to SFAS No. 123. As of March 31, 2003, 54,000 of such shares were unrestricted.

Stock Options

     A summary of the status of stock options granted is presented below.

                                                        NUMBER            WEIGHTED
                                                       OF SHARES          AVERAGE
                                                      UNDER OPTION     EXERCISE PRICE
                                                      ------------     --------------
Shares under option at December 31, 1999....           1,766,400          $ 5.03
 Granted....................................             705,000          $ 2.79
 Exercised..................................                  --              --
 Canceled...................................             337,700          $ 5.68
                                                       ---------          ------
Shares under option at December 31, 2000....           2,133,700          $ 4.14
 Granted....................................           1,288,800          $ 2.00
 Exercised..................................                 --               --
 Canceled...................................           1,080,100          $ 3.86
                                                       ---------          ------
Shares under option at December 31, 2001....           2,342,400          $ 2.42
 Granted....................................                  --              --
 Exercised..................................                  --              --
 Canceled...................................             838,000          $ 3.11
                                                       ---------          ------
Shares under option at December 31, 2002....           1,504,300          $ 2.13
                                                       =========          ======
 Options exercisable at December 31:
 2001.......................................             735,933          $ 3.41
 2002.......................................             684,100          $ 2.28

     The following table summarizes information with respect to stock options outstanding at December 31, 2002

                          NUMBER          WEIGHTED                           NUMBER
   RANGE OF            OUTSTANDING        AVERAGE            WEIGHTED      EXERCISABLE       WEIGHTED
   EXERCISE                AT            REMAINING           AVERAGE           AT            AVERAGE
    PRICES              12/31/02      CONTRACTUAL LIFE    EXERCISE PRICE    12/31/02      EXERCISE PRICE
----------------       -----------    ----------------    --------------   -----------    --------------
$ 4.75 to $ 6.84           50,000           5.32              $ 5.76          50,000          $  5.76
$      2.00             1,454,300           3.69              $ 2.00         634,100          $  2.00
                        ---------                                            -------          -------
                        1,504,300                                            684,100          $  2.28
                        =========                                            =======

     As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation", the Company applies Accounting Principles Board Opinion 25 in accounting for its share-based compensation plans. Accordingly, no compensation cost has been recognized under these plans, with the exception noted above, because, as of the measurement date, which in this case is the grant date, the exercise price of granted options is equal to or in excess of the fair value of the underlying shares. Had compensation cost for the Company's share-based compensation plans been determined based on the fair values of the options granted after January 1, 1998, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have increased as follows (in thousands, except per share amounts):

                                                            YEAR ENDED             YEAR ENDED             YEAR ENDED
                                                           DECEMBER 31,           DECEMBER 31,           DECEMBER 31,
                                                               2000                   2001                   2002
                                                           ------------           ------------           -------------
Net loss to common stockholders as reported .....          $    (41,926)          $    (72,217)          $     (10,795)
Less total stock based employer compensation
 expense determined under fair value based
 method for all awards, net of tax related
 effects ........................................          $         --           $         --           $         --
Pro forma net loss to common stockholders .......          $    (41,926)          $    (72,217)          $     (10,795)
Basic and diluted (loss)
        Per share as reported ...................          $      (2.88)          $      (4.96)          $       (0.74)
        Pro forma ...............................          $      (2.88)          $      (4.96)          $       (0.74)

     The estimated weighted average fair value of options granted during both 2000 and 2001 was $0 determined in conformity with the Black-Scholes option pricing model in all material respects.

(13) EMPLOYEE BENEFIT PLANS

     Employee Retirement Savings Plan

     GGI had established a defined contribution plan covering substantially all U.S. and certain foreign employees whereby participants could elect to contribute between 1% and 15% of their annual salary. Participants could not make contributions in excess of $11,000 per year (as adjusted annually by the cost of living adjustment factor). On the Effective Date, GGI assumed and assigned the plan to Grant. Under the plan, the employer may contribute, on a discretionary basis, one-half of the participant's contribution percentage up to 6% (limited to 3% of any employee's annual salary). The plan was amended in June 1997 to eliminate the employer's option to contribute common stock so that discretionary contributions may be made only in the form of cash. Cash contributions to the plan by Grant for years ended December 31, 2000, 2001 and 2002 totaled $51,000, $43,000,and $49,000 respectively.

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

     Dividend requirements on Grant's pay-in-kind preferred stock were $4.3 million, $4.8 million and $5.2 million for the years ended December 31, 2000, 2001, and 2002 respectively.

     In 2000, 2001 and 2002, the Company issued payment in kind dividends aggregating 41,803, 47,247 and 51,142 shares of Convertible Preferred Stock, respectively.

     Common Stock

     At December 31, 2002, Grant had authorized 50,000,000 shares of common stock, par value $.001 per share, of which 14,547,055 were issued and outstanding at December 31, 2001 and 2002.

                                                                         COMMON STOCK
                                                                     --------------------
                                                                       SHARES      AMOUNT
                                                                     ----------    ------
Balance, December 31, 2000....................................       14,547,055     $ 15
                                                                     ----------     ----
Balance, December 31, 2001....................................       14,547,055     $ 15
                                                                     ==========     ====
Balance, December 31, 2002....................................       14,547,055     $ 15
                                                                     ==========     ====

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

     The Company is a party to a lawsuit filed in August 2000, which alleges, among other things, that the defendants wrongfully acquired geophysical data from plaintiff's mineral estates after January 1, 1998. The Plaintiffs seek unspecified damages and injunctive relief. The matter is in the early stages of discovery and no dates have been set for a class certification hearing or trial on the merits. The Company believes that the allegations of the lawsuit are without merit and intends to vigorously defend the lawsuit. Management does not believe the outcome of this lawsuit will have a material adverse impact on the Company's financial position, results of operations or cash flows.

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

(16) RELATED PARTY TRANSACTIONS

     During 2000 and 2001, the Company performed data acquisition and processing services for an affiliated oil and gas exploration and production company. Further, this affiliated company participated in 2000 as an underwriter in one of the Company's multi-client data library programs. Revenues for these services were approximately $10,092,000 and $1,480,000 for 2000 and 2001, respectively, and related accounts receivable outstanding at December 31, 2001 were $200,000. The Company did not perform any services for any affiliated companies in 2002. Management of the Company believes such operations were conducted under terms and conditions comparable to third-party customers.

     Effective January 1, 2001, one of the Company's subsidiaries entered into a consulting agreement with a term through December 31, 2003, with Crossbay Ventures Ltd. ("Crossbay") & James Devine, the Company's Chairman of the Board, whereby Crossbay Ventures Ltd. Agreed to provide the consultancy and advisory services of Mr. Devine, in exchange for an annual fee of $125,000. Through amendments to this agreement the annual fee has increased to $150,000. In 2002, a total of $132,395 was paid by the Company's subsidiary to Crossbay under this agreement. Additionally, in 2001, Mr. Devine was granted 300,000 options to purchase the Company's stock subject to certain vesting requirements. In April 2003, these options were cancelled and 400,000 options were issued in consideration for consultancy services received.

     See Note 20 for a discussion of the subscription offering and Notes 1, 9, 14 and 21 for discussion of financing with Elliott.

(17) LOSS PER SHARE

     Loss per common share-basic and diluted is computed as follows (in thousands, except per share amounts):

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2000         2001         2002
                                                   ----------   ----------   ----------
Net loss applicable to common stock...........     $  (41,926)  $  (72,217)  $  (10,795)
                                                   ==========   ==========   ==========
Weighted average common shares................         14,547       14,547       14,547
                                                   ==========   ==========   ==========
Loss per common share -- basic and diluted....     $    (2.88)  $    (4.96)  $     (.74)
                                                   ==========   ==========   ==========

     Options on shares of common stock totaling 705,000 in 2000, 1,288,800 in 2001, and 0 in 2002, were not included in computing diluted earnings per share because their effects were anti-dilutive.

     Dividend requirements on Grant's pay-in-kind preferred stock were $4.3 million, $4.8 million and $5.2 million for the years ended December 31, 2000, 2001, and 2002 respectively.

(18) COMPREHENSIVE INCOME (LOSS)

     Effective January 1, 1998, Grant adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components, including foreign currency translation adjustments and unrealized gains (losses) on marketable securities classified as available-for-sale. Grant's total comprehensive gain (loss) is as follows for the periods presented. No tax benefit (after consideration of the valuation allowance required under SFAS No. 109) has been allocated to "Other comprehensive loss -- foreign currency translation adjustments" for any of the reported periods

                                                                YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2000          2001         2002
                                                          ----------    ----------   ----------
                                                                     (IN THOUSANDS)
Net loss applicable to common stock...................    $  (41,926)   $  (72,217)  $  (10,795)
Other comprehensive gain (loss) - foreign currency
  translation adjustments.............................          (996)           48          234
                                                          ----------    ----------   ----------
          Total comprehensive loss....................    $  (42,922)   $  (72,169)  $  (10,561)
                                                          ==========    ==========   ==========

(19) SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                        2000         2001        2002
                                                       -------      -------    -------
                                                               (IN THOUSANDS)
CASH PAID FOR INTEREST AND TAXES:
 Taxes, net of refunds..........................       $   218      $ 3,155    $ 4,653
 Interest.......................................         4,822        4,539      6,383

     Non-cash investing and financing activities consisted of the following:

                                                                            YEAR ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                        2000        2001        2002
                                                                       -------     -------    ---------
                                                                                 (IN THOUSANDS)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Property, plant and equipment acquired through debt
   Issuance......................................................      $ 1,268     $ 1,900    $  10,626
 Dividends paid in preferred stock in-kind.......................        3,376       4,725        5,114

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

(21) SUBSEQUENT EVENTS

         On January 2, 2003, principal on the Foothill term loan ($250,000) and interest ($100,000) on the combined loans outstanding under the Company's credit in the aggregate amount of $350,000 became due and payable. Due to cash flow constraints, the Company did not fulfill its obligations to Foothill and Elliott under the Credit Facility to pay such amount with cash on hand; as permitted under the Credit Facility, Foothill made an advance to the Company under the Foothill revolving facility allowing the Company to make the required payment, however, the advance to the Company resulted in the amount outstanding under the Foothill revolving facility being in excess of the Company's availability under the Foothill revolving facility by $190,000 (the "Overadvance"). The Overadvance became due and payable immediately (or, to the extent of the $100,000 portion thereof used to fund interest that was due and payable on January 2, 2003, on January 9, 2003). The Company did not immediately repay any portion of the Overadvance and, pursuant to the terms of the Credit Facility, the failure to immediately repay the portion of the Overadvance used to fund the principal payment due on January 2, 2003 constituted an event of default under the Credit Facility.

         On January 3, 2003, Elliott elected to exercise its option under the Credit Facility to purchase all of the $19.8 million in outstanding loans owing to Foothill under the Credit Facility (consisting of $5.8 million outstanding under the Foothill revolving facility, $5.8 million outstanding under the Foothill term loan and $8.2 million outstanding under the supplemental term loan) and all of Foothill's other rights under the Credit Facility and Elliott replaced Foothill as agent under the Credit Facility (the "Foothill Buyout"). As a result of the Foothill Buyout, as of January 3, 2003, Elliott became the agent and sole lender under the Credit Facility under which the Company had a total of $27.3 million in outstanding loans (consisting of $19.8 million in purchased loans together with $7.5 million outstanding under the preexisting Elliott term loan).

         In connection with the Foothill Buyout, the Credit Facility was amended as of January 3, 2003 to suspend through and including January 24, 2003 the Company's obligation to remit proceeds of accounts received that would have otherwise had to be submitted to Elliott under the agreement. Additionally, in connection with the Foothill Buyout, the Company agreed to pay Elliott as part of the obligations payable by the Company under the Credit Facility all amounts paid by Elliott to Foothill in connection with the Foothill Buyout in excess of the amounts otherwise owing by the Company to Foothill under the Credit Facility (whether or not the Company was otherwise obligated to pay such amounts and specifically including the $210,716 early termination payment Elliott was required to pay to Foothill in connection with the Foothill Buyout (for which Elliott was not entitled to reimbursement from the Company)) (all such amounts being referred to as the "Waiver Fee"). The subsidiary guarantors of the Company under the Credit Facility guaranteed payment of the Waiver Fee. In connection with the Foothill Buyout, Elliott, the Company and the subsidiary guarantors under the Credit Facility released Foothill from any liability in respect of the Credit Facility, Foothill released Elliott from its guaranty of the Company's obligations to Foothill under the Credit Facility and the subsidiary guarantors reaffirmed their guaranty of the obligations of the Company to Elliott.

         On January 24th, the Credit Facility was supplemented to extend the Company's obligation to remit proceeds of accounts received that would have otherwise had to be submitted to Elliott under the agreement to February 5, 2003. Additionally, the Credit Facility was amended to allow for any payments due on account of the Obligations under the Credit Facility from and after January 24, 2003 to and including February 5, 2003 to be due and payable on February 5, 2003. This agreement was subsequently supplemented numerous times to continue to extend the waiver period for remitting the proceeds of accounts received and making payments on its obligations (the "Waiver Period"). As of May 15, 2003, the above mentioned Waiver Period has been extended to June 15, 2003, with all amounts becoming due and payable on June 16, 2003.

         Due to insufficient cash on hand and lack of availability under the Credit Facility, the Company was not able to make the $2.1 million interest payment on the 9 3/4% Senior Notes due 2008 (the "Senior Notes") due on February 18, 2003 within the 30 day gracE period ending March 20th, 2003 as required by the indenture under which the notes were issued. The failure to pay the interest installment within the 30 day grace period constitutes an event of default under the indenture.

         The Company does not expect to be able to fulfill the interest payment obligation through its cash flow from operations and as of the date of this report, Elliott has refused to make any additional credit available to the Company for the purpose of making the interest payment. Further, due to the current financial condition of the Company, it is unlikely that any alternative financing will be able to be obtained. Therefore, unless Elliott, in its sole and absolute discretion, permits the Company to borrow additional amounts under the Credit Facility or alternative financing is obtained, the Company is unlikely to be able to make the interest payment in the foreseeable future.

         As a result of the event of default under the indenture, the trustee, or the holders of a specified percentage in aggregate principal amount of the Senior Notes, could take the steps necessary to cause the Senior Notes to become immediately due and payable. As of the date of this report, neither the trustee nor such holders has exercised this right. Additionally, the failure to make the interest payment within the grace period constitutes an event of default under the Credit Facility, which entitles Elliott to accelerate the maturity of all amounts owing under the Credit Facility and to exercise remedies to collect such amounts as provided under the Credit Facility and the related security agreements. As of the date of this report, Elliott has not exercised this right. Accordingly, the Company expects to continue to classify any otherwise long-term debt related to the Senior Notes and the Credit Facility as current in the Company's financial statements for the foreseeable future. If any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

     The Company's management is currently in discussions with the ad hoc steering committee of the holders of the Senior Notes and Elliott concerning a debt-for-equity exchange or other comprehensive restructuring of the Company's indebtedness that, among other things, would resolve the interest payment default. No understanding or agreement has been reached with the committee or Elliott as of the date of this report and the Company can make no assurance that any such resolution will be achieved.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL FINANCIAL INFORMATION
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               1ST          2ND           3RD             4TH
                                             QUARTER      QUARTER       QUARTER         QUARTER
                                            ---------    ---------     ---------      ------------
2001
Revenues...............................     $  36,075    $  11,952     $  23,990      $   21,434
Operating loss.........................        (2,830)      (5,004)       (5,008)(1)     (44,386)(2)
Net loss...............................        (5,592)      (6,882)       (7,392)        (47,531)
Net loss applicable to common stock....        (6,745)      (8,072)       (8,618)        (48,782)
LOSS PER COMMON SHARE -
  BASIC AND DILUTED:
Net loss per common share..............     $    (.46)   $    (.55)    $    (.59)     $    (3.36)
2002
Revenues...............................     $  29,313    $  15,631     $  18,238      $   25,833
Operating income/(loss)................         1,481         (806)         (553)          4,434
Net income/(loss)......................        (1,040)      (2,334)       (3,314)          1,110
Net loss applicable to common stock....        (2,288)      (3,621)       (4,641)           (245)
LOSS PER COMMON SHARE -
  BASIC AND DILUTED:
Net loss per common share..............     $   (0.16)   $   (0.25)    $   (0.32)     $    (0.02)

----------

(1) Includes a $97 charge for asset impairment on the multi-client data library (see Note 4 to consolidated financial statements).

(2) Includes a $745 charge for asset impairment on the multi-client data library, a $31,390 charge for impairment of goodwill and a $6,372 charge for a net impairment on certain of the Company's fixed assets. (see Note 4 to consolidated financial statements).

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                 DESCRIPTION
-------                                                -----------
 3.1      --   Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the
               Commission on August 19, 1999).

 3.2      --   Articles of Amendment to the Amended and Restated Certificate of Incorporation of the
               Registrant. (incorporated by reference to Exhibit 3.2 of the Registrant's Registration
               Statement on Form S-1, File No. 333-89863, originally filed with the commission on October
               28, 1999).

 3.3      --   Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Commission on August 19, 1999).

 4.1      --   Certificate of Designations of 8% Exchangeable Preferred Stock of the Registrant
               (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K
               filed with the Commission on August 19, 1999).

 4.2      --   Certificate of Designations of 8% Convertible Preferred Stock of the Registrant.
               (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form
               S-1, File No. 333-89863, originally filed with the Commission on October 28, 1999).

 4.3      --   Specimen Certificate for the Common Stock, par value $.001 per share, of the Registrant
               (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form
               S-1, File No. 333-43219, originally filed with the Commission on December 24, 1997).

 4.4      --   Specimen Certificate for the 8% Exchangeable Preferred Stock, par value $.001 per share, of the Registrant. (incorporated by reference to Exhibit 4.4 of the Registrant's Registration
               Statement on Form S-1, File No. 333-89863, originally filed with the Commission on October
               28, 1999).

 4.5      --   Specimen Certificate for the 8% Convertible Preferred Stock, par value $.001 per share, of the Registrant. (incorporated by reference to Exhibit 4.5 of the Registrant's Registration
               Statement on Form S-1, File No. 333-89863, originally filed with the Commission on October
               28, 1999).

 4.6      --   Indenture dated as of February 18, 1998, by and among the Registrant, LaSalle National Bank, as trustee, and the subsidiary guarantors, as defined therein (incorporated by reference to
               Exhibit 4.6 of the Registrant's Registration Statement on Form S-1, File No. 333-43219,
               originally filed with the Commission on December 24, 1997).

 4.7      --   First Supplemental Indenture, dated as of January 19, 2000, by and among the Registrant,
               LaSalle Bank National Association, as trustee, and the subsidiary guarantors, as defined therein.

10.1      --   Registration Rights Agreement between the Registrant and Elliott Associates, L.P. dated
               September 19, 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's
               Registration Statement on Form S-1, File No. 333-43219, originally filed with the Commission on December 24, 1997).

10.2      --   Amendment No. 1 to Registration Rights Agreement between the Registrant and Elliott
               Associates, L.P., dated October 1, 1997 (incorporated by reference to Exhibit 4.3 of the
               Registrant's Registration Statement on Form S-1, File No. 333-43219, originally filed with the Commission on December 24, 1997).

 10.3     --   Amendment No. 2 to Registration Rights Agreement between the Registrant and Elliott
               Associates, L.P., dated December 17, 1997 (incorporated by reference to Exhibit 4.4 of the
               Registrant's Registration Statement on Form S-1, File No. 333-43219, originally filed with the Commission on December 24, 1997).

 10.4     --   Amendment No. 3 to Registration Rights Agreement between the Registrant and Elliott
               Associates, L.P., dated October 25, 1999. (incorporated by reference to Exhibit 10.6 of the
               Registrant's Registration Statement on Form S-1, File No. 333-89863, originally filed with the Commission on October 28, 1999).

 10.5     --   Grant Geophysical, Inc. 1997 Equity and Performance Incentive Plan, as amended.
               (incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on
               Form S-1, File No. 333-89863, originally filed with the Commission on October 28, 1999).

 10.6     --   Loan and Security Agreement dated as of May 11, 1999 by and among the Registrant, Elliott
               Associates, L.P. and Foothill Capital Corporation (incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 13, 1999).

 10.7     --   Amendment No. 1 to Loan and Security Agreement, dated as of August 12, 1999, by and among the Registrant, Elliott Associates, L.P. and Foothill Capital Corporation (incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form S-1, File No.
               333-89863, originally filed with the Commission on October 28, 1999).

 10.8     --   Amendment No. 2 to Loan and Security Agreement, dated as of September 23, 1999, by and among the Registrant, Elliott Associates, L.P., and Foothill Capital Corporation. (incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form S-1, File No.
               333-89863, originally filed with the Commission on October 28, 1999).

 10.9     --   Amendment No. 3 to Loan and Security Agreement, dated as February 14, 2000, by and among the
               Registrant, Elliott Associates, L.P. and Foothill Capital Corporation. (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 2001, originally filed with the Commission on April 16, 2001).

10.10     --   Form of Indemnity Agreement between the Registrant and its directors (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the
               Commission on August 19, 1999).

10.11     --   Amended and Restated Receipt, Assignment and Conveyance of Net Revenue Interest as of August
               30, 2000 by and between Grant Geophysical Corp. and Elliott Associates, L.P. (incorporated by reference to Exhibit 10.01 of the Registrant's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 2000, originally filed with the Commission on August 22, 2000.

10.12     --   Depository Agreement for Purchase Option as of December 1, 2000 by and between Grant
               Geophysical Corp. and Elliott Associates, L.P. (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, originally filed with the Commission on April 16, 2001.

10.13     --   Amendment to Depository Agreement for Purchase Option as of January 25, 2001 by and between
               Grant Geophysical Corp. and Elliott Associates, L.P. (incorporated by reference to Exhibit
               10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, originally filed with the Commission on April 16, 2001).

10.14     --   Second Amendment to Depository Agreement for Purchase Option as of February 20, 2001 by and
               between Grant Geophysical Corp. and Elliott Associates, L.P. (incorporated by reference to
               Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
               2001, originally filed with the Commission on April 16, 2001).

10.15     --   Third Amendment to Depository Agreement for Purchase Option as of February 22, 2001 by and
               between Grant Geophysical Corp. and Elliott Associates, L.P. (incorporated by reference to
               Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
               2001, originally filed with the Commission on April 16, 2001).

10.16     --   Amendment No. 4 to Loan and Security Agreement and Consent effective February 2001 by and among Grant Geophysical Inc., Foothill Capital Corporation and Elliott Associates, L.P.
               Third Amendment to Depository Agreement for Purchase Option as of February 22, 2001 by and
               between Grant Geophysical Corp. and Elliott Associates, L.P. (incorporated by reference to
               Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
               2001, originally filed with the Commission on April 16, 2001).

10.17     --   Amendment Number Five to Loan and Security Agreement and Consent effective as of March 21,
               2001 by and among Grant Geophysical Inc., Foothill Capital Corporation and Elliott
               Associates, L.P. (incorporated by reference to Exhibit 10.23 of the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 2001, originally filed with the
               Commission on April 16, 2001).

10.18     --   Amendment Number Six to Loan and Security Agreement and Consent effective as of June 28,
               2001 by and among Grant Geophysical, Inc., Foothill Capital Corporation and Elliott
               Associates, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 2001, originally filed with the
               Commission on November 14, 2001).

10.19     --   Agreement for Purchase and Assignment of Foreign Accounts Receivable By and between Grant
               Geophysical (Int'l), Inc. and Elliott Associates, L.P. (incorporated by reference to Exhibit
               10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
               2001, originally filed with the Commission on November 14, 2001).

10.20     --   Guaranty Agreement by Grant Geophysical Corp. in favor of Elliott Associates, L.P.
               (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q
               for the quarter ended September 30, 2001, originally filed with the Commission on November
               14, 2001).

10.21     --   Amendment Number One to Agreement for Purchase and Assignment of Foreign Accounts Receivable
               by and between Grant Geophysical (Int'l), Inc. and Elliott Associates, L.P. (incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 2001, originally filed with the Commission on May 3, 2002).

10.22     --   Amendment Number Two to Agreement for Purchase and Assignment of Foreign Accounts Receivable
               by and between Grant Geophysical (Int'l), Inc. and Elliott Associates, L.P. (incorporated by reference to Exhibit 10.25 of the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 2001, originally filed with the Commission on May 3, 2002).

10.23     --   Amendment Number Three to Agreement for Purchase and Assignment of Foreign Accounts
               Receivable by and between Grant Geophysical (Int'l), Inc. and Elliott Associates, L.P.
               (incorporated by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 2001, originally filed with the Commission on May 3, 2002).

10.24     --   Amendment Number Four to Agreement for Purchase and Assignment of Foreign Accounts
               Receivable by and between Grant Geophysical (Int'l), Inc. and its designated affiliates, and
               Elliott Associates, L.P. (incorporated by reference to Exhibit 10.27 of the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 2001, originally filed with the
               Commission on May 3, 2002.)

10.25     --   Employment Agreement between the Registrant and Richard F. Miles, dated August 1,

               2001. (incorporated by reference to Exhibit 10.28 of the Registrant's Annual Report on Form
               10-K for the year ended December 31, 2001, originally filed with the Commission on May
               3, 2002.)

10.26     --   Amendment No. 7 to Loan and Security Agreement, dated as of May 24, 2002, by and among the
               Registrant, Elliott Associates, L.P. and Foothill Capital Corporation. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K originally filed with the Commission on June 13, 2002.)

10.27     --   Amendment Number Five to Agreement for Purchase and Assignment of Foreign Accounts
               Receivable, dated May 24, 2002, by and between Grant Geophysical (Int'l), Inc. and its designated affiliates, and Elliott Associates, L.P. (incorporated by reference to Exhibit
               10.2 of the Registrant's Current Report on Form 8-K originally filed with the Commission on
               June 13, 2002.)

10.28     --   Cash Collateral Agreement, dated May 24, 2002, by and among the Registrant, Elliott
               Associates, L.P. and Foothill Capital Corporation. (incorporated by reference to Exhibit
               10.3 of the Registrant's Current Report on Form 8-K originally filed with the Commission on
               June 13, 2002.)

10.29     --   Amendment No. 8 to Loan and Security Agreement, dated as of July 8, 2002, by and among the
               Registrant, Elliott Associates, L.P. and Foothill Capital Corporation. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K originally filed with the Commission on July 30, 2002.)

10.30     --   Amendment Number Six to Agreement for Purchase and Assignment of Foreign Accounts
               Receivable, dated as of July 8, 2002, by and between Grant Geophysical (Int'l), Inc. and its designated affiliates, and Elliott Associates, L.P. (incorporated by reference to Exhibit
               10.2 of the Registrant's Current Report on Form 8-K originally filed with the Commission on
               July 30, 2002.)

10.31     --   Amendment Number Seven to Agreement for Purchase and Assignment of Foreign Accounts
               Receivable, dated September 30, 2002, by and between Grant Geophysical (Int'l), Inc. and its designated affiliates and Elliott Associates L.P. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K originally filed with the Commission on
               October 16, 2002.)

10.32     --   Amendment No. 9 to Loan and Security Agreement, dated as of January 3, 2003, by and among the Registrant and Elliott Associates, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K originally filed with the Commission on January
               22, 2003.)

10.33     --   Acknowledgement and Release, dated as of January 3, 2003, by Elliott Associates, L.P., the
               Registrant and certain subsidiaries of the Registrant. (incorporated by reference to Exhibit
               10.1 of the Registrant's Current Report on Form 8-K originally filed with the Commission on
               January 22, 2003.)

10.34     --   Supplement to Ninth Amendment to Loan and Security Agreement, dated as of January 24, 2003, by and among the Registrant and Elliott Associates, L.P. (incorporated by reference to
               Exhibit 10.1 of the Registrant's Current Report on Form 8-K originally filed with the
               Commission on February 10, 2003.)

10.35     --   Second Supplement to Ninth Amendment to Loan and Security Agreement, dated as of February 4,
               2003, by and among the Registrant and Elliott Associates, L.P. (incorporated by reference to
               Exhibit 10.2 of the Registrant's Current Report on Form 8-K originally filed with the
               Commission on February 10, 2003.)

10.36     --   Third Supplement to Ninth Amendment to Loan and Security Agreement, dated as of February 20,
               2003, by and among the Registrant and Elliott Associates, L.P.

               (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K
               originally filed with the Commission on February 27, 2003.)

 10.37    --   Fourth Supplement to Ninth Amendment to Loan and Security Agreement, dated as of March 7,
               2003, by and among the Registrant and Elliott Associates, L.P. (incorporated by reference to
               Exhibit 10.1 of the Registrant's Current Report on Form 8-K originally filed with the
               Commission on March 18, 2003.)

 10.38    --   Fifth Supplement to Ninth Amendment to Loan and Security Agreement, dated as of March 13,
               2003, by and among the Registrant and Elliott Associates, L.P. (incorporated by reference to
               Exhibit 10.2 of the Registrant's Current Report on Form 8-K originally filed with the
               Commission on March 18, 2003.)

10.39*    --   Amendment to Sixth Supplement to Ninth Amendment to Loan and Security Agreement (No Sixth
               Supplement was completed, Amendment to Sixth supplement was erroneously titled and represents
               Sixth Supplement), dated as of April 14, 2003, by and among the Registrant and Elliott
               Associates, L.P.

10.40*    --   Seventh Supplement to Ninth Amendment to Loan and Security Agreement, dated as of May 13,
               2003, by and among the Registrant and Elliott Associates, L.P.

10.41*    --   Employment Agreement between the Registrant and Narciso Chiquillo, dated August 1, 2001.

10.42*    --   Employment Agreement between the Registrant and Lee Parker, dated August 1, 2001.

10.43*    --   Employment Agreement between the Registrant and Richard J. Dunlop, dated August 1, 2001.

10.44*    --   Employment Agreement between Grant Geophysical (Int'l), Inc. and Scott A. McCurdy, dated
               March 21, 2003.

10.45*    --   Stock Option Agreement between the Registrant and James Devine, dated March 31, 2003.

10.46*    --   Novation Agreement between Grant Geophysical (Int'l), Inc. and Richard F. Miles

10.47*    --   Novation Agreement between Grant Geophysical (Int'l), Inc. and Narciso Chiquillo

10.48*    --   Novation Agreement between Grant Geophysical (Int'l), Inc. and Richard J. Dunlop

10.49*    --   Novation Agreement between Grant Geophysical (Int'l), Inc. and Lee Parker

 21.1     --   Subsidiaries of the Registrant. (incorporated by reference to the Registrant's Registration
               Statement on Form S-1, originally filed with the Commission on October 28, 1999).

 99.1*    --   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

 99.2*    --   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* field herein