Form 10-Q
period 2003-03-31
GRANT GEOPHYSICAL INC
filed 2003-07-15
CIK 866722

===============================================================================

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

                      For the quarter ended March 31, 2003

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

                            Yes [ ]           No [ ]

    As of July 15, 2003, 14,547,055 shares of common stock, par value $.001 per share, were issued and outstanding. As of such date, there was no public market for the common stock.

-------------------------------------------------------------------------------

* The Commission file number refers to a Form S-1 registration statement filed by the registrant under the Securities Act of 1933, which became effective January 12, 2000.

===============================================================================

                             GRANT GEOPHYSICAL, INC.

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 2003

                                                                  PAGE(S)
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated  Balance Sheets as of December 31, 2002
     and March 31, 2003                                              3

   Consolidated Statements of Operations for the Three
     Months Ended March 31, 2002 and 2003                            4

   Consolidated  Statements of Cash Flows for the Three
     Months Ended March 31, 2002 and 2003                            5

   Notes to Consolidated Financial Statements                        6

Item 2.  Management's
   Discussion and Analysis of Financial Condition and
     Results of Operations                                          14

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                              16

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                  17
Item 3.  Defaults on Senior Securities                              17
Item 4.  Submission of Matters to a Vote of Security Holders        17
Item 6.  Exhibits and Reports on Form 8-K                           18

PART III.  SIGNATURES & CERTIFICATIONS                              19

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                          DECEMBER 31,      MARCH 31,
                                                              2002            2003
                                                          ----------       ----------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                               $    6,405       $    3,960
  Restricted cash                                                858               --
  Accounts receivable:
  Trade (net of allowance for doubtful
    accounts of $538 and $509 at
    December 31, 2002 and March 31, 2003, respectively)       11,358           17,653
  Other                                                        4,560            5,238
  Inventories                                                    511              336
  Prepayments and other                                        2,186            1,971
  Work in process                                              1,107            2,818
                                                          ----------       ----------
     Total current assets                                     26,985           31,976

Property, plant and equipment, at cost                       104,241           93,905
Less: accumulated amortization                                79,399           69,796
                                                          ----------       ----------
     Net property, plant and equipment                        24,842           24,109

Multi-client data library - non current                          404              384
Other assets                                                   1,707            1,489
                                                          ----------       ----------
    Total assets                                          $   53,938       $   57,958
                                                          ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, current portion of long-term
    debt and capital lease obligations                    $   80,745       $   79,676
  Term loan - affiliate                                        7,500            7,500
  Accounts payable                                             6,301           10,401
  Accrued expenses                                             8,414            7,666
  Accrued interest                                             2,929            4,486
  Unearned revenue-current                                     3,727            1,051
  Foreign income taxes payable                                 2,516            2,617
                                                          ----------       ----------
    Total current liabilities                                112,132          113,397

Long-term debt and capital lease obligations                   3,890            5,508
Unearned revenue - non current                                   391              391
Other liabilities and deferred credits                           468              468

Stockholders' equity:
  Preferred stock, $.001 par value. Authorized
    1,000,000 shares 8% convertible preferred series,
    liquidation value $100 per share issued and
    outstanding 671,550 shares at December 31, 2002
    and 685,090 shares at March 31, 2003, respectively        67,155           68,509
    Common stock, $.001 par value. Authorized 50,000,000;
    shares issued and outstanding 14,547,055 shares at
    December 31, 2002 and March 31, 2003                          15               15
  Additional paid-in capital                                  58,867           58,867
  Accumulated deficit                                       (186,886)        (187,267)
  Accumulated other comprehensive income                      (2,094)          (1,930)
                                                          ----------       ----------
    Total stockholders' equity                               (62,943)         (61,806)
                                                          ----------       ----------
    Total liabilities and stockholders' equity            $  53,938       $   57,958
                                                          ==========       ==========

          See accompanying Notes to Consolidated Financial Statements.

                    GRANT GEOPHYSICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                           -----------------------
                                             2002           2003
                                           --------       --------
                                                  (UNAUDITED)

Revenues                                   $ 29,313       $ 28,805

Expenses:
  Direct operating expenses                  23,347         20,588
  Selling, general and administrative
    expenses                                  2,158          3,000
  Depreciation and amortization               2,327          2,669
                                           --------       --------
    Total costs and expenses                 27,832         26,257
                                           --------       --------

    Operating income                          1,481          2,548

Other income (expense):
  Interest, net                              (1,742)        (2,011)
  Other                                           3            951
                                           --------       --------
    Total other expense                      (1,739)        (1,060)
                                           --------       --------

    Income (loss) before taxes                 (258)         1,488

Income tax expense                              782            516
                                           --------       --------
  Net income (loss)                          (1,040)           972
  Preferred dividend requirements             1,248          1,353
                                           --------       --------
  Net loss applicable to common stock      $ (2,288)      $   (381)
                                           ========       ========

LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net income (loss)                          $  (0.07)      $   0.07
Dividend requirements on pay-in-kind
  Preferred stock                             (0.09)         (0.09)
                                           --------       --------
Net income(loss) per common share          $  (0.16)      $  (0.02)
                                           ========       ========


          See accompanying Notes to Consolidated Financial Statements.

                     GRANT GEOPHYSICAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     --------------------------
                                                                       2002              2003
                                                                     --------          --------
                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                  $ (1,040)         $    972
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization expense                               2,283             2,623
    Multi-client data library amortization expense                         44                46
    (Gain) loss on sale of fixed assets                                   (20)             (998)
    Provision for doubtful accounts                                         9                 9
    Exchange loss                                                         144               (49)
    Other non-cash items                                                   10                 9
CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN:
    Restricted cash                                                        --               858
    Accounts receivable                                                (3,629)           (6,982)
    Inventories                                                           208               175
    Prepaids                                                              (20)              215
    Work in process                                                     1,003            (1,711)
    Other assets                                                           80               218
INCREASE (DECREASE) IN:
    Accounts payable                                                   (1,624)            4,101
    Accrued interest and other expenses                                (4,630)           (1,868)
    Foreign income tax payable                                            774               101
    Other liabilities and deferred credit                                 (24)                -
                                                                     --------          --------

    NET CASH USED IN OPERATING ACTIVITIES                              (6,432)           (2,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                          (1,145)              103
    Multi-client data library                                              --                --
    Proceeds from sale of assets                                           34             1,959
                                                                     --------          --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (1,111)            2,062

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings made                                                    14,645             1,613
    Repayment on borrowings                                            (8,469)           (3,824)
                                                                     --------          --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     6,176            (2,211)
                                                                     --------          --------
EFFECT OF EXCHANGE RATE USED IN CHANGES ON CASH                          (114)              (15)
                                                                     --------          --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (1,481)           (2,445)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        2,471             6,405
                                                                     --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    990          $  3,960
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

    The Company's ability to meet its debt service and other obligations depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control. The market for seismic services domestically and in Canada remain depressed, but management believes there has been recent improvement in market conditions in Latin America and the Far East, however funds to finance operations are expected to remain limited through 2003 and may not permit the Company to continue its operations in the ordinary course of business.

    The Company is currently in default under its credit facility (the "Credit Facility"), with Elliott Associates, L.P. ("Elliott") as well as under the indenture under which the Company's 9 3/4% Senior Notes due 2008 (the "Senior Notes") were issued. The Company has not made any payment of principal or interest to Elliott in 2003, and the Company did not make the February 18, 2003 scheduled interest payment on the Senior Notes. As a result of the event of default under the indenture, the trustee, or the holders of a specified percentage in aggregate principal amount of the Senior Notes, could take the steps necessary to cause the Senior Notes to become immediately due and payable. As of the date of this report, neither the trustee nor such holders has exercised this right. Additionally, the event of default under the Senior Notes constitutes an event of default under the Credit Facility, which entitles Elliott to accelerate the maturity of all amounts owing under the Credit Facility and to exercise remedies to collect such amounts as provided under the Credit Facility and the related security agreements. As of the date of this report, Elliott has not exercised this right. Accordingly, the Company has classified $43.5 million of otherwise long-term debt related to the Senior Notes and $24.2 million of otherwise long-term debt related to the Credit Facility as current and expects to continue to do so for the foreseeable future. If the maturity of any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code. Additionally, as a result of the defaults, the Company does not expect that any additional amounts will be made available to the Company under the Credit Facility.

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

    The Company has incurred significant net losses during each of the past three years and has operated with working capital deficits during this period. As a result, the Company's capital requirements during 2002 were funded primarily through $7.7 million in funds provided by Elliott pursuant to a factoring arrangement and $8.2 million of funds provided by Foothill, and cash collateralized by Elliott, under the supplemental term loan of the Credit Facility, as well as close management of the Company's accounts receivable and payables.

    The Company will need to attain profitable operating levels in order to provide sufficient cash flow to service its debt, maintain its operations, fund capital expenditures and service existing equipment financing obligations. While the Company was able to generate operating income in 2002, the overcapacity in the seismic service industry and the Company's increased reliance on international operations will require that the Company continue to closely manage its available cash resources. Because of the high costs associated with equipping and operating crews outside of North America and the time generally required to process billings and receive payments, the Company expects to require significant amounts of liquidity to support its international projects.

    The Company has approximately $161.2 million of debt and preferred stock outstanding at March 31, 2003. Currently, the Company's highly leveraged capital structure negatively impacts and will continue to negatively impact its profitability and cash flow. If the Company is not able to significantly improve its operations or obtain additional financing, either from Elliott or other sources, a financial restructuring will be required to allow the Company to be a viable entity on a long-term basis.

    The Company's management is currently in discussions with the ad hoc steering committee of the holders of the Senior Notes and Elliott concerning a debt-for-equity exchange or other comprehensive restructuring of the Company's indebtedness that, among other things, would resolve the interest payment default under the Senior Notes, and because other defaults have been waived through June 30, 2003, would eliminate Elliott's right to accelerate amounts outstanding under the Credit Facility through the date of the existing waiver. Additionally, the Company has taken measures to reduce costs through consolidation of certain locations, resizing its Canadian operation in reaction to reduced current demand levels, and to reduce overhead personnel. Should such measures be unsuccessful, or should any of the Company's creditors exercise their right to accelerate their amounts outstanding, there would be substantial doubt about the Company's ability to continue as a going concern. If the maturity of any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code. The accompanying financial statements do not include any adjustments that might result from the outcome of those uncertainties.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND INDUSTRY CONDITIONS

    The consolidated balance sheets of the Company as of March 31, 2003 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2003 are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements of the Company and its consolidated subsidiaries contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2003, respectively. Results of operations for the interim periods included herein are not necessarily indicative of results of operations for the full year periods. The consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "Commission").

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

    Restricted Cash

    At December 31, 2002 and March 31, 2003, restricted cash balances were $858,000 and $0, respectively, which included contractually restricted customer advances.

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

    Multi-client Data Library

    The costs incurred in acquiring and processing multi-client seismic data owned by the Company are capitalized. During the twelve-month period beginning at the completion of the acquisition and processing of each multi-client survey, costs are amortized based on revenues from such survey as a percentage of total estimated revenues to be realized from such survey. Thereafter, amortization of remaining capitalized costs is provided at the greater of the percentage of realized revenues to total estimated revenues or straight line over four years. Amortization expense associated with the Company's multi-client data library was $44,000 and $46,000 for the three months ended March 31, 2002 and 2003, respectively. As of December 31, 2002 and March 31, 2003, accumulated amortization related to the Company's multi-client data library was approximately $29.2 million and 29.3 million, respectively.

    On a quarterly basis, management estimates the residual value of each survey, and additional amortization is provided if the remaining revenues reasonably expected to be obtained from any survey are less than the carrying value of such survey or group of surveys.

    Asset Impairment

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" the Company evaluates the recoverability of property and equipment, and other long-lived assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

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

      Recent Accounting Pronouncements

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management does not believe the adoption of SFAS No. 143 will have a material impact on Company's consolidated financial position or results of operations.

    In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation" amending SFAS No. 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS No. 148 include (1) the prospective method, which is the method currently provided for in SFAS No. 123,
(2) the retroactive restatement method, which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions of all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company does not intend on adopting the fair value method of accounting for stock-based compensation of SFAS No. 123, and accordingly SFAS No. 148 is not expected to have a material impact on the Company's reported results of operations or financial position in 2003.

    In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities", which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated and thus the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or result of operations.

    In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not expect the provision of this statement to have a significant impact on the Company's results of operations or financial position.

    In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provision of this statement to have a significant impact on the Company's results of operations or financial position.

(3) SEGMENT INFORMATION

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

    The tables below present information about the Company's reported segments for the periods indicated (dollars in thousands):

                                                                 UNITED                   LATIN
                                                                 STATES        CANADA     AMERICA     FAR EAST       TOTAL
                                                                ---------      ------     -------     --------     ---------
     FOR THE THREE MONTHS ENDED MARCH 31, 2003:

      Revenues                                                  $  1,896      $ 3,274    $ 21,981     $ 1,654      $  28,805
      Operating Income (Loss)                                     (1,769)        (686)      5,182        (179)         2,548
      Depreciation and Amortization                                  368          578       1,573         150          2,669

     FOR THE THREE MONTHS ENDED MARCH 31, 2002:

      Revenues                                                  $  1,023      $ 7,302    $ 20,988     $     0      $  29,313
      Operating Income (Loss)                                     (2,211)         851       2,874         (33)         1,481
      Depreciation and Amortization                                  591          643       1,093           0          2,327

(4) DEBT AND OTHER FINANCINGS

    On May 11, 1999, the Company entered into a Loan and Security Agreement (the "Credit Facility") with Foothill Capital Corporation and Elliott (collectively the "Lenders"), pursuant to which the Company could borrow up to $6.0 million through a revolving facility and up to $19.0 million through two term loans. Proceeds were used to repay all of the Company's outstanding indebtedness to Elliott ($14.8 million) and to provide additional liquidity and working capital to support the Company's operations. The Foothill/Elliott Credit Facility imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make other distributions in cash or certain property, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other persons or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company or its subsidiaries, make investments (as defined in the Foothill/Elliott Credit Facility) and requires the Company to maintain a minimum EBITDA (earnings before interest, tax, depreciation and amortization) level. The interest rate on the loans is 1.5% over prime with a minimum interest rate of 7%.

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

    On June 28, 2001, the Company completed further modifications to the Credit Facility whereby the credit facility was decreased from $29.0 million to $28.0 million by means of decreasing the original commitment under the term loan. The original term loan of $11.5 million, which had been reduced through periodic payments to $6.1 million, was increased to an outstanding balance of $10.5 million. Additional modifications were made to the agreement to revise the repayment period on the Foothill term loan. Under the amended agreement, the final principal payment on the term loan is scheduled to be made January 2005.

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

    The modifications to the Foothill/Elliott Credit Facility made on July 8, 2002 also include a new mandatory prepayment provision with respect to the $6.9 million Foothill term loan. In brief, the new provision generally requires the Company, upon any net movement of equipment outside the United States and Canada, to prepay the Foothill term loan so that the remaining outstanding balance thereof is no greater than two-thirds of the appraised value of the equipment remaining in the United States and Canada in which Foothill has a perfected security interest. At March 31, 2003, $7.5 million and $6.0 million were outstanding under the Elliott term loan and the Foothill term loan, respectively, $5.4 million was outstanding under the Foothill revolving credit line, and $8.2 million was outstanding under the Foothill supplemental term loan. Based on the Company's borrowing base and current Elliott cash collateral levels at December 31, 2002, these amounts represent the maximum amount then allowable at such date under the respective facilities.

    On January 2, 2003, Elliott exercised its right to buyout Foothill and become the sole agent and lender under the Credit Facility. The Company is in default of certain payment provisions under the Credit Facility. Elliott has granted the Company numerous waivers of the payment defaults subsequent to year-end and certain payment defaults are currently waived through July 15, 2003. However, the Company's event of default on its 9 3/4% Senior Notes (described below) has created an event of default under the Credit Facility that has not been waived (see below discussion for further discussion of default and Elliott's rights).

    The Company's equipment notes payable and capital lease obligations represent installment loans or capital lease obligations primarily related to the acquisition of seismic recording equipment.

    On February 18, 1998, Grant completed an offering of $100 million face value 9 3/4% Senior Notes due and payable in a lump sum on February 15, 2008. The Senior Notes bear interest from February 18, at a rate per annum set forth above payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1998. The net proceeds to Grant from the sale of the Senior Notes was approximately $95.2 million after deducting the Initial Purchaser's discount and certain other estimated fees and expenses. Grant used the proceeds to repay approximately $74.5 million of the outstanding balance of debt ($73.0 million) and interest ($1.5 million) existing at December 31, 1997. Total debt issue costs of $4.3 million were incurred in connection with the offering and are being amortized over the term of the notes. The unamortized portion of the debt issue costs, included in the Company's other assets, is $1.0 million at March 31, 2003.

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

    In order to improve its liquidity and supplement its operating activities, pursuant to a registration statement originally filed on October 28, 1999 and declared effective on January 12, 2000, the Company offered to exchange (the "Exchange Offer") $100,000,000 aggregate principal amount of its outstanding Senior Notes for shares of its Convertible Preferred Stock with an aggregate liquidation value equal to 65% of the aggregate principal amount of the Senior Notes tendered, plus 100% of the accrued and unpaid interest thereon through the date of the exchange. On January 19, 2000, a total of $56,320,000 of the Senior Notes, together with $2,364,000 of accrued and unpaid interest, were exchanged for 389,722 shares of Convertible Preferred Stock. The Senior Notes exchanged represent all of the Senior Notes previously held by Elliott. No other Senior Notes were tendered and the Exchange Offer expired on February 7, 2000. The consummation of the Exchange Offer has increased the Company's liquidity by reducing its interest payment obligations with respect to the Senior Notes and reducing the negative cash flow impact of its interest payment obligations on the Senior Notes. The Company intends to pay dividends on the Convertible Preferred Stock in additional shares of Convertible Preferred Stock until further notice. In connection with the Exchange Offer, the Company solicited and obtained requisite consents from the holders of its Senior Notes in order to amend definitions and to modify certain restrictive covenants in the indenture governing the Senior Notes. As evidenced by market transactions, the estimated fair value of the $43.5 million aggregate principal amount of Senior Notes outstanding at December 31, 2002 was $10.8 million.

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

    On August 3, 2001, the Company completed an agreement with Elliott for the sale, with recourse retained, of certain of its foreign accounts receivable. The agreement allows the Company to sell, at its election, both billed and unbilled receivables arising out of data acquisition and processing services rendered by the Company's branch operations in Ecuador and Colombia. The maximum amount available for Elliott to purchase is $4.0 million and the agreement extends through February 2002, with all repayments to Elliott required by that time. As of December 31, 2001, the Company's obligation under the agreement was $4.0 million. On January 7, 2002, the agreement for purchase and assignment of foreign accounts receivable with Elliott was modified to extend the term of the agreement to September 30, 2002 and to increase the maximum amount allowable to be purchased by Elliott from the Company to $5,250,000. On February 5, 2002, March 5, 2002 and March 21, 2002 additional modifications were made to the Elliott agreement to increase the maximum amount allowable to be purchased by Elliott from the Company to $7,500,000, $10,900,000 and $11,700,000, respectively. Additionally, the March 21, 2002 amendment expanded the scope of the agreement to include receivables for all of the Company's South American locations. On September 30, 2002, the agreement was further modified to extend the term of the arrangement to October 31, 2003. As of June 27, 2003, $11,700,000 was outstanding under the agreement all of which is due and payable on October 31, 2003. The Company does not expect to be able to retire these amounts through its operating cash flows by October 31, 2003. Therefore, the Company will need to obtain additional financing or reach accommodations with Elliott to avoid a default under this agreement. There can be no assurance that additional financing or such accommodations will be able to be obtained. If the maturity of any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code.

    There are no commitments to provide additional financing in place at this time. Should business conditions not improve or cost control initiatives not be successful during 2003, the Company would require additional sources of financing to sustain operational activities. There can be no assurance that Elliott will continue to provide credit support and working capital funding, or that alternative financing will be available on commercially acceptable terms or that such financing will be available at all.

(5) SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                            2002        2003
                                                          (DOLLARS IN THOUSANDS)
       CASH PAID FOR INTEREST AND TAXES WAS AS FOLLOWS:
         Taxes, net of refunds                             $ 1,537    $ 1,011
         Interest                                            2,197        296(1)


(1) The Company did not make its February, 2003 semi-annual interest payment on the Senior Notes. See Note 4 for discussion of default.

(6) COMMITMENTS AND CONTINGENCIES

    The Company is a party, defendant to a lawsuit filed in August 2000, which alleges, among other things, that the defendants wrongfully acquired geophysical data from plaintiff's mineral estates after January 1, 1998. The plaintiffs seek unspecified damages and injunctive relief. The matter is in the early stages of discovery and no dates have been set for a class certification hearing or trial on the merits. The Company believes that the allegations of the lawsuit are without merit and intends to vigorously defend the lawsuit. Management does not believe this lawsuit will have a material adverse effect on the Company's financial position, results of operations or cash flows.

    Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that none of the claims and actions will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

    The market for seismic land acquisition, both domestically and in Canada, remained significantly depressed throughout the first three months of 2003. Additionally, demand for land and transition zone seismic data acquisition services are primarily determined by oil and gas industry capital expenditures, budgets and spending patterns. These spending patterns are affected by individual oil and gas company budgets as well as industry-wide conditions. Overcapacity in the seismic service industry continues to suppress pricing and activity levels and has materially adversely affected the Company's results of operations. Management has implemented a business plan in 2003 with the specific objectives of improving profitability and generating positive operating cash flow through intensified sales and marketing, tighter cost controls and reduced overhead expenses. Additionally, due to the competitive markets and decreased demand in the United States and Canada, the Company has increased its reliance on its Latin American and Far East land and transition zone operations, areas where higher demand levels exist.

    As of June 19, 2003, the Company was operating one crew in the United States, operating two crews in Latin America, and mobilizing one crew in the Far East. For the three months ended March 31, 2003, the Company's total revenues were $28.8 million, with approximately 6.6% from the United States, 76.3% from Latin America, 11.4% from Canada and 5.7% from the Far East.

RESULTS OF OPERATIONS

THE THREE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED WITH THE THREE-MONTH PERIOD ENDED MARCH 31, 2002

    Revenues. Revenues for the three months ended March 31, 2003 were $28.8 million, compared with $29.3 million for the three months ended March 31, 2002. The net decrease during the first quarter of 2003 of $0.5 million, or 1.7 %, was primarily due to the significant reduction in Canadian seismic data acquisition revenue; partially offset by increased Latin America data acquisition revenues and a new crew operating in the Far East.

    Revenues from United States data acquisition operations increased $0.2 million, or 22.2%, from $0.9 million for the three months ended March 31, 2002 to $1.1 million for the three months ended March 31, 2003. The increase in data acquisition revenues is due to the relative size and number of programs awarded to the Company.

    Revenues from seismic data processing operations were $0.0 million for the first three months of 2003 compared to $0.1 million for the first three months of 2002. The reduction is due to the closing of the Company's Houston processing center in June 2002.

    Revenues from Canadian data acquisition operations decreased $4.0 million, or 54.8% from $7.3 million in the first three months of 2002 to $3.3 million in the first three months of 2003. During the first quarter of 2003, two land seismic crews were operating in Canada. During the first quarter of 2002, three land seismic crews were operating in Canada.

    Revenues from sales of the data library for the first three months of 2003 were $756,000, compared to $47,000 for the first three months of 2002. At March 31, 2003, the remaining book value of the Company's multi-client data library is $ 384,000.

    Revenues for data acquisition operations in Latin America increased $1.0 million, or 4.8%, from $21.0 million in the first three months of 2002 to $22.0 million in the first three months of 2003. This revenue increase is attributable to an additional seismic crew working in Ecuador; partially offset by a decrease in operating crews in Colombia.

    Revenues for data acquisition operations in the Far East increased $1.7 million from $0.0 million in the three months ended March 31, 2002 to $1.7 million in the three months ended March 31, 2003. During the first three months of 2003, the Company mobilized and operated one crew in India. No crews were in operation in the Far East during the first three months of 2002.

    Expenses. Direct operating expenses for the three months ended March 31, 2003 decreased $2.7 million, or 11.6%, to $20.6 million, compared to $23.3 million for the three months ended March 31, 2002. This decrease is primarily a result of decreased data acquisition activities in Canada in the first quarter of 2003.

    Selling, general and administrative expenses increased $0.8 million, or 36.4%, to $3.0 million for the three months ended March 31, 2003 from $2.2 million for the three months ended March 31, 2002. This increase is the result of the Company incurring higher professional costs primarily associated with the Company's efforts towards a debt restructure.

    Depreciation and amortization increased $0.3 million, or 13.0%, to $2.6 million in the first three months of 2003 from $2.3 million for the first three months of 2002. Capital expenditures were $2.6 million and $2.0 million for the first three months of 2003 and 2002, respectively.

    Other Income (Expenses). Interest expense, net, was $2.0 million in the first three months of 2003 and $1.7 million for the first three months of 2002. Other income (expense) in the 2003 quarter includes gains on the sale of fixed assets, which included the sale of the Company's office building in Canada, of $1.0 million compared to $0.02 million for the 2002 quarter.

    Tax Provision. The income tax provisions for the 2002 and 2003 quarters consisted of foreign income taxes. No benefit for United States federal income tax loss carryforwards was recorded in either period, given the uncertainty of realization of such tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    The Company currently has substantial indebtedness. The level of the Company's indebtedness and the Company's current level of cash flow generated from its operations (i) has not allowed for the Company to meet its debt service requirements and the Company does not expect to be able to meet such obligations without refinancing its current debt or reaching an accommodation with the holders of that debt; (ii) makes it extremely difficult for the Company to obtain any additional debt or equity financing for any purpose; (iii) requires that a substantial portion of the Company's available cash be dedicated to debt service and, accordingly, is not available for use in its business; (iv) limits the Company's flexibility in planning for, or reacting to, changes in its business; (v) results in the Company being more highly leveraged than most of its competitors, which places it at a competitive disadvantage in pursuing contract opportunities; and (vi) makes it more vulnerable to current business conditions in the seismic services industry.

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

    The Company's ability to maintain its operations and fund capital expenditures depends on its future performance, which in turn is subject to general economic conditions, activity levels in the oil and gas exploration sector, and other factors beyond the Company's control and upon completing a comprehensive restructuring of its outstanding debt. The Company has incurred net losses for the past three years and, given the continuing low activity level in the United States and Canada for land data seismic acquisition services and cash constraints on the Company, the Company expects to continue to incur net losses through 2003. While management believes there has been a recent improvement in market conditions for seismic services, especially in Latin America and the Far East, our ability to finance operations will remain limited through 2003 and may not be available at all to allow the Company to continue its operations in the ordinary course of business if the Company cannot refinance its debt, reach an accommodation with its lenders or obtain additional financing or credit support.

    During the first quarter the Company raised a total of $1.6 million of working capital through the refinancing and subsequent sale of the Company's office building in Canada and refinancing the Company's office building in Houston, Texas.

    The Company's management is currently in discussions with the ad hoc steering committee of the holders of the Senior Notes and Elliott concerning a debt-for-equity exchange or other comprehensive restructuring of the Company's indebtedness that, among other things, would resolve the interest payment default under the Senior Notes, and because other defaults have been waived through June 30, 2003, would eliminate Elliott's right to accelerate amounts outstanding under the Credit Facility through the date of the existing waiver. Additionally, the Company has taken measures to reduce costs through consolidation of certain locations, resizing its Canadian operation in reaction to reduced current demand levels, and to reduce overhead personnel. Should such measures be unsuccessful, or should any of the Company's creditors exercise their right to accelerate their amounts outstanding, there would be substantial doubt about the Company's ability to continue as a going concern. If the maturity of any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code. The accompanying financial statements do not include any adjustments that might result from the outcome of those uncertainties.

    There are currently no committed additional sources of financing available to the Company and no availability under its existing facilities. The Company has in the past relied on its majority stockholder, Elliott, to provide credit support and interim funding. Elliott has indicated to the Company that it will not commit to provide additional financial and credit support to the Company during 2003. Even if the Company's operating results continue to improve and cost control initiatives are successful during 2003, the Company will require additional financing, or waivers on current debt obligations, to sustain its operations and meet its debt service requirements as those amounts become due. There can be no assurance that amounts that become due in 2003 can be paid or refinanced or that any additional financing can be obtained to meet the Company's needs.

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

The Company's operating results were positively impacted by foreign exchange gain of approximately $49,000 for the three months ended March 31, 2003 and negatively impacted by foreign exchange loss of approximately $144,000 for the three months ended March 31, 2002.

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

    Although the Company believes that the expectations reflected in such forward-looking statements are reasonable it can give no assurance that such expectations will prove to be correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's debt consists of both fixed-interest and variable-interest rate debt; consequently, the Company's results of operations and cash flows, as well as the fair values of its fixed-rate debt instruments, are subject to interest-rate risk. The Company has performed sensitivity analyses to assess the impact of this risk based on a hypothetical ten-percent increase in market interest rates. Market rate volatility is dependent on many factors that are impossible to forecast, and actual interest rate increases could be more severe than the hypothetical ten-percent increase. The Company estimates that if prevailing market interest rates had been ten percent higher throughout the first three months of 2003 and all other factors affecting the Company's debt remained the same, the Company's pretax loss would have been increased by approximately $0.2 million for the first three months of 2003. With respect to the fair value of the Company's fixed-interest rate debt, if prevailing market interest rates had been ten percent higher during the first three months of 2003, and all other factors affecting the Company's debt remained the same, fair value of the Company's fixed-rate debt, as determined on a present-value basis, would have been lower by approximately $3.6 million at March 31, 2003. Given the composition of the Company's debt structure, the Company does not hedge its interest rate risk.

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


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party defendant to a class action lawsuit filed in August 2000, which alleges, among other things, that the defendants wrongfully acquired geophysical data from plaintiff's mineral estates after January 1, 1998. The plaintiffs seek unspecified damages and injunctive relief. The Company filed a motion for summary judgment and an amended motion for summary judgment which was heard and taken under advisement by the Court. On August 23, 2002, after due consideration, the 229th judicial District Court, Starr County, Texas ruled in favor of Grant Geophysical, Inc. and Grant Geophysical Corp.'s amended motion for summary judgment on this matter. The Court, after considering the amended motion for summary judgment, the responses and the argument of counsel, ruled in favor of the Company. The plaintiffs have appealed the judge's decision and the decision is currently in the appellate level process. The Company believes that the allegations of the lawsuit are without merit and intends to defend the lawsuit vigorously. Management does not believe this lawsuit will have a material adverse effect on the Company's financial position, results of operations or cash flow.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In January 2003, the Company issued 13,510 shares and in February, 2003 issued 3 shares of its 8% convertible preferred stock to satisfy payment in-kind dividend requirements on such stock issue. These securities were issued without registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    The Company is currently in default under its credit facility (the "Credit Facility"), with Elliott Associates, L.P. ("Elliott") as well as under the indenture under which the Company's 9 3/4% Senior Notes due 2008 (the "Senior Notes") were issued. As a result of the event of default under the indenture, the trustee, or the holders of a specified percentage in aggregate principal amount of the Senior

Notes, could take the steps necessary to cause the Senior Notes to become immediately due and payable. As of the date of this report, neither the trustee nor such holders has exercised this right. Additionally, the event of default under the Senior Notes constitutes an event of default under the Credit Facility, which entitles Elliott to accelerate the maturity of all amounts owing under the Credit Facility and to exercise remedies to collect such amounts as provided under the Credit Facility and the related security agreements. As of the date of this report, Elliott has not exercised this right. Accordingly, the Company has classified both the $43.5 million of otherwise long-term debt related to the Senior Notes and the $24.2 million of otherwise long-term debt related to the Credit Facility as current and expects to continue to do so for the foreseeable future. If the maturity of any of the Company's debt was accelerated, it would be unlikely that the Company would be able to continue its operations without seeking protection from its creditors under the federal bankruptcy code. Additionally, as a result of the defaults, the Company does not expect that any additional amounts will be made available to the Company under the Credit Facility.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

         EXHIBIT NO.

            10.1*  -- Eighth supplement to the Ninth Amendment to the Elliott credit facility.

            10.2*  -- Ninth supplement to the Ninth Amendment to the Elliott credit facility.

            99.1* -- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

            99.2* -- Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                * Filed herein

      (b)  Reports on Form 8-K

         On January 22, 2003 , the Company filed a current report on Form 8-K related to the disclosure of Amendment Nine to the Elliott credit facility.

         On February 10, 2003, the Company filed a current report on Form 8-K related to the first and second supplement to the Ninth Amendment to the Elliott credit facility.

         On February 27, 2003, the Company filed a current report on Form 8-K related to the third supplement to the Ninth Amendment to the Elliott credit facility.

         On March 18, 2003, the Company filed a current report on Form 8-K related to the fourth and fifth supplement to the Ninth Amendment to the Elliott credit facility.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GRANT GEOPHYSICAL, INC.

Date: July 15, 2003
                                      By: /s/ RICHARD F. MILES
                                          -------------------------------------
                                                   Richard F. Miles
                                          President and Chief Executive Officer


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

Date:  July 15, 2003

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

Date: July 15, 2003

/s/ JAMES BLACK
James Black
Chief Financial Officer

                                INDEX TO EXHIBIT


EXHIBIT NO.

   10.1* -- Eighth supplement to the Ninth Amendment to the Elliott credit facility.

   10.2* -- Ninth supplement to the Ninth Amendment to the Elliott credit facility.

   99.1* --  Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

   99.2* --  Certification of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein